Form 10-Q
period 2021-03-31
TWO HARBORS INVESTMENT CORP.
filed 2021-05-06
CIK 1465740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of May 4, 2021, there were 273,723,894 shares of outstanding common stock, par value $0.01 per share, issued and outstanding.

TWO HARBORS INVESTMENT CORP.

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2021	December 31, 2020
ASSETS	(unaudited)
Available-for-sale securities, at fair value (amortized cost $11,067,188 and $14,043,175, respectively; allowance for credit losses $18,170 and $22,528, respectively)	$11,473,390	$14,650,922
Mortgage servicing rights, at fair value	2,091,761	1,596,153
Cash and cash equivalents	1,159,306	1,384,764
Restricted cash	812,654	1,261,667
Accrued interest receivable	40,527	47,174
Due from counterparties	60,293	146,433
Derivative assets, at fair value	55,145	95,937
Reverse repurchase agreements	76,000	91,525
Other assets	222,839	241,346
Total Assets (1)	$15,991,915	$19,515,921
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Repurchase agreements	$11,676,062	$15,143,898
Revolving credit facilities	443,458	283,830
Term notes payable	395,891	395,609
Convertible senior notes	423,337	286,183
Derivative liabilities, at fair value	16,162	11,058
Due to counterparties	144,270	135,838
Dividends payable	60,384	65,480
Accrued interest payable	11,906	21,666
Commitments and contingencies (see Note 15)	—	—
Other liabilities	99,729	83,433
Total Liabilities (1)	13,271,199	16,426,995
Stockholders’ Equity:
Preferred stock, par value $0.01 per share; 100,000,000 shares authorized and 29,050,000 and 40,050,000 shares issued and outstanding, respectively ($726,250 and $1,001,250 liquidation preference, respectively)	702,550	977,501
Common stock, par value $0.01 per share; 700,000,000 shares authorized and 273,718,537 and 273,703,882 shares issued and outstanding, respectively	2,737	2,737
Additional paid-in capital	5,165,683	5,163,794
Accumulated other comprehensive income	370,148	641,601
Cumulative earnings	1,265,913	1,025,756
Cumulative distributions to stockholders	(4,786,315)	(4,722,463)
Total Stockholders’ Equity	2,720,716	3,088,926
Total Liabilities and Stockholders’ Equity	$15,991,915	$19,515,921
____________________
(1)The condensed consolidated balance sheets include assets and liabilities of consolidated variable interest entities, or VIEs. At March 31, 2021 and December 31, 2020, assets of the VIEs totaled $438,019 and $496,810, and liabilities of the VIEs totaled $432,059 and $477,270, respectively. See Note 3 - Variable Interest Entities for additional information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)
(in thousands, except share data)

	Three Months Ended
	March 31,
	2021	2020
Interest income:
Available-for-sale securities	$55,652	$248,684
Other	457	6,823
Total interest income	56,109	255,507
Interest expense:
Repurchase agreements	8,470	152,605
Revolving credit facilities	4,695	3,531
Term notes payable	3,211	4,804
Convertible senior notes	6,350	4,776
Federal Home Loan Bank advances	—	1,592
Total interest expense	22,726	167,308
Net interest income	33,383	88,199
Other income (loss):
Gain (loss) on investment securities	132,868	(1,081,607)
Servicing income	107,119	130,797
Gain (loss) on servicing asset	327,438	(586,665)
Loss on interest rate swap and swaption agreements	(15,599)	(250,596)
Loss on other derivative instruments	(276,011)	(133,468)
Other (loss) income	(5,742)	798
Total other income (loss)	270,073	(1,920,741)
Expenses:
Management fees	—	14,550
Servicing expenses	24,947	19,905
Compensation and benefits	8,188	8,277
Other operating expenses	7,487	6,801
Restructuring charges	—	719
Total expenses	40,622	50,252
Income (loss) before income taxes	262,834	(1,882,794)
Provision for (benefit from) income taxes	22,677	(13,138)
Net income (loss)	240,157	(1,869,656)
Dividends on preferred stock	17,216	18,950
Net income (loss) attributable to common stockholders	$222,941	$(1,888,606)
Basic earnings (loss) per weighted average common share	$0.81	$(6.91)
Diluted earnings (loss) per weighted average common share	$0.74	$(6.91)
Dividends declared per common share	$0.17	$—
Weighted average number of shares of common stock:
Basic	273,710,765	273,392,615
Diluted	311,465,060	273,392,615

The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (unaudited), continued
(in thousands, except share data)

	Three Months Ended
	March 31,
	2021	2020
Comprehensive loss:
Net income (loss)	$240,157	$(1,869,656)
Other comprehensive loss, net of tax:
Unrealized loss on available-for-sale securities	(271,453)	(198,070)
Other comprehensive loss	(271,453)	(198,070)
Comprehensive loss	(31,296)	(2,067,726)
Dividends on preferred stock	17,216	18,950
Comprehensive loss attributable to common stockholders	$(48,512)	$(2,086,676)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)
(in thousands)

	Preferred Stock	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Earnings	Cumulative Distributions to Stockholders	Total Stockholders’ Equity
Balance, December 31, 2019	$977,501	$2,729	$5,154,764	$689,400	$2,655,891	$(4,509,819)	$4,970,466
Net loss	—	—	—	—	(1,869,656)	—	(1,869,656)
Other comprehensive income before reclassifications, net of tax	—	—	—	234,926	—	—	234,926
Amounts reclassified from accumulated other comprehensive income, net of tax	—	—	—	(432,996)	—	—	(432,996)
Other comprehensive loss, net of tax	—	—	—	(198,070)	—	—	(198,070)
Issuance of common stock, net of offering costs	—	—	142	—	—	—	142
Repurchase of common stock	—	(1)	(1,063)	—	—	—	(1,064)
Preferred dividends declared	—	—	—	—	—	—	—
Common dividends declared	—	—	—	—	—	—	—
Non-cash equity award compensation	—	7	2,308	—	—	—	2,315
Balance, March 31, 2020	$977,501	$2,735	$5,156,151	$491,330	$786,235	$(4,509,819)	$2,904,133

Balance, December 31, 2020	$977,501	$2,737	$5,163,794	$641,601	$1,025,756	$(4,722,463)	$3,088,926
Net income	—	—	—	—	240,157	—	240,157
Other comprehensive loss before reclassifications, net of tax	—	—	—	(202,888)	—	—	(202,888)
Amounts reclassified from accumulated other comprehensive income, net of tax	—	—	—	(68,565)	—	—	(68,565)
Other comprehensive loss, net of tax	—	—	—	(271,453)	—	—	(271,453)
Redemption of preferred stock	(274,951)	—	—	—	—	—	(274,951)
Issuance of common stock, net of offering costs	—	—	99	—	—	—	99
Preferred dividends declared	—	—	—	—	—	(17,216)	(17,216)
Common dividends declared	—	—	—	—	—	(46,636)	(46,636)
Non-cash equity award compensation	—	—	1,790	—	—	—	1,790
Balance, March 31, 2021	$702,550	$2,737	$5,165,683	$370,148	$1,265,913	$(4,786,315)	$2,720,716

The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2021	2020
Cash Flows From Operating Activities:
Net income (loss)	$240,157	$(1,869,656)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Amortization of premiums and discounts on investment securities, net	71,955	41,387
Amortization of deferred debt issuance costs on term notes payable and convertible senior notes	642	554
(Reversal of) provision for credit losses on investment securities	(1,135)	45,638
Realized and unrealized (gains) losses on investment securities	(131,733)	1,035,969
(Gain) loss on servicing asset	(327,438)	586,665
Realized and unrealized loss on interest rate swaps and swaptions	17,249	237,980
Unrealized loss on other derivative instruments	43,466	64,589
Equity based compensation	1,790	2,315
Net change in assets and liabilities:
Decrease in accrued interest receivable	6,647	34,780
Decrease (increase) in deferred income taxes, net	24,546	(44,090)
Decrease in accrued interest payable	(9,760)	(70,083)
Change in other operating assets and liabilities, net	257	34,158
Net cash (used in) provided by operating activities	(63,357)	100,206
Cash Flows From Investing Activities:
Purchases of available-for-sale securities	(131,315)	(4,354,636)
Proceeds from sales of available-for-sale securities	2,050,943	15,586,752
Principal payments on available-for-sale securities	1,047,364	1,119,117
Purchases of trading securities	—	(1,052,500)
Proceeds from sales of trading securities	—	1,053,477
Purchases of mortgage servicing rights, net of purchase price adjustments	(168,170)	(180,951)
(Payments for) proceeds from sales of mortgage servicing rights, net	—	(1,433)
(Purchases) short sales of derivative instruments, net	(64)	(3,630)
(Payments for termination and settlement) proceeds from sales and settlement of derivative instruments, net	(14,755)	(58,840)
Payments for reverse repurchase agreements	(304,875)	(1,591,621)
Proceeds from reverse repurchase agreements	320,400	614,756
Increase (decrease) in due to counterparties, net	94,572	(321,110)
Change in other investing assets and liabilities, net	10,000	508
Net cash provided by investing activities	$2,904,100	$10,809,889

The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited), continued
(in thousands)

	Three Months Ended
	March 31,
	2021	2020
Cash Flows From Financing Activities:
Proceeds from repurchase agreements	$11,976,033	$35,793,417
Principal payments on repurchase agreements	(15,443,869)	(46,096,150)
Proceeds from revolving credit facilities	164,000	25,000
Principal payments on revolving credit facilities	(4,372)	(72,857)
Proceeds from convertible senior notes	279,912	—
Repurchase of convertible senior notes	(143,118)	—
Proceeds from Federal Home Loan Bank advances	—	585,000
Principal payments on Federal Home Loan Bank advances	—	(745,000)
Redemption of preferred stock	(274,951)	—
Proceeds from issuance of common stock, net of offering costs	99	142
Repurchase of common stock	—	(1,064)
Dividends paid on preferred stock	(22,418)	(18,950)
Dividends paid on common stock	(46,530)	(109,175)
Net cash used in financing activities	(3,515,214)	(10,639,637)
Net (decrease) increase in cash, cash equivalents and restricted cash	(674,471)	270,458
Cash, cash equivalents and restricted cash at beginning of period	2,646,431	1,616,826
Cash, cash equivalents and restricted cash at end of period	$1,971,960	$1,887,284
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$30,908	$236,043
Cash paid for taxes, net	$—	$119
Noncash Activities:
Dividends declared but not paid at end of period	$60,384	$—

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
The condensed consolidated financial statements of the Company include the accounts of all subsidiaries; inter-company accounts and transactions have been eliminated. All trust entities in which the Company holds investments that are considered variable interest entities, or VIEs, for financial reporting purposes were reviewed for consolidation under the applicable consolidation guidance. Whenever the Company has both the power to direct the activities of a trust that most significantly impact the entities’ performance, and the obligation to absorb losses or the right to receive benefits of the entities that could be significant, the Company consolidates the trust. Certain prior period amounts have been reclassified to conform to the current period presentation. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial condition of the Company at March 31, 2021 and results of operations for all periods presented have been made. The results of operations for the three months ended March 31, 2021 should not be construed as indicative of the results to be expected for future periods or the full year.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make a number of significant estimates. These include estimates of fair value of certain assets and liabilities, amount and timing of credit losses, prepayment rates, and other estimates that affect the reported amounts of certain assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of certain revenues and expenses during the reported period. It is likely that changes in these estimates (e.g., valuation changes due to supply and demand in the market, credit performance, prepayments, interest rates, or other reasons) will occur in the near term. The Company’s estimates are inherently subjective in nature and actual results could differ from its estimates and the differences may be material.
Significant Accounting Policies
Included in Note 2 to the Consolidated Financial Statements of the Company’s 2020 Annual Report on Form 10-K is a summary of the Company’s significant accounting policies.
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
The adoption of this ASU impacts the Company’s accounting for the purchase of certain beneficial interests with purchased credit deterioration or when there is a “significant” difference between contractual cash flows and expected cash flows. For these securities, the Company records an allowance for credit losses with an increase in amortized cost above the purchase price of the same amount. Subsequent adverse or favorable changes in expected cash flows are recognized immediately in earnings as a provision for or reversal of provision for credit losses, respectively. Adverse changes are reflected as an increase to the allowance for credit losses and favorable changes are reflected as a decrease to the allowance for credit losses. The allowance for credit losses is limited to the difference between the beneficial interest’s fair value and its amortized cost, and any remaining adverse changes in these circumstances are reflected as a prospective adjustment to accretable yield. If the allowance for credit losses has been reduced to zero, the remaining favorable changes are reflected as a prospective adjustment to accretable yield. The Company does not adjust the effective interest rate in subsequent periods for prepayment assumption changes or variable-rate changes. Any changes in the allowance for credit losses due to the time-value-of-money are accounted for in the condensed consolidated statements of comprehensive loss as provision for credit losses rather than a reduction to interest income. Any portion of the AFS securities that is deemed uncollectible results in a write-off of the uncollectible amortized cost with a corresponding reduction to the allowance for credit losses. Recoveries of amounts previously written off results in an increase to the allowance for credit losses.
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
Facilitation of the Effects of Reference Rate Reform on Financial Reporting
In March 2020, the FASB issued ASU No. 2020-04, which provides temporary optional expedients and exceptions on accounting for contract modifications and hedging relationships in anticipation of the replacement of the London Interbank Offered Rate, or LIBOR, with another reference rate. The guidance also provides a one-time election to sell held-to-maturity debt securities or to transfer such securities to the available-for-sale or trading category. The ASU was effective immediately for all entities and expires after December 31, 2022. The Company’s adoption of this ASU did not have an impact on the Company’s financial condition, results of operations or financial statement disclosures.
Issuer’s Accounting for Debt and Equity Instruments
In August 2020, the FASB issued ASU No. 2020-06 to simplify an issuer’s accounting for convertible instruments and its application of the derivatives scope exception for contracts in its own equity. Under the new guidance, only conversion features associated with a convertible debt instrument issued at a substantial premium and those that are considered embedded derivatives in accordance with derivatives guidance will be accounted for separate from the convertible instrument. Additionally, for contracts in an entity’s own equity, the new guidance eliminates some of the requirements for equity classification. The guidance also addresses how convertible instruments are accounted for in the diluted earnings per share calculation and requires enhanced disclosures about the terms of convertible instruments and contracts in an entity’s own equity. The ASU is effective for annual periods, and interim periods within those annual periods, beginning on or after December 15, 2021, with early adoption permitted. The early adoption of the ASU’s guidance results in the Company accounting for a convertible debt instrument without separately presenting in stockholders’ equity an embedded conversion feature. The Company accounts for a convertible debt instrument wholly as debt unless (1) a convertible instrument contains features that require bifurcation as a derivative under ASC 815, Derivatives and Hedging, or ASC 815, or (2) a convertible debt instrument was issued at a substantial premium. The Company’s early adoption of this ASU did not have an impact on the Company’s financial condition, results of operations or financial statement disclosures.

Note 3. Variable Interest Entities
During the year ended December 31, 2019, the Company formed a trust entity, or the MSR Issuer Trust, for the purpose of financing MSR through securitization, pursuant to which, through two of the Company’s wholly owned subsidiaries, MSR is pledged to the MSR Issuer Trust and in return, the MSR Issuer Trust issues term notes to qualified institutional buyers and a variable funding note, or VFN, to one of the subsidiaries, in each case secured on a pari passu basis. In connection with the transaction, the Company also entered into a repurchase facility that is secured by the VFN issued in connection with the MSR securitization transaction, which is collateralized by the Company’s MSR.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
The following table presents a summary of the assets and liabilities of all consolidated trusts as reported on the condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020:

(in thousands)	March 31, 2021	December 31, 2020
Note receivable (1)	$395,891	$395,609
Restricted cash	15,942	72,530
Accrued interest receivable (1)	226	131
Other assets	25,960	28,540
Total Assets	$438,019	$496,810
Term notes payable	$395,891	$395,609
Revolving credit facilities	20,000	9,000
Accrued interest payable	286	156
Other liabilities	15,882	72,505
Total Liabilities	$432,059	$477,270
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
The following table presents the Company’s AFS investment securities by collateral type as of March 31, 2021 and December 31, 2020:

(in thousands)	March 31, 2021	December 31, 2020
Agency:
Federal National Mortgage Association	$8,604,120	$11,486,658
Federal Home Loan Mortgage Corporation	2,578,406	2,837,103
Government National Mortgage Association	281,645	314,130
Non-Agency	9,219	13,031
Total available-for-sale securities	$11,473,390	$14,650,922

At March 31, 2021 and December 31, 2020, the Company pledged AFS securities with a carrying value of $11.5 billion and $14.6 billion, respectively, as collateral for repurchase agreements. See Note 11 - Repurchase Agreements.
At March 31, 2021 and December 31, 2020, the Company did not have any securities purchased from and financed with the same counterparty that did not meet the conditions of ASC 860, Transfers and Servicing, to be considered linked transactions and, therefore, classified as derivatives.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
The Company is not required to consolidate variable interest entities, or VIEs, for which it has concluded it does not have both the power to direct the activities of the VIEs that most significantly impact the entities’ performance, and the obligation to absorb losses or the right to receive benefits of the entities that could be significant. The Company’s investments in these unconsolidated VIEs include all non-Agency securities, which are classified within available-for-sale securities, at fair value on the condensed consolidated balance sheets. As of March 31, 2021 and December 31, 2020, the carrying value, which also represents the maximum exposure to loss, of all non-Agency securities in unconsolidated VIEs was $9.2 million and $13.0 million, respectively.
The following tables present the amortized cost and carrying value of AFS securities by collateral type as of March 31, 2021 and December 31, 2020:

	March 31, 2021
(in thousands)	Principal/ Current Face	Un-amortized Premium	Accretable Purchase Discount	Amortized Cost	Allowance for Credit Losses	Unrealized Gain	Unrealized Loss	Carrying Value
Agency:
Principal and interest	$10,170,349	$456,318	$(13)	$10,626,654	$—	$393,005	$(32,355)	$10,987,304
Interest-only	4,381,919	423,461	—	423,461	(16,699)	78,836	(8,731)	476,867
Total Agency	14,552,268	879,779	(13)	11,050,115	(16,699)	471,841	(41,086)	11,464,171
Non-Agency	1,600,877	15,313	(1,783)	17,073	(1,471)	1,446	(7,829)	9,219
Total	$16,153,145	$895,092	$(1,796)	$11,067,188	$(18,170)	$473,287	$(48,915)	$11,473,390

	December 31, 2020
(in thousands)	Principal/ Current Face	Un-amortized Premium	Accretable Purchase Discount	Amortized Cost	Allowance for Credit Losses	Unrealized Gain	Unrealized Loss	Carrying Value
Agency:
Principal and interest	$13,103,355	$605,253	$(14)	$13,708,594	$—	$629,079	$(420)	$14,337,253
Interest-only	3,649,556	315,876	—	315,876	(17,889)	15,680	(13,029)	300,638
Total Agency	16,752,911	921,129	(14)	14,024,470	$(17,889)	644,759	(13,449)	14,637,891
Non-Agency	2,095,365	16,408	(36)	18,705	(4,639)	109	(1,144)	13,031
Total	$18,848,276	$937,537	$(50)	$14,043,175	(22,528)	$644,868	$(14,593)	$14,650,922

The following table presents the Company’s AFS securities according to their estimated weighted average life classifications as of March 31, 2021:

	March 31, 2021
(in thousands)	Agency	Non-Agency	Total
< 1 year	$5,155	$1,236	$6,391
≥ 1 and < 3 years	92,963	7,983	100,946
≥ 3 and < 5 years	1,482,174	—	1,482,174
≥ 5 and < 10 years	9,846,589	—	9,846,589
≥ 10 years	37,290	—	37,290
Total	$11,464,171	$9,219	$11,473,390

Measurement of Allowances for Credit Losses on AFS Securities (Subsequent to the Adoption of Topic 326)
Following the adoption of Topic 326 on January 1, 2020, the Company uses a discounted cash flow method to estimate and recognize an allowance for credit losses on both Agency and non-Agency AFS securities that are not accounted for under the fair value option, as detailed in Note 2 - Basis of Presentation and Significant Accounting Policies.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
The following table presents the changes for the three months ended March 31, 2021 and 2020 in the allowance for credit losses on Agency and non-Agency AFS securities:

	Three Months Ended			Three Months Ended
	March 31, 2021			March 31, 2020
(in thousands)	Agency	Non-Agency	Total	Agency	Non-Agency	Total
Allowance for credit losses at beginning of period	$(17,889)	$(4,639)	$(22,528)	$—	$(244,876)	$(244,876)
Additions:
On securities for which credit losses were not previously recorded	(20)	—	(20)	(32,786)	(11,109)	(43,895)
Arising from purchases of securities accounted for as purchased credit deteriorated	—	—	—	—	—	—
Reductions:
For securities sold	—	—	—	—	246,792	246,792
Due to the intent to sell or more likely than not will be required to sell the security before recovery of its amortized cost	—	—	—	—	—	—
Decrease (increase) on securities with previously recorded credit losses	(1,840)	2,995	1,155	—	(1,743)	(1,743)
Write-offs	3,050	173	3,223	—	4,867	4,867
Recoveries of amounts previously written off	—	—	—	—	(2,535)	(2,535)
Allowance for credit losses at end of period	$(16,699)	$(1,471)	$(18,170)	$(32,786)	$(8,604)	$(41,390)

The following table presents the components comprising the carrying value of AFS securities for which an allowance for credit losses has not been recorded by length of time that the securities had an unrealized loss position as of March 31, 2021 and December 31, 2020 (subsequent to the adoption of Topic 326). At March 31, 2021 and December 31, 2020, the Company held 817 and 823 AFS securities, respectively; of the securities for which an allowance for credit losses has not been recorded, 45 and 13 were in an unrealized loss position for less than twelve consecutive months and 0 and 13 were in an unrealized loss position for more than twelve consecutive months, respectively.

	March 31, 2021
	Unrealized Loss Position for
	Less than 12 Months		12 Months or More		Total
(in thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Agency	$1,461,068	$(34,940)	$—	$—	$1,461,068	$(34,940)
Non-Agency	3,223	(4,795)	—	—	3,223	(4,795)
Total	$1,464,291	$(39,735)	$—	$—	$1,464,291	$(39,735)

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

Evaluating AFS Securities for Other-Than-Temporary Impairments (Prior to the Adoption of Topic 326)
In evaluating AFS securities for OTTI prior to the adoption of Topic 326, the Company determined whether there had been a significant adverse quarterly change in the cash flow expectations for a security. The Company compared the amortized cost of each security in an unrealized loss position against the present value of expected future cash flows of the security. The Company also considered whether there had been a significant adverse change in the regulatory and/or economic environment as part of this analysis. If the amortized cost of the security was greater than the present value of expected future cash flows using the original yield as the discount rate, an other-than-temporary credit impairment had occurred. If the Company did not intend to sell and would not be more likely than not required to sell the security, the credit loss was recognized in earnings and the balance of the unrealized loss was recognized in either other comprehensive loss, net of tax, or gain (loss) on investment securities, depending on the accounting treatment. If the Company intended to sell the security or would be more likely than not required to sell the security, the full unrealized loss was recognized in earnings.
Cumulative credit losses related to OTTI are reduced for securities sold as well as for securities that mature, are paid down, or are prepaid such that the outstanding principal balance is reduced to zero. Additionally, increases in cash flows expected to be collected over the remaining life of the security cause a reduction in the cumulative credit loss. As of December 31, 2019, the Company’s cumulative credit losses related to OTTI totaled $17.0 million. During the three months ended March 31, 2020, the Company sold all securities for which OTTI had been recognized prior to January 1, 2020, reducing the Company’s cumulative credit losses related to OTTI to zero. As of December 31, 2020, the Company no longer held any of the securities for which OTTI had been recognized prior to January 1, 2020.
Gross Realized Gains and Losses
Gains and losses from the sale of AFS securities are recorded as realized gains (losses) within gain (loss) on investment securities in the Company’s condensed consolidated statements of comprehensive loss. The following table presents details around sales of AFS securities during the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,
(in thousands)	2021	2020
Proceeds from sales of available-for-sale securities	$2,050,943	$15,586,752
Amortized cost of available-for-sale securities sold	(1,984,745)	(16,621,468)
Total realized gains (losses) on sales, net	$66,198	$(1,034,716)

Gross realized gains	$66,217	$223,471
Gross realized losses	(19)	(1,258,187)
Total realized gains (losses) on sales, net	$66,198	$(1,034,716)

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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
The following table summarizes activity related to MSR for the three months ended March 31, 2021 and 2020.

	Three Months Ended
	March 31,
(in thousands)	2021	2020
Balance at beginning of period	$1,596,153	$1,909,444
Purchases of mortgage servicing rights	175,223	183,783
Sales of mortgage servicing rights	—	1,433
Changes in fair value due to:
Changes in valuation inputs or assumptions used in the valuation model (1)	501,693	(500,763)
Other changes in fair value (2)	(174,255)	(85,902)
Other changes (3)	(7,053)	(2,832)
Balance at end of period (4)	$2,091,761	$1,505,163
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

At March 31, 2021 and December 31, 2020, the Company pledged MSR with a carrying value of $1.7 billion and $1.1 billion, respectively, as collateral for revolving credit facilities and term notes payable. See Note 12 - Revolving Credit Facilities and Note 13 - Term Notes Payable.
As of March 31, 2021 and December 31, 2020, the key economic assumptions and sensitivity of the fair value of MSR to immediate 10% and 20% adverse changes in these assumptions were as follows:

(dollars in thousands, except per loan data)	March 31, 2021	December 31, 2020
Weighted average prepayment speed:	13.1%	19.4%
Impact on fair value of 10% adverse change	$(116,846)	$(121,973)
Impact on fair value of 20% adverse change	$(224,711)	$(229,676)
Weighted average delinquency:	1.9%	2.2%
Impact on fair value of 10% adverse change	$(3,179)	$(2,038)
Impact on fair value of 20% adverse change	$(5,871)	$(4,161)
Weighted average option-adjusted spread:	4.8%	4.8%
Impact on fair value of 10% adverse change	$(41,396)	$(28,678)
Impact on fair value of 20% adverse change	$(81,621)	$(56,211)
Weighted average per loan annual cost to service:	$67.13	$68.27
Impact on fair value of 10% adverse change	$(24,969)	$(21,708)
Impact on fair value of 20% adverse change	$(50,084)	$(43,527)

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
Mortgage Servicing Income
The following table presents the components of servicing income recorded on the Company’s condensed consolidated statements of comprehensive loss for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,
(in thousands)	2021	2020
Servicing fee income	$105,165	$117,891
Ancillary and other fee income	616	521
Float income	1,338	12,385
Total	$107,119	$130,797

Mortgage Servicing Advances
As the servicer of record for the MSR assets, the Company may be required to advance principal and interest payments to security holders, and intermittent tax and insurance payments to local authorities and insurance companies on mortgage loans that are in forbearance, delinquency or default. The Company is responsible for funding these advances, potentially for an extended period of time, before receiving reimbursement from Fannie Mae and Freddie Mac. Servicing advances are priority cash flows in the event of a loan principal reduction or foreclosure and ultimate liquidation of the real estate-owned property, thus making their collection reasonably assured. These servicing advances totaled $92.4 million and $80.9 million and were included in other assets on the condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020, respectively. At March 31, 2021 and December 31, 2020, mortgage loans in 60+ day delinquent status (whether or not subject to forbearance) accounted for approximately 2.9% and 3.2%, respectively, of the aggregate principal balance of loans for which the Company had servicing advance funding obligations.
During the year ended December 31, 2020, the Company entered into a new revolving credit facility to finance its servicing advance obligations. At March 31, 2021 and December 31, 2020, the Company had pledged servicing advances with a carrying value of $26.0 million and $28.5 million, respectively, as collateral for this revolving credit facility. See Note 12 - Revolving Credit Facilities.
Serviced Mortgage Assets
The Company’s total serviced mortgage assets consist of residential mortgage loans underlying its MSR assets, off-balance sheet residential mortgage loans owned by other entities for which the Company acts as servicing administrator and other assets. The following table presents the number of loans and unpaid principal balance of the mortgage assets for which the Company manages the servicing as of March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
(dollars in thousands)	Number of Loans	Unpaid Principal Balance	Number of Loans	Unpaid Principal Balance
Mortgage servicing rights	773,167	$179,014,244	781,905	$177,861,483
Residential mortgage loans	1,332	835,633	1,674	1,067,500
Other assets	1	29	—	—
Total serviced mortgage assets	774,500	$179,849,906	783,579	$178,928,983

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
The following table presents the Company’s restricted cash balances as of March 31, 2021 and December 31, 2020:

(in thousands)	March 31, 2021	December 31, 2020
Restricted cash balances held by trading counterparties:
For securities trading activity	$26,800	$44,800
For derivatives trading activity	123,802	70,600
For servicing activities	18,920	19,768
As restricted collateral for borrowings	643,072	1,126,439
Total restricted cash balances held by trading counterparties	812,594	1,261,607
Restricted cash balance pursuant to letter of credit on office lease	60	60
Total	$812,654	$1,261,667

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the Company’s condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020 that sum to the total of the same such amounts shown in the statements of cash flows:

(in thousands)	March 31, 2021	December 31, 2020
Cash and cash equivalents	$1,159,306	$1,384,764
Restricted cash	812,654	1,261,667
Total cash, cash equivalents and restricted cash	$1,971,960	$2,646,431

Note 7. Derivative Instruments and Hedging Activities
The Company enters into a variety of derivative and non-derivative instruments in connection with its risk management activities. The primary objective for executing these derivative and non-derivative instruments is to mitigate the Company’s economic exposure to future events that are outside its control, principally cash flow volatility associated with interest rate risk (including associated prepayment risk). Specifically, the Company enters into derivative and non-derivative instruments to economically hedge interest rate risk or “duration mismatch (or gap)” by adjusting the duration of its floating-rate borrowings into fixed-rate borrowings to more closely match the duration of its assets. This particularly applies to floating-rate borrowing agreements with maturities or interest rate resets of less than six months. Typically, the interest receivable terms (e.g., LIBOR or the overnight index swap, or OIS, rate) of certain derivatives match the terms of the underlying debt, resulting in an effective conversion of the rate of the related borrowing agreement from floating to fixed. The objective is to manage the cash flows associated with current and anticipated interest payments on borrowings, as well as the ability to roll or refinance borrowings at the desired amount by adjusting the duration.
To help manage the adverse impact of interest rate changes on the value of the Company’s portfolio as well as its cash flows, the Company may, at times, enter into various forward contracts, including short securities, Agency to-be-announced securities, or TBAs, options, futures, swaps, caps and total return swaps. In executing on the Company’s current risk management strategy, the Company has entered into TBAs, interest rate swap and swaption agreements and U.S. Treasury and Eurodollar futures. The Company has also entered into a number of non-derivative instruments to manage interest rate risk, principally MSR and Agency interest-only securities (see discussion below).

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
Balance Sheet Presentation
In accordance with ASC 815, the Company records derivative financial instruments on its condensed consolidated balance sheets as assets or liabilities at fair value. Changes in fair value are accounted for depending on the use of the derivative instruments and whether they are designated or qualifying as hedge instruments. Due to the volatility of the interest rate and credit markets and difficulty in effectively matching pricing or cash flows, the Company has not designated any current derivatives as hedging instruments.
The following tables present the gross fair value and notional amounts of the Company’s derivative financial instruments treated as trading derivatives as of March 31, 2021 and December 31, 2020:

	March 31, 2021
	Derivative Assets		Derivative Liabilities
(in thousands)	Fair Value	Notional	Fair Value	Notional
Inverse interest-only securities	$54,384	$300,597	$—	$—
Interest rate swap agreements	—	15,221,597	—	—
Swaptions, net	—	—	—	—
TBAs	761	750,000	(5,584)	4,050,000
U.S. Treasury and Eurodollar futures, net	—	—	(10,578)	(1,185,100)
Total	$55,145	$16,272,194	$(16,162)	$2,864,900

	December 31, 2020
	Derivative Assets		Derivative Liabilities
(in thousands)	Fair Value	Notional	Fair Value	Notional
Inverse interest-only securities	$62,200	$318,162	$—	$—
Interest rate swap agreements	—	—	—	12,646,341
Swaptions, net	—	—	(596)	3,750,000
TBAs	30,062	7,700,000	(10,462)	(2,503,000)
U.S. Treasury futures, net	3,675	2,021,100	—	—
Total	$95,937	$10,039,262	$(11,058)	$13,893,341

Comprehensive Loss Statement Presentation
The Company has not applied hedge accounting to its current derivative portfolio held to mitigate interest rate risk and credit risk. As a result, the Company is subject to volatility in its earnings due to movement in the unrealized gains and losses associated with its derivative instruments.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
The following table summarizes the location and amount of gains and losses on derivative instruments reported in the condensed consolidated statements of comprehensive loss:

Derivative Instruments	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		Three Months Ended
(in thousands)		March 31,
		2021	2020
Interest rate risk management
TBAs	Loss on other derivative instruments	$(187,946)	$(166,058)
U.S. Treasury and Eurodollar futures	Loss on other derivative instruments	(85,141)	25,972
Interest rate swaps - Payers	Loss on interest rate swap and swaption agreements	80,313	(1,037,335)
Interest rate swaps - Receivers	Loss on interest rate swap and swaption agreements	(106,373)	899,953
Swaptions	Loss on interest rate swap and swaption agreements	10,461	(113,214)
Markit IOS total return swaps	Loss on other derivative instruments	—	(2,430)
Non-risk management
Inverse interest-only securities	Loss on other derivative instruments	(2,924)	9,048
Total		$(291,610)	$(384,064)

For the three months ended March 31, 2021 and 2020, the Company recognized $1.7 million of income and $12.6 million of expenses, respectively, for the accrual and/or settlement of the net interest expense associated with its interest rate swaps. The income/expenses result from receiving either LIBOR interest or a fixed interest rate and paying either a fixed interest rate or LIBOR interest on an average $13.5 billion and $42.7 billion, respectively.
The following tables present information with respect to the volume of activity in the Company’s derivative instruments during the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31, 2021
(in thousands)	Beginning of Period Notional Amount	Additions	Settlement, Termination, Expiration or Exercise	End of Period Notional Amount	Average Notional Amount	Realized Gain (Loss), net (1)
Inverse interest-only securities	$318,162	$—	$(17,565)	$300,597	$310,289	$62
Interest rate swap agreements	12,646,341	3,112,507	(537,251)	15,221,597	13,476,318	(8,595)
Swaptions, net	3,750,000	—	(3,750,000)	—	322,222	2,245
TBAs, net	5,197,000	20,802,000	(21,199,000)	4,800,000	5,304,567	(163,523)
U.S. Treasury and Eurodollar futures	2,021,100	970,300	(4,176,500)	(1,185,100)	573,478	(70,897)
Markit IOS total return swaps	—	—	—	—	—	—
Total	$23,932,603	$24,884,807	$(29,680,316)	$19,137,094	$19,986,874	$(240,708)

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

	Three Months Ended March 31, 2020
(in thousands)	Beginning of Period Notional Amount	Additions	Settlement, Termination, Expiration or Exercise	End of Period Notional Amount	Average Notional Amount	Realized Gain (Loss), net (1)
Inverse interest-only securities	$397,137	$—	$(17,898)	$379,239	$388,891	$—
Interest rate swap agreements	39,702,470	24,383,111	(7,927,513)	56,158,068	42,667,316	408,053
Swaptions, net	1,257,000	430,000	(311,000)	1,376,000	2,055,484	(46,200)
TBAs, net	7,427,000	12,491,000	(18,157,000)	1,761,000	4,939,769	(98,795)
U.S. Treasury futures	(380,000)	8,230,000	(6,975,000)	875,000	923,571	30,499
Markit IOS total return swaps	41,890	—	(41,890)	—	40,788	(2,077)
Total	$48,445,497	$45,534,111	$(33,430,301)	$60,549,307	$51,015,819	$291,480
____________________
(1)Excludes net interest paid or received in full settlement of the net interest spread liability.

Cash flow activity related to derivative instruments is reflected within the operating activities and investing activities sections of the condensed consolidated statements of cash flows. Realized gains and losses and derivative fair value adjustments are reflected within the realized and unrealized loss on interest rate swaps and swaptions and unrealized loss on other derivative instruments line items within the operating activities section of the condensed consolidated statements of cash flows. The remaining cash flow activity related to derivative instruments is reflected within the (purchases) short sales of other derivative instruments, (payments for termination and settlement) proceeds from sales and settlements of derivative instruments, net and increase (decrease) in due to counterparties, net line items within the investing activities section of the condensed consolidated statements of cash flows.
Interest Rate Sensitive Assets/Liabilities
The Company’s Agency RMBS portfolio is generally subject to change in value when interest rates decline or increase, depending on the type of investment. Rising interest rates generally result in a decline in the value of the Company’s fixed-rate Agency principal and interest (P&I) RMBS. To mitigate the impact of this risk on the Company’s fixed-rate Agency P&I RMBS portfolio, the Company maintains a portfolio of fixed-rate interest-only securities and MSR, which increase in value when interest rates increase. As of March 31, 2021 and December 31, 2020, the Company had $425.3 million and $245.9 million, respectively, of interest-only securities, and $2.1 billion and $1.6 billion, respectively, of MSR in place to primarily hedge its Agency RMBS. Interest-only securities are included in AFS securities, at fair value, in the condensed consolidated balance sheets.
The Company monitors its borrowings under repurchase agreements and revolving credit facilities, which are generally floating-rate debt, in relation to the rate profile of its portfolio. In connection with its risk management activities, the Company enters into a variety of derivative and non-derivative instruments to economically hedge interest rate risk or duration mismatch (or gap) by adjusting the duration of its floating-rate borrowings into fixed-rate borrowings to more closely match the duration of its assets. This particularly applies to borrowing agreements with maturities or interest rate resets of less than six months. Typically, the interest receivable terms (e.g., LIBOR or the OIS rate) of certain derivatives match the terms of the underlying debt, resulting in an effective conversion of the rate of the related borrowing agreement from floating to fixed. The objective is to manage the cash flows associated with current and anticipated interest payments on borrowings, as well as the ability to roll or refinance borrowings at the desired amount by adjusting the duration. To help manage the adverse impact of interest rate changes on the value of the Company’s portfolio as well as its cash flows, the Company may, at times, enter into various forward contracts, including short securities, TBAs, options, futures, swaps, caps, credit default swaps and total return swaps. In executing on the Company’s current interest rate risk management strategy, the Company has entered into TBAs, interest rate swap and swaption agreements and U.S. Treasury and Eurodollar futures.

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
The Company may hold both long and short notional TBA positions, which are disclosed on a gross basis according to the unrealized gain or loss position of each TBA contract regardless of long or short notional position. The following tables present the notional amount, cost basis, market value and carrying value (which approximates fair value) of the Company’s TBA positions as of March 31, 2021 and December 31, 2020:

	March 31, 2021
				Net Carrying Value (4)
(in thousands)	Notional Amount (1)	Cost Basis (2)	Market Value (3)	Derivative Assets	Derivative Liabilities
Purchase contracts	$4,900,000	$5,128,819	$5,124,270	$761	$(5,310)
Sale contracts	(100,000)	(99,421)	(99,695)	—	(274)
TBAs, net	$4,800,000	$5,029,398	$5,024,575	$761	$(5,584)

	December 31, 2020
				Net Carrying Value (4)
(in thousands)	Notional Amount (1)	Cost Basis (2)	Market Value (3)	Derivative Assets	Derivative Liabilities
Purchase contracts	$7,700,000	$8,102,344	$8,132,406	$30,062	$—
Sale contracts	(2,503,000)	(2,640,465)	(2,650,927)	—	(10,462)
TBAs, net	$5,197,000	$5,461,879	$5,481,479	$30,062	$(10,462)
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

U.S. Treasury and Eurodollar Futures. The Company may use U.S. Treasury and Eurodollar futures independently, or in conjunction with other derivative and non-derivative instruments, in order to mitigate risks. The Company had a net short position in U.S. Treasury and Eurodollar futures with a notional amount of $1.2 billion and a fair market value of $10.6 million included in derivative liabilities, at fair value, on the condensed consolidated balance sheet as of March 31, 2021. The Company had a net long position in U.S. Treasury futures with a notional amount of $2.0 billion and a fair market value of $3.7 million included in derivative assets, at fair value, on the condensed consolidated balance sheet as of December 31, 2020.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
Interest Rate Swap Agreements. The Company may use interest rate swaps independently, or in conjunction with other derivative and non-derivative instruments, in order to mitigate risks. As of March 31, 2021 and December 31, 2020, the Company held the following interest rate swaps that were utilized as economic hedges of interest rate exposure (or duration) whereby the Company receives interest at a floating interest rate (LIBOR or the OIS rate):

(notional in thousands)
March 31, 2021
Swaps Maturities	Notional Amount	Weighted Average Fixed Pay Rate	Weighted Average Receive Rate	Weighted Average Maturity (Years)
2021	$—	—%	—%	0.00
2022	7,415,818	0.042%	0.060%	1.41
2023	2,281,500	0.023%	0.060%	2.23
2024	—	—%	—%	0.00
2025 and Thereafter	1,697,500	0.358%	0.079%	6.66
Total	$11,394,818	0.085%	0.063%	2.36

(notional in thousands)
December 31, 2020
Swaps Maturities	Notional Amount	Weighted Average Fixed Pay Rate	Weighted Average Receive Rate	Weighted Average Maturity (Years)
2021	$—	—%	—%	0.00
2022	7,415,818	0.042%	0.090%	1.66
2023	2,281,500	0.023%	0.090%	2.48
2024	—	—%	—%	0.00
2025 and Thereafter	1,497,500	0.257%	0.090%	6.49
Total	$11,194,818	0.067%	0.090%	2.47

Additionally, as of March 31, 2021 and December 31, 2020, the Company held the following interest rate swaps in order to mitigate mortgage interest rate exposure (or duration) risk whereby the Company pays interest at a floating interest rate (LIBOR or the OIS rate):

(notional in thousands)
March 31, 2021
Swaps Maturities	Notional Amounts	Weighted Average Pay Rate	Weighted Average Fixed Receive Rate	Weighted Average Maturity (Years)
2021	$—	—%	—%	0.00
2022	—	—%	—%	0.00
2023	2,221,658	0.060%	0.118%	1.94
2024	—	—%	—%	0.00
2025 and Thereafter	1,605,121	0.060%	0.608%	9.34
Total	$3,826,779	0.060%	0.323%	5.05

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

Interest Rate Swaptions. The Company may use interest rate swaptions (which provide the option to enter into interest rate swap agreements for a predetermined notional amount, stated term and pay and receive interest rates in the future) independently, or in conjunction with other derivative and non-derivative instruments, in order to mitigate risks. The Company did not hold any swaptions as of March 31, 2021. As of December 31, 2020, the Company had the following outstanding interest rate swaptions:

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
Derivative financial instruments contain an element of credit risk if counterparties are unable to meet the terms of the agreements. Credit risk associated with derivative financial instruments is measured as the net replacement cost should the counterparties that owe the Company under such contracts completely fail to perform under the terms of these contracts, assuming there are no recoveries of underlying collateral, as measured by the market value of the derivative financial instruments. As of March 31, 2021, the fair value of derivative financial instruments as an asset and liability position was $55.1 million and $16.2 million, respectively.

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

Note 8. Reverse Repurchase Agreements
As of March 31, 2021 and December 31, 2020, the Company had $54.7 million and $89.5 million in amounts due to counterparties as collateral for reverse repurchase agreements that could be pledged, delivered or otherwise used, with a fair value of $76.0 million and $91.5 million, respectively.

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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
The following tables present information about the Company’s assets and liabilities that are subject to master netting arrangements or similar agreements and can potentially be offset on the Company’s condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020:

	March 31, 2021
				Gross Amounts Not Offset with Financial Assets (Liabilities) in the Balance Sheets (1)
(in thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Balance Sheets	Net Amounts of Assets (Liabilities) Presented in the Balance Sheets	Financial Instruments	Cash Collateral (Received) Pledged	Net Amount
Assets
Derivative assets	$162,358	$(107,213)	$55,145	$(16,162)	$—	$38,983
Reverse repurchase agreements	76,000	—	76,000	—	(54,672)	21,328
Total Assets	$238,358	$(107,213)	$131,145	$(16,162)	$(54,672)	$60,311
Liabilities
Repurchase agreements	$(11,676,062)	$—	$(11,676,062)	$11,676,062	$—	$—
Derivative liabilities	(123,375)	107,213	(16,162)	16,162	—	—
Total Liabilities	$(11,799,437)	$107,213	$(11,692,224)	$11,692,224	$—	$—

	December 31, 2020
				Gross Amounts Not Offset with Financial Assets (Liabilities) in the Balance Sheets (1)
(in thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Balance Sheets	Net Amounts of Assets (Liabilities) Presented in the Balance Sheets	Financial Instruments	Cash Collateral (Received) Pledged	Net Amount
Assets
Derivative assets	$124,023	$(28,086)	$95,937	$(11,058)	$—	$84,879
Reverse repurchase agreements	91,525	—	91,525	—	(89,469)	2,056
Total Assets	$215,548	$(28,086)	$187,462	$(11,058)	$(89,469)	$86,935
Liabilities
Repurchase agreements	$(15,143,898)	$—	$(15,143,898)	$15,143,898	$—	$—
Derivative liabilities	(39,144)	28,086	(11,058)	11,058	—	—
Total Liabilities	$(15,183,042)	$28,086	$(15,154,956)	$15,154,956	$—	$—
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
The Company classified 99.9% and 0.1% of its AFS securities as Level 2 and Level 3 fair value assets, respectively, at March 31, 2021. AFS securities account for 84.2% of all assets reported at fair value at March 31, 2021.
Mortgage servicing rights. The Company holds a portfolio of MSR that are carried at fair value on the condensed consolidated balance sheets. The Company determines fair value of its MSR based on prices obtained from third-party pricing vendors. Although MSR transactions may be observable in the marketplace, the details of those transactions are not necessarily reflective of the value of the Company’s MSR portfolio. Third-party vendors use both observable market data and unobservable market data (including forecasted prepayment speeds; delinquency levels; option-adjusted spread, or OAS, which represents the incremental spread added to the risk-free rate to reflect the effects of any embedded options and other risk inherent in MSR; and cost to service) as inputs into models, which help to inform their best estimates of fair value market price. As a result, the Company classified 100% of its MSR as Level 3 fair value assets at March 31, 2021.
Derivative instruments. The Company may enter into a variety of derivative financial instruments as part of its hedging strategies. The Company principally executes over-the-counter, or OTC, derivative contracts, such as interest rate swaps, swaptions and Markit IOS total return swaps. The Company utilizes third-party brokers to value its financial derivative instruments. The Company classified 100% of the interest rate swaps reported at fair value as Level 2 at March 31, 2021. The Company did not hold any swaptions or Markit IOS total return swaps at March 31, 2021.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
The Company may also enter into certain other derivative financial instruments, such as TBAs, short U.S. Treasuries, U.S. Treasury and Eurodollar futures and inverse interest-only securities. These instruments are similar in form to the Company’s AFS securities and the Company utilizes third-party vendors to value TBAs, short U.S. Treasuries, U.S. Treasury and Eurodollar futures and inverse interest-only securities. The Company classified 100% of its inverse interest-only securities at fair value as Level 2 at March 31, 2021. The Company reported 100% of its TBAs and U.S. Treasury and Eurodollar futures as Level 1 as of March 31, 2021. The Company did not hold any short U.S. Treasuries at March 31, 2021.
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
The following tables display the Company’s assets and liabilities measured at fair value on a recurring basis. The Company often economically hedges the fair value change of its assets or liabilities with derivatives and other financial instruments. The tables below display the hedges separately from the hedged items, and therefore do not directly display the impact of the Company’s risk management activities:

	Recurring Fair Value Measurements
	March 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale securities	$—	$11,464,171	$9,219	$11,473,390
Mortgage servicing rights	—	—	2,091,761	2,091,761
Derivative assets	761	54,384	—	55,145
Total assets	$761	$11,518,555	$2,100,980	$13,620,296
Liabilities
Derivative liabilities	$16,162	$—	$—	$16,162
Total liabilities	$16,162	$—	$—	$16,162

	Recurring Fair Value Measurements
	December 31, 2020
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale securities	$—	$14,637,891	$13,031	$14,650,922
Mortgage servicing rights	—	—	1,596,153	1,596,153
Derivative assets	33,737	62,200	—	95,937
Total assets	$33,737	$14,700,091	$1,609,184	$16,343,012
Liabilities
Derivative liabilities	$10,462	$596	$—	$11,058
Total liabilities	$10,462	$596	$—	$11,058

The Company may be required to measure certain assets or liabilities at fair value from time to time. These periodic fair value measures typically result from application of certain impairment measures under U.S. GAAP. These items would constitute nonrecurring fair value measures under ASC 820. As of March 31, 2021, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis in the periods presented.

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
Securities that are priced using third-party broker quotations are valued at the bid price (in the case of long positions) or the ask price (in the case of short positions) at the close of trading on the date as of which value is determined. Exchange-traded securities for which no bid or ask price is available are valued at the last traded price. OTC derivative contracts, including interest rate swap and swaption agreements, put and call options for TBAs and U.S. Treasuries, U.S. Treasury and Eurodollar futures and Markit IOS total return swaps, are valued by the Company using observable inputs, specifically quotations received from third-party brokers.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
The following tables present the reconciliation for the Company’s Level 3 assets measured at fair value on a recurring basis:

	Three Months Ended
	March 31, 2021
(in thousands)	Available-For-Sale Securities	Mortgage Servicing Rights
Beginning of period level 3 fair value	$13,031	$1,596,153
Gains (losses) included in net income (loss):
Realized	(1,631)	(174,275)
Unrealized	—	501,713	(1)
Reversal of provision for credit losses	2,995	—
Net gains (losses) included in net income (loss)	1,364	327,438
Other comprehensive loss	(5,176)	—
Purchases	—	175,223
Sales	—	—
Settlements	—	(7,053)
Gross transfers into level 3	—	—
Gross transfers out of level 3	—	—
End of period level 3 fair value	$9,219	$2,091,761
Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$—	$488,723	(2)
Change in unrealized gains or losses for the period included in other comprehensive (loss) income for assets held at the end of the reporting period	$(5,176)	$—
____________________
(1)The change in unrealized gains or losses on MSR was recorded in gain (loss) on servicing asset on the condensed consolidated statements of comprehensive loss.
(2)The change in unrealized gains or losses on MSR that were held at the end of the reporting period was recorded in gain (loss) on servicing asset on the condensed consolidated statements of comprehensive loss.

No AFS securities transfers between Level 1, Level 2 or Level 3 were made during the three months ended March 31, 2021. Transfers between Levels are deemed to take place on the first day of the reporting period in which the transfer has taken place.
The Company used multiple third-party pricing vendors in the fair value measurement of its Level 3 AFS securities. The significant unobservable inputs used by the third-party pricing vendors included expected default, severity and discount rate. Significant increases (decreases) in any of the inputs in isolation may result in significantly lower (higher) fair value measurement.
The Company also used multiple third-party pricing vendors in the fair value measurement of its Level 3 MSR. The tables below present information about the significant unobservable market data used by the third-party pricing vendors as inputs into models utilized to inform their best estimates of the fair value measurement of the Company’s MSR classified as Level 3 fair value assets at March 31, 2021 and December 31, 2020:

March 31, 2021
Valuation Technique	Unobservable Input	Range			Weighted Average (1)
Discounted cash flow	Constant prepayment speed	10.6%	-	17.5%	13.1%
	Delinquency	1.2%	-	2.5%	1.9%
	Option-adjusted spread	4.8%	-	9.3%	4.8%
	Per loan annual cost to service	$66.69	-	$84.26	$67.13

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

December 31, 2020
Valuation Technique	Unobservable Input	Range			Weighted Average (1)
Discounted cash flow	Constant prepayment speed	14.1%	-	23.5%	19.4%
	Delinquency	1.5%	-	2.6%	2.2%
	Option-adjusted spread	4.7%	-	9.7%	4.8%
	Per loan annual cost to service	$64.56	-	$79.43	$68.27
___________________
(1)Calculated by averaging the weighted average significant unobservable inputs used by the multiple third-party pricing vendors in the fair value measurement of MSR.

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
•The carrying value of repurchase agreements and revolving credit facilities that mature in less than one year generally approximates fair value due to the short maturities. As of March 31, 2021, the Company had outstanding borrowings of $50.0 million under revolving credit facilities that are considered long-term. The Company’s long-term revolving credit facilities have floating rates based on an index plus a spread and the credit spread is typically consistent with those demanded in the market. Accordingly, the interest rates on these borrowings are at market and thus carrying value approximates fair value. The Company categorizes the fair value measurement of these liabilities as Level 2.
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
•Convertible senior notes are carried at their unpaid principal balance, net of any unamortized deferred issuance costs. The Company estimates the fair value of its convertible senior notes using the market transaction price nearest to March 31, 2021. The Company categorizes the fair value measurement of these assets as Level 2.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
The following table presents the carrying values and estimated fair values of assets and liabilities that are required to be recorded or disclosed at fair value at March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Available-for-sale securities	$11,473,390	$11,473,390	$14,650,922	$14,650,922
Mortgage servicing rights	$2,091,761	$2,091,761	$1,596,153	$1,596,153
Cash and cash equivalents	$1,159,306	$1,159,306	$1,384,764	$1,384,764
Restricted cash	$812,654	$812,654	$1,261,667	$1,261,667
Derivative assets	$55,145	$55,145	$95,937	$95,937
Reverse repurchase agreements	$76,000	$76,000	$91,525	$91,525
Other assets	$3,321	$3,321	$13,292	$13,292
Liabilities:
Repurchase agreements	$11,676,062	$11,676,062	$15,143,898	$15,143,898
Revolving credit facilities	$443,458	$443,458	$283,830	$283,830
Term notes payable	$395,891	$397,000	$395,609	$380,000
Convertible senior notes	$423,337	$460,371	$286,183	$291,376
Derivative liabilities	$16,162	$16,162	$11,058	$11,058

Note 11. Repurchase Agreements
As of March 31, 2021 and December 31, 2020, the Company had outstanding $11.7 billion and $15.1 billion, respectively, of repurchase agreements. Excluding the effect of the Company’s interest rate swaps, the repurchase agreements had a weighted average borrowing rate of 0.24% and 0.28% and weighted average remaining maturities of 100 and 58 days as of March 31, 2021 and December 31, 2020, respectively.
At March 31, 2021 and December 31, 2020, the repurchase agreement balances were as follows:

(in thousands)	March 31, 2021	December 31, 2020
Short-term	$11,676,062	$15,143,898
Long-term	—	—
Total	$11,676,062	$15,143,898

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
At March 31, 2021 and December 31, 2020, the repurchase agreements had the following characteristics and remaining maturities:

	March 31, 2021
	Collateral Type
(in thousands)	Agency RMBS	Non-Agency Securities	Agency Derivatives	Total Amount Outstanding
Within 30 days	$2,540,600	$1,092	$47,133	$2,588,825
30 to 59 days	1,935,461	—	—	1,935,461
60 to 89 days	1,498,373	484	—	1,498,857
90 to 119 days	1,301,471	—	—	1,301,471
120 to 364 days	4,350,210	—	1,238	4,351,448
Total	$11,626,115	$1,576	$48,371	$11,676,062
Weighted average borrowing rate	0.24%	1.96%	0.85%	0.24%

	December 31, 2020
	Collateral Type
(in thousands)	Agency RMBS	Non-Agency Securities	Agency Derivatives	Total Amount Outstanding
Within 30 days	$5,330,627	$1,271	$38,608	$5,370,506
30 to 59 days	4,292,861	—	—	4,292,861
60 to 89 days	2,060,087	628	1,519	2,062,234
90 to 119 days	1,598,052	—	12,146	1,610,198
120 to 364 days	1,808,099	—	—	1,808,099
Total	$15,089,726	$1,899	$52,273	$15,143,898
Weighted average borrowing rate	0.28%	2.33%	0.89%	0.28%

The following table summarizes assets at carrying values that are pledged or restricted as collateral for the future payment obligations of repurchase agreements:

(in thousands)	March 31, 2021	December 31, 2020
Available-for-sale securities, at fair value	$11,459,931	$14,633,217
Restricted cash	642,872	1,071,239
Due from counterparties	5,616	21,312
Derivative assets, at fair value	53,776	61,557
Total	$12,162,195	$15,787,325

Although the transactions under repurchase agreements represent committed borrowings until maturity, the respective lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets would require the Company to provide additional collateral or fund margin calls.
As of both March 31, 2021 and December 31, 2020, the net carrying value of assets sold under agreements to repurchase, including accrued interest plus any cash or assets on deposit to secure the repurchase obligation, less the amount of the repurchase liability, including accrued interest, with any individual counterparty or group of related counterparties did not exceed 10% of total stockholders’ equity. The Company does not anticipate any defaults by its repurchase agreement counterparties. There can be no assurance, however, that any such default or defaults will not occur.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
Note 12. Revolving Credit Facilities
To finance MSR assets and related servicing advance obligations, the Company has entered into revolving credit facilities collateralized by the value of the MSR and/or servicing advances pledged. As of March 31, 2021 and December 31, 2020, the Company had outstanding short- and long-term borrowings under revolving credit facilities of $443.5 million and $283.8 million with a weighted average borrowing rate of 3.70% and 2.95% and weighted average remaining maturities of 0.9 and 1.1 years, respectively.
At March 31, 2021 and December 31, 2020, borrowings under revolving credit facilities had the following remaining maturities:

(in thousands)	March 31, 2021	December 31, 2020
Within 30 days	$—	$—
30 to 59 days	—	—
60 to 89 days	—	—
90 to 119 days	118,628	—
120 to 364 days	274,830	60,000
One year and over	50,000	223,830
Total	$443,458	$283,830

Although the transactions under revolving credit facilities represent committed borrowings from the time of funding until maturity, the respective lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets below a designated threshold would require the Company to provide additional collateral or pay down the facility. As of March 31, 2021 and December 31, 2020, MSR with a carrying value of $883.9 million and $608.8 million, respectively, was pledged as collateral for the Company’s future payment obligations under its MSR revolving credit facilities. As of March 31, 2021 and December 31, 2020, servicing advances with a carrying value of $26.0 million and $28.5 million, were pledged as collateral for the Company’s future payment obligations under its servicing advance revolving credit facility, respectively. The Company does not anticipate any defaults by its revolving credit facility counterparties, although there can be no assurance that any such default or defaults will not occur.

Note 13. Term Notes Payable
The debt issued in connection with the Company’s on-balance sheet securitization is classified as term notes payable and carried at outstanding principal balance, which was $400.0 million as of both March 31, 2021 and December 31, 2020, net of any unamortized deferred debt issuance costs, on the Company’s condensed consolidated balance sheets. As of March 31, 2021 and December 31, 2020, the outstanding amount due on term notes payable was $395.9 million and $395.6 million, net of deferred debt issuance costs, with a weighted average interest rate of 2.91% and 2.95% and weighted average remaining maturities of 3.2 years and 3.5 years. At March 31, 2021 and December 31, 2020, the Company pledged MSR with a carrying value of $847.8 million and $537.9 million and weighted average underlying loan coupon of 3.75% and 4.03%, respectively, as collateral for term notes payable. Additionally, as of March 31, 2021 and December 31, 2020, $0.2 million and $55.2 million of cash was held in restricted accounts as collateral for the future payment obligations of outstanding term notes payable, respectively.

Note 14. Convertible Senior Notes
In January 2017, the Company closed an underwritten public offering of $287.5 million aggregate principal amount of convertible senior notes due 2022 (“2022 notes”). The net proceeds from the offering were approximately $282.2 million after deducting underwriting discounts and estimated offering expenses payable by the Company. The 2022 notes are unsecured, pay interest semiannually at a rate of 6.25% per annum and are convertible at the option of the holder into shares of the Company’s common stock. As of March 31, 2021 and December 31, 2020, the 2022 notes had a conversion rate of 63.2040 and 63.2040 shares of common stock per $1,000 principal amount of the notes, respectively. The 2022 notes will mature in January 2022, unless earlier converted or repurchased in accordance with their terms.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
On February 1, 2021, the Company closed an underwritten public offering of $287.5 million aggregate principal amount of convertible senior notes due 2026 (“2026 notes”), which included $37.5 million aggregate principal amount sold by the Company to the underwriters of the offering pursuant to an overallotment option. The net proceeds from the offering were approximately $279.9 million after deducting underwriting discounts and estimated offering expenses payable by the Company. The 2026 notes are unsecured, pay interest semiannually at a rate of 6.25% per annum and are convertible at the option of the holder into shares of the Company’s common stock. As of March 31, 2021, the 2026 notes had a conversion rate of 135.5014 shares of common stock per $1,000 principal amount of the notes. The 2026 notes will mature in January 2026, unless earlier converted or repurchased in accordance with their terms.
The Company used a portion of the net proceeds from the 2026 notes offering to fund the repurchase via privately negotiated transactions of $143.7 million principal amount of its 2022 notes. As of March 31, 2021, $143.8 million principal amount of the 2022 notes remained outstanding.
The Company does not have the right to redeem either the 2022 notes or the 2026 notes prior to maturity, but may repurchase the notes in open market or privately negotiated transactions at the same or differing price without giving prior notice to or obtaining any consent of the holders. The Company may also be required to repurchase the notes from holders under certain circumstances. The aggregate outstanding amount due on the 2022 notes and 2026 notes as of March 31, 2021 and December 31, 2020 was $423.3 million and $286.2 million, respectively, net of deferred issuance costs.

Note 15. Commitments and Contingencies
The following represent the material commitments and contingencies of the Company as of March 31, 2021:
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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
As of March 31, 2021, the Company’s condensed consolidated financial statements do not recognize a contingency liability or disclose a range of reasonably possible loss under ASC 450 because management does not believe that a loss or expense related to the Federal Complaint or the SEC investigation is probable or reasonably estimable. The specific factors that limit the Company’s ability to reasonably estimate a loss or expense related to the Federal Complaint or the SEC investigation include that both matters are in early stages and no amount of damages has been specified. If and when management believes losses associated with the Federal Complaint or the SEC investigation are a probable future event that may result in a loss or expense to the Company and the loss or expense is reasonably estimable, the Company will recognize a contingency liability and resulting loss in such period.
Based on information currently available, management is not aware of any other legal or regulatory claims that would have a material effect on the Company’s condensed consolidated financial statements and therefore no accrual is required as of March 31, 2021.

Note 16. Stockholders’ Equity
Redeemable Preferred Stock
The following is a summary of the Company’s series of cumulative redeemable preferred stock issued and outstanding as of March 31, 2021. In the event of a voluntary or involuntary liquidation, dissolution or winding up of the Company, each series of preferred stock will rank on parity with one another and rank senior to the Company's common stock with respect to the payment of the dividends and the distribution of assets.

(dollars in thousands)
Class of Stock	Issuance Date	Shares Issued and Outstanding	Carrying Value	Contractual Rate	Redemption Eligible Date (1)	Fixed to Floating Rate Conversion Date (2)	Floating Annual Rate (3)
Series A	March 14, 2017	5,750,000	$138,872	8.125%	April 27, 2027	April 27, 2027	3M LIBOR + 5.660%
Series B	July 19, 2017	11,500,000	278,094	7.625%	July 27, 2027	July 27, 2027	3M LIBOR + 5.352%
Series C	November 27, 2017	11,800,000	285,584	7.250%	January 27, 2025	January 27, 2025	3M LIBOR + 5.011%
Total		29,050,000	$702,550
____________________
(1)Subject to the Company’s right under limited circumstances to redeem the preferred stock earlier than the redemption eligible date disclosed in order to preserve its qualification as a REIT or following a change in control of the Company.
(2)The dividend rate on the fixed-to-floating rate redeemable preferred stock will remain at an annual fixed rate of the $25.00 per share liquidation preference from the issuance date up to but not including the transition date disclosed within. Effective as of the fixed-to-floating rate conversion date and onward, dividends will accumulate on a floating rate basis according to the terms disclosed within (3) below.
(3)On and after the fixed-to-floating rate conversion date, the dividend will accumulate and be payable quarterly at a percentage of the $25.00 per share liquidation preference equal to an annual floating rate of three-month LIBOR plus the spread indicated within each preferred class.

For each series of preferred stock, the Company may redeem the stock on or after the redemption date in whole or in part, at any time or from time to time. The Company may also purchase shares of preferred stock from time to time in the open market by tender or in privately negotiated transactions. Each series of preferred stock has a par value of $0.01 per share and a liquidation and redemption price of $25.00, plus any accumulated and unpaid dividends thereon up to, but excluding, the redemption date. Through March 31, 2021, the Company had declared and paid all required quarterly dividends on the Company’s preferred stock.
On February 4, 2021, the Company announced the redemption of all outstanding shares of the Company’s 7.75% Series D Cumulative Redeemable Preferred Stock and 7.5% Series E Cumulative Redeemable Preferred Stock. The redemption date for each series was March 15, 2021. With respect to each series, the per share cash redemption amount payable on the redemption date was $25.00 plus accrued and unpaid dividends to, but not including, the redemption date.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
Distributions to Preferred Stockholders
The following table presents cash dividends declared by the Company on its preferred stock from December 31, 2019 through March 31, 2021:

Declaration Date	Record Date	Payment Date	Cash Dividend Per Preferred Share
Series A Preferred Stock:
March 18, 2021	April 12, 2021	April 27, 2021	$0.507810
December 17, 2020	January 12, 2021	January 27, 2021	$0.507810
September 21, 2020	October 12, 2020	October 27, 2020	$0.507810
June 18, 2020	July 10, 2020	July 27, 2020	$0.507810
April 6, 2020	April 16, 2020	April 29, 2020	$0.507810
Series B Preferred Stock:
March 18, 2021	April 12, 2021	April 27, 2021	$0.476560
December 17, 2020	January 12, 2021	January 27, 2021	$0.476560
September 21, 2020	October 12, 2020	October 27, 2020	$0.476560
June 18, 2020	July 10, 2020	July 27, 2020	$0.476560
April 6, 2020	April 16, 2020	April 29, 2020	$0.476560
Series C Preferred Stock:
March 18, 2021	April 12, 2021	April 27, 2021	$0.453130
December 17, 2020	January 12, 2021	January 27, 2021	$0.453130
September 21, 2020	October 12, 2020	October 27, 2020	$0.453130
June 18, 2020	July 10, 2020	July 27, 2020	$0.453130
April 6, 2020	April 16, 2020	April 29, 2020	$0.453130
Series D Preferred Stock:
February 4, 2021(1)	March 15, 2021	March 15, 2021	$0.322920
December 17, 2020	January 1, 2021	January 15, 2021	$0.484375
September 21, 2020	October 1, 2020	October 15, 2020	$0.484375
June 18, 2020	July 1, 2020	July 15, 2020	$0.484375
April 6, 2020	April 16, 2020	April 29, 2020	$0.484375
Series E Preferred Stock:
February 4, 2021(1)	March 15, 2021	March 15, 2021	$0.312500
December 17, 2020	January 1, 2021	January 15, 2021	$0.468750
September 21, 2020	October 1, 2020	October 15, 2020	$0.468750
June 18, 2020	July 1, 2020	July 15, 2020	$0.468750
April 6, 2020	April 16, 2020	April 29, 2020	$0.468750
____________________
(1)On February 4, 2021, the Company announced the redemption of all outstanding shares of the Company’s Series D Preferred Stock and Series E Preferred Stock. The redemption date for each series was March 15, 2021 and holders of record as of such date received the redemption payment of $25.00, plus any accumulated and unpaid dividends thereon up to, but excluding, the redemption date. The cash dividend payment amount identified in this row represents the per share accrued and unpaid dividends paid on the redemption date.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
On March 24, 2020, as a result of the volatile market conditions related to the COVID-19 pandemic, the Company announced that it had suspended its first quarter 2020 preferred stock dividends in order to preserve liquidity and long-term stockholder value. Subsequently, on April 6, 2020, the Company’s board of directors declared its first quarter 2020 preferred stock dividends, as detailed above. Pursuant to their terms, all unpaid dividends on the Company’s preferred stock accrue without interest.
Common Stock
As of March 31, 2021, the Company had 273,718,537 shares of common stock outstanding. The following table presents a reconciliation of the common shares outstanding for the three months ended March 31, 2021 and 2020:

Number of common shares
Common shares outstanding, December 31, 2019	272,935,731
Issuance of common stock	16,498
Issuance of restricted stock (1)	681,314
Repurchase of common stock	(105,300)
Common shares outstanding, March 31, 2020	273,528,243

Common shares outstanding, December 31, 2020	273,703,882
Issuance of common stock	14,655
Issuance of restricted stock (2)	—
Repurchase of common stock	—
Common shares outstanding, March 31, 2021	273,718,537
____________________
(1)Represents shares of restricted stock granted under the Second Restated 2009 Equity Incentive Plan that are subject to vesting requirements.
(2)During the three months ended March 31, 2021, the Company granted restricted stock units to certain eligible employees pursuant to the terms of the Second Restated 2009 Equity Incentive Plan that provide for the issuance in the aggregate of 612,596 shares of common stock. The restricted stock units are subject to vesting requirements and the common shares to be issued, subject to each grantee’s compliance with the terms and conditions of his or her applicable restricted stock unit agreement, will not be considered outstanding until the applicable vesting date.

Distributions to Common Stockholders
The following table presents cash dividends declared by the Company on its common stock from December 31, 2019 through March 31, 2021:

Declaration Date	Record Date	Payment Date	Cash Dividend Per Common Share
March 18, 2021	March 29, 2021	April 29, 2021	$0.170000
December 17, 2020	December 30, 2020	January 29, 2021	$0.170000
September 21, 2020	October 1, 2020	October 29, 2020	$0.140000
June 18, 2020	June 30, 2020	July 29, 2020	$0.140000
April 6, 2020	April 16, 2020	April 29, 2020	$0.050000

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
On March 24, 2020, as a result of the volatile market conditions related to the COVID-19 pandemic, the Company announced that it had suspended its first quarter 2020 common stock dividend in order to preserve liquidity and long-term stockholder value. Subsequently, on April 6, 2020, the Company’s board of directors declared an interim common stock dividend of $0.05 per share, as detailed above.
Dividend Reinvestment and Direct Stock Purchase Plan
The Company sponsors a dividend reinvestment and direct stock purchase plan through which stockholders may purchase additional shares of the Company’s common stock by reinvesting some or all of the cash dividends received on shares of the Company’s common stock. Stockholders may also make optional cash purchases of shares of the Company’s common stock subject to certain limitations detailed in the plan prospectus. The plan allows for the issuance of up to an aggregate of 3,750,000 shares of the Company’s common stock. As of March 31, 2021, 345,868 shares have been issued under the plan for total proceeds of approximately $5.4 million, of which 14,655 and 16,498 shares were issued for total proceeds of $0.1 million and $0.1 million during the three months ended March 31, 2021 and 2020, respectively.
Share Repurchase Program
The Company’s share repurchase program allows for the repurchase of up to an aggregate of 37,500,000 shares of the Company’s common stock. Shares may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, or by any combination of such methods. The manner, price, number and timing of share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The share repurchase program does not require the purchase of any minimum number of shares, and, subject to SEC rules, purchases may be commenced or suspended at any time without prior notice. The share repurchase program does not have an expiration date. As of March 31, 2021, a total of 12,174,300 shares had been repurchased by the Company under the program for an aggregate cost of $201.5 million; of these, 105,300 shares were repurchased at a total cost of $1.1 million during the three months ended March 31, 2020. No shares were repurchased during the three months ended March 31, 2021.
At-the-Market Offerings
The Company is party to an equity distribution agreement under which the Company is authorized to sell up to an aggregate of 35,000,000 shares of its common stock from time to time in any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act of 1933, as amended, or the Securities Act. As of March 31, 2021, 7,490,235 shares of common stock had been sold under the equity distribution agreements for total accumulated net proceeds of approximately $128.6 million. No shares were sold during the three months ended March 31, 2021 or 2020.

Accumulated Other Comprehensive Income
Accumulated other comprehensive income at March 31, 2021 and December 31, 2020 was as follows:

(in thousands)	March 31, 2021	December 31, 2020
Available-for-sale securities:
Unrealized gains	$428,857	$661,734
Unrealized losses	(58,709)	(20,133)
Accumulated other comprehensive income	$370,148	$641,601

Reclassifications out of Accumulated Other Comprehensive Income
The Company reclassifies unrealized gains and losses on AFS securities in accumulated other comprehensive income to net income (loss) upon the recognition of any realized gains and losses on sales, net of income tax effects, if any, as individual securities are sold. For the three months ended March 31, 2021 and 2020, the Company reclassified $68.6 million and $433.0 million, respectively, in unrealized gains on sold AFS securities from accumulated other comprehensive income to gain (loss) on investment securities on the condensed consolidated statements of comprehensive loss.

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
The Plan provides for grants of restricted common stock, restricted stock units, or RSUs, phantom shares, dividend equivalent rights and other equity-based awards, subject to a ceiling of 6,500,000 shares available for issuance under the Plan. The Plan allows for the Company’s board of directors to expand the types of awards available under the Plan to include long-term incentive plan units in the future. If an award granted under the Plan expires or terminates, the shares subject to any portion of the award that expires or terminates without having been exercised or paid, as the case may be, will again become available for the issuance of additional awards. Unless earlier terminated by the Company’s board of directors, no new award may be granted under the Plan after the tenth anniversary of the date that the Plan was approved by the Company’s board of directors. No award may be granted under the Plan to any person who, assuming payment of all awards held by such person, would own or be deemed to own more than 9.8% of the outstanding shares of the Company’s common stock.
During the three months ended March 31, 2021, the Company granted 612,596 RSUs to certain eligible employees pursuant to the terms of the Plan and the associated award agreements. The estimated fair value of these awards was $7.05 per share on grant date, based on the adjusted closing market price of the Company’s common stock on the NYSE on such date. The RSUs vest in three equal annual installments commencing on the first anniversary of the grant date, as long as such grantee complies with the terms and conditions of his or her applicable RSU agreement. The RSUs entitle the grantee to receive dividend equivalent rights, or DERs, during the vesting period. The DERs represent the right to receive cash payments equal to the amount of cash dividends declared and payable on the same number of shares of the Company’s common stock as the number of unvested RSUs. In the event that an RSU is forfeited, the related DER which has not yet been paid shall be forfeited.
The following table summarizes the activity related to RSUs for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021		2020
	Units	Weighted Average Grant Date Fair Market Value	Units	Weighted Average Grant Date Fair Market Value
Outstanding at Beginning of Period	—	$—	—	$—
Granted	612,596	7.05	—	—
Vested	—	—	—	—
Forfeited	—	—	—	—
Outstanding at End of Period	612,596	$7.05	—	$—

During the three months ended March 31, 2020, the Company granted 686,770 shares of restricted common stock, to the Company’s executive officers and other eligible individuals, pursuant to the terms of the Plan and the associated award agreements. The estimated fair value of these awards was $15.23 per share on grant date, based on the adjusted closing market price of the Company’s common stock on the NYSE on such date. The shares underlying the grants vest in three equal annual installments commencing on the first anniversary of the grant date, as long as such grantee complies with the terms and conditions of his or her applicable restricted stock award agreement.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
The following table summarizes the activity related to restricted common stock for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021		2020
	Shares	Weighted Average Grant Date Fair Market Value	Shares	Weighted Average Grant Date Fair Market Value
Outstanding at Beginning of Period	1,221,995	$13.80	1,062,901	$15.26
Granted	—	—	686,770	15.23
Vested	(518,216)	(15.00)	(501,403)	(15.57)
Forfeited	—	—	(5,456)	(14.97)
Outstanding at End of Period	703,779	$12.91	1,242,812	$15.12

For the three months ended March 31, 2021 and 2020, the Company recognized compensation related to RSUs and restricted common stock granted pursuant to the Plan of $1.8 million and $2.3 million, respectively. As of March 31, 2021, the Company had $7.7 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 1.2 years.

Note 18. Restructuring Charges
On April 13, 2020, the Company announced that it had elected to not renew the Management Agreement with PRCM Advisers on the basis of unfair compensation payable to the manager pursuant to Section 13(a)(ii) of the Management Agreement. As a result, the Company had expected the Management Agreement to terminate on September 19, 2020, at which time the Company would have been required to pay a termination fee equal to three times the sum of the average annual base management fee earned by PRCM Advisers during the 24-month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination, pursuant to the terms of the Management Agreement. The termination fee was calculated to be $139.8 million based on results as of June 30, 2020 and recorded during the three months ended June 30, 2020.
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
In connection with the termination of the Management Agreement for cause, the Company reversed the $139.8 million accrued fee attributable to the non-renewal during the three months ended September 30, 2020. For the year ended December 31, 2020, the Company incurred a total of $5.7 million in contract termination costs, which includes all estimated costs incurred for legal and advisory services provided to facilitate the termination of the Management Agreement. In accordance with ASC 420, Exit or Disposal Cost Obligations, all expenses incurred for contract terminations are included within restructuring charges on the Company’s condensed consolidated statements of comprehensive loss. During the three months ended March 31, 2020, the Company incurred $0.7 million of restructuring charges. The Company did not incur any restructuring charges during the three months ended March 31, 2021.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
Note 19. Income Taxes
For the three months ended March 31, 2021 and 2020, the Company qualified to be taxed as a REIT under the Code for U.S. federal income tax purposes. As long as the Company qualifies as a REIT, the Company generally will not be subject to U.S. federal income taxes on its taxable income to the extent it annually distributes its net taxable income to stockholders, and does not engage in prohibited transactions. The Company intends to distribute 100% of its REIT taxable income and comply with all requirements to continue to qualify as a REIT. The majority of states also recognize the Company’s REIT status. The Company’s TRSs file separate tax returns and are fully taxed as standalone U.S. C corporations. It is assumed that the Company will retain its REIT status and will incur no REIT level taxation as it intends to comply with the REIT regulations and annual distribution requirements.
During the three months ended March 31, 2021, the Company’s TRSs recognized a provision for income taxes of $22.7 million, which was primarily due to gains recognized on MSR, offset by net losses recognized on derivative instruments held in the company’s TRSs. During the three months ended March 31, 2020, the Company’s TRSs recognized a benefit from income taxes of $13.1 million which was primarily due to losses recognized on MSR, offset by net gains recognized on derivative instruments held in the Company’s TRSs.
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

Note 20. Earnings Per Share
The following table presents a reconciliation of the earnings (loss) and shares used in calculating basic and diluted earnings (loss) per share for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,
(in thousands, except share data)	2021	2020
Basic Earnings (Loss) Per Share:
Net income (loss)	$240,157	$(1,869,656)
Dividends on preferred stock	17,216	18,950
Dividends and undistributed earnings allocated to participating restricted stock units	257	—
Net income (loss) attributable to common stockholders, basic	$222,684	$(1,888,606)
Basic weighted average common shares	273,710,765	273,392,615
Basic earnings (loss) per weighted average common share	$0.81	$(6.91)
Diluted Earnings (Loss) Per Share:
Net income (loss) attributable to common stockholders, basic	$222,684	$(1,888,606)
Reallocation impact of undistributed earnings to participating restricted stock units	14	—
Interest expense attributable to convertible notes (1)	6,350	—
Net income (loss) attributable to common stockholders - diluted	$229,048	$(1,888,606)
Basic weighted average common shares	273,710,765	273,392,615
Effect of dilutive shares issued in an assumed conversion	37,754,295	—
Diluted weighted average common shares	311,465,060	273,392,615
Diluted earnings (loss) per weighted average common share	$0.74	$(6.91)
___________________
(1)If applicable, includes a nondiscretionary adjustment for the assumed change in the management fee calculation.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
For the three months ended March 31, 2021, participating RSUs were included in the calculations of basic and diluted earnings per share as the two-class method was more dilutive than the alternative treasury stock method.
For the three months ended March 31, 2020, excluded from the calculation of diluted earnings per share is the effect of adding back $4.8 million of interest expense, net of a nondiscretionary adjustment for the assumed change in the management fee calculation, and 18,171,150 weighted average common share equivalents, related to the assumed conversion of the Company’s convertible senior notes, as their inclusion would be antidilutive.

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
For purposes of calculating the management fee, the Company’s stockholders’ equity represented the sum of the net proceeds from all issuances of the Company’s equity securities since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus the Company’s retained earnings at the end of the most recently completed calendar quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods), less any amount that the Company has paid for repurchases of its common stock since inception, and excluding any unrealized gains, losses or other items that do not affect realized net income (regardless of whether such items are included in other comprehensive income or loss, or in net income), among other certain adjustments outlined in the Management Agreement. The base management fee was subject to other adjustments from time to time, as described in the Management Agreement.
In accordance with the Management Agreement, the Company incurred $14.6 million as a management fee to PRCM Advisers for the three months ended March 31, 2020.
Additionally, prior to the termination of the Management Agreement, the Company reimbursed PRCM Advisers for (i) the Company’s allocable share of the compensation paid by PRCM Advisers to its personnel serving as the Company’s principal financial officer and general counsel and personnel employed by PRCM Advisers as in-house legal, tax, accounting, consulting, auditing, administrative, information technology, valuation, computer programming and development and back-office resources to the Company, (ii) any amounts for personnel of PRCM Advisers’ affiliates arising under a shared facilities and services agreement, and (iii) certain costs allocated to the Company by PRCM Advisers for data services and technology. In accordance with the Management Agreement, expense reimbursements to PRCM Advisers were required to be made in cash on a quarterly basis following the end of each quarter. The Company reimbursed PRCM Advisers for direct and allocated costs incurred by PRCM Advisers on behalf of the Company of approximately $11.7 million for the three months ended March 31, 2020.
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

Note 22. Subsequent Events
Events subsequent to March 31, 2021 were evaluated through the date these condensed consolidated financial statements were issued and no other additional events were identified requiring further disclosure in these condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q as well as our Annual Report on Form 10-K for the year ended December 31, 2020.

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
Our objective is to provide attractive risk-adjusted total return to our stockholders over the long term, primarily through dividends and secondarily through capital appreciation. We acquire and manage an investment portfolio of our target assets, which include the following:
•Agency RMBS (which includes inverse interest-only Agency securities classified as “Agency Derivatives” for purposes of U.S. generally accepted accounting principles, or U.S. GAAP), meaning RMBS whose principal and interest payments are guaranteed by the Government National Mortgage Association (or Ginnie Mae), the Federal National Mortgage Association (or Fannie Mae), or the Federal Home Loan Mortgage Corporation (or Freddie Mac), or collectively, the government sponsored entities, or GSEs; and
•MSR; and
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
Our Agency RMBS portfolio is comprised primarily of fixed rate mortgage-backed securities backed by single-family and multi-family mortgage loans. All of our principal and interest Agency RMBS are Fannie Mae or Freddie Mac mortgage pass-through certificates or collateralized mortgage obligations that carry an implied rating of “AAA,” or Ginnie Mae mortgage pass-through certificates, which are backed by the guarantee of the U.S. government. The majority of these securities consist of whole pools in which we own all of the investment interests in the securities.
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

For the three months ended March 31, 2021, our net spread realized on the portfolio was lower than the prior quarter. Our average annualized portfolio yield was only slightly lower primarily due to sales of and higher amortization recognized on Agency RMBS (due to prepayments), offset by higher servicing income, net of amortization and expenses, on MSR. Cost of financing was higher as a result of increased use of MSR financing, which carry higher rates, as well as the issuance of additional convertible notes in the quarter, offset by the lower interest rate environment for RMBS. The following table provides the average annualized yield on our assets for the three months ended March 31, 2021, and the four immediately preceding quarters:

	Three Months Ended
	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Average annualized portfolio yield (1)	2.25%	2.26%	2.42%	2.84%	3.52%
Cost of financing (2)	0.60%	0.50%	0.64%	2.61%	2.39%
Net spread	1.65%	1.76%	1.78%	0.23%	1.13%
____________________
(1)Average annualized yield includes interest income on Agency RMBS and non-Agency securities and MSR servicing income, net of estimated amortization, and servicing expenses.
(2)Cost of financing includes swap interest rate spread and amortization of upfront payments made or received upon entering.

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

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains, or incorporates by reference, not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act, and that are subject to the safe harbors created by such sections. Forward-looking statements involve numerous risks and uncertainties. Our actual results may differ from our beliefs, expectations, estimates, and projections and, consequently, you should not rely on these forward-looking statements as predictions of future events. Forward-looking statements are not historical in nature and can be identified by words such as “anticipate,” “estimate,” “will,” “should,” “expect,” “target,” “believe,” “intend,” “seek,” “plan,” “goals,” “future,” “likely,” “may” and similar expressions or their negative forms, or by references to strategy, plans, or intentions. These forward-looking statements are subject to risks and uncertainties, including, among other things, those described in our Annual Report on Form 10-K for the year ended December 31, 2020, under the caption “Risk Factors.” Other risks, uncertainties and factors that could cause actual results to differ materially from those projected are described below and may be described from time to time in reports we file with the Securities and Exchange Commission, or SEC, including our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise any such forward-looking statements, whether as a result of new information, future events, or otherwise.
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
On January 1, 2020 we adopted Accounting Standards Update (ASU) No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changed the impairment model for most financial assets and certain other instruments. Valuation allowances for credit losses on available-for-sale, or AFS, debt securities are recognized, rather than direct reductions in the amortized cost of the investments, regardless of whether the impairment is considered to be other-than-temporary. We use a discounted cash flow method to estimate and recognize an allowance for credit losses on AFS securities, as detailed in Note 2 to the condensed consolidated financial statements, included under Item 1 of this Quarterly Report on Form 10-Q..

Fair Value Measurement
A significant portion of our assets and liabilities are reported at fair value and, therefore, our condensed consolidated balance sheets and statements of comprehensive loss are significantly affected by fluctuations in market prices. At March 31, 2021, approximately 85.2% of our total assets, or $13.6 billion, consisted of financial instruments recorded at fair value. See Note 10 - Fair Value to the condensed consolidated financial statements, included in this Quarterly Report on Form 10-Q, for descriptions of valuation methodologies used to measure material assets and liabilities at fair value and details of the valuation models, key inputs to those models and significant assumptions utilized. Although we execute various hedging strategies to mitigate our exposure to changes in fair value, we cannot fully eliminate our exposure to volatility caused by fluctuations in market prices.
Any temporary change in the fair value of our AFS securities, excluding certain Agency interest-only mortgage-backed securities, is recorded as a component of accumulated other comprehensive income and does not impact our reported income (loss) for U.S. GAAP purposes, or GAAP net income (loss). However, beginning on January 1, 2020 (as discussed above), changes in the provision for credit losses on AFS securities are recognized immediately in GAAP net income (loss). Our GAAP net income (loss) is also affected by fluctuations in market prices on the remainder of our financial assets and liabilities recorded at fair value, including interest rate swap, cap and swaption agreements and certain other derivative instruments (i.e., TBAs, put and call options for TBAs, U.S. Treasury and Eurodollar futures, Markit IOS total return swaps and inverse interest-only securities), which are accounted for as derivative trading instruments under U.S. GAAP, Agency interest-only mortgage-backed securities and MSR.
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
Considerable judgment is used in forming conclusions and estimating inputs to our Level 3 fair value measurements. Level 3 inputs such as interest rate movements, prepayments speeds, credit losses and discount rates are inherently difficult to estimate. Changes to these inputs can have a significant effect on fair value measurements. Accordingly, there is no assurance that our estimates of fair value are indicative of the amounts that would be realized on the ultimate sale or exchange of these assets. At March 31, 2021, 13.1% of our total assets were classified as Level 3 fair value assets.

Market Conditions and Outlook
The U.S. Federal Reserve, or the Fed, moved overnight interest rates to the zero bound in early 2020 and is expected to hold overnight interest rates near current levels for an extended period of time. During the first quarter of 2021, the overnight rate cleared at less than 10 basis points and term overnight indexed swap markets indicate expectations for continued low levels in the near term. In addition, the Fed remains committed to large scale asset purchases. Longer-dated interest rates increased during the quarter from the historically low rates experienced in 2020 in a curve steepening fashion. Long U.S. Treasury rates still remain below 2.5% across all maturities, and below 1.0% for maturities 5 years and shorter. After announcing QE4 in March of 2020, the Fed has purchased more than $1.8 trillion MBS, now holding more than $2.0 trillion MBS on its balance sheet and a total balance sheet of more than $7 trillion. This overwhelming and ongoing purchase activity has resulted in significant mortgage spread tightening since its onset. The spread between primary and secondary mortgage rates decreased from wide levels, and is nearing more average levels. Constant prepayment rates on MBS remain at elevated levels; however, the increase in the primary rate during the quarter should cause a decrease in coming months.
The economic outlook for 2021 is quite uncertain and much will depend on the course of the global pandemic and the successful distribution and efficacy of vaccines. The traditional macro influences of GDP growth, job growth and inflation may be secondary to the global economy’s progression through the health crisis. The $1.9 trillion American Rescue Plan Act of 2021, passed in the first quarter, could also have a hand in shaping the upcoming year. The Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, was passed in March 2020 and extended in December 2020 to address the economic fallout of the COVID-19 pandemic. One provision of the Act provides up to 360 days of forbearance relief from mortgage loan payments for borrowers with federally backed (e.g., Fannie Mae or Freddie Mac) mortgages who experience financial hardship related to the pandemic. Subsequently, in February 2021, the FHFA announced extensions to the foreclosure moratorium and forbearance periods for borrowers with Fannie Mae- or Freddie Mac-backed mortgages, and the Biden administration announced similar foreclosure moratorium and forbearance extensions for borrowers with Federal Housing Administration, U.S. Department of Agriculture or U.S. Department of Veterans Affairs mortgages. Much uncertainty has arisen around the ultimate effect on delinquencies, defaults, prepayment speeds, low interest rates and home price appreciation. These provisions of the CARES Act also impact MSR owners, like our company, that are required for certain of the MSR assets to advance principal, interest, taxes and insurance payments during the time when borrowers are in forbearance or while foreclosure moratorium is in effect. After increasing in the months following the passage of the CARES Act, the number of loans in forbearance in our servicing portfolio has subsequently decreased. If the economy is further impacted by future surges in COVID-19 virus cases across the country, more borrowers could opt for forbearance relief from their mortgage loan payments. As a result, we could see the number of loans in forbearance in our servicing portfolio increase.
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
The following table provides the carrying value of our investment portfolio by product type:

(dollars in thousands)	March 31, 2021		December 31, 2020
Agency RMBS	$11,464,171	84.1%	$14,637,891	89.7%
Mortgage servicing rights	2,091,761	15.4%	1,596,153	9.8%
Agency Derivatives	53,829	0.4%	61,617	0.4%
Non-Agency securities	9,219	0.1%	13,031	0.1%
Total	$13,618,980		$16,308,692

Prepayment speeds and volatility due to interest rates
Our portfolio is subject to market risks, primarily interest rate risk and prepayment risk. We seek to offset a portion of our Agency pool market value exposure through our MSR and interest-only Agency RMBS portfolios. During periods of decreasing interest rates with rising prepayment speeds, the market value of our Agency pools generally increases and the market value of our interest-only securities and MSR generally decreases. The inverse relationship occurs when interest rates rise and prepayments fall. Although interest rates moved higher during the first quarter of 2021, we believe the low interest rate environment is expected to persist in the near term. Changes in home price performance, key employment metrics and government programs, among other macroeconomic factors, could cause prepayment speeds to remain fast on many RMBS, which could lead to less attractive reinvestment opportunities. Nonetheless, we believe our portfolio management approach, including our asset selection process, positions us to respond to a variety of market scenarios, including an overall faster prepayment environment.
The following table provides the three-month average constant prepayment rate, or CPR, experienced by Agency RMBS and MSR owned by us as of March 31, 2021, and the four immediately preceding quarter-ends:

	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Agency RMBS	30.8%	27.0%	23.1%	19.9%	12.3%
Mortgage servicing rights	37.7%	41.2%	41.5%	35.6%	19.9%

Although we are unable to predict future interest rate movements, our strategy of pairing Agency RMBS with MSR, with a focus on managing various associated risks, including interest rate, prepayment, credit, mortgage spread and financing risk, is intended to generate attractive yields with a low level of sensitivity to changes in the yield curve, prepayments and interest rate cycles.
Our Agency RMBS are primarily collateralized by pools of fixed-rate mortgage loans. Our Agency portfolio also includes securities with implicit prepayment protection, including lower loan balances (securities collateralized by loans of less than $200,000 in initial principal balance), higher LTVs (securities collateralized by loans with LTVs greater than or equal to 80%), certain geographic concentrations and lower FICO scores. Our overall allocation of Agency RMBS and holdings of pools with specific characteristics are viewed in the context of our aggregate rates strategy, including MSR and related derivative hedging instruments. Additionally, the selection of securities with certain attributes is driven by the perceived relative value of the securities, which factors in the opportunities in the marketplace, the cost of financing and the cost of hedging interest rate, prepayment, credit and other portfolio risks. As a result, Agency RMBS capital allocation reflects management’s flexible approach to investing in the marketplace.
The following tables provide the carrying value of our Agency RMBS portfolio by underlying mortgage loan rate type:

	March 31, 2021
(dollars in thousands)	Principal/ Current Face	Carrying Value	Weighted Average CPR	% Prepayment Protected	Gross Weighted Average Coupon Rate	Amortized Cost	Allowance for Credit Losses	Weighted Average Loan Age (months)
Agency RMBS AFS:
30-Year Fixed
≤ 2.5%	$1,353,071	$1,393,002	9.8%	100.0%	3.4%	$1,424,946	$—	9
3.0%	2,088,469	2,203,817	25.0%	100.0%	3.8%	2,150,354	—	17
3.5%	1,808,851	1,942,517	35.3%	100.0%	4.3%	1,888,425	—	21
4.0%	2,324,271	2,544,107	39.9%	100.0%	4.6%	2,419,058	—	39
4.5%	2,034,981	2,267,352	36.8%	100.0%	5.0%	2,144,999	—	39
≥ 5.0%	466,516	529,834	33.7%	98.3%	5.8%	494,387	—	69
	10,076,159	10,880,629	31.6%	99.9%	4.4%	10,522,169	—	29
Other P&I	94,190	106,675	10.7%	—%	6.6%	104,485	—	229
Interest-only	4,381,919	476,867	15.8%	—%	3.6%	423,461	(16,699)	35
Agency Derivatives	300,597	53,829	15.5%	—%	6.7%	42,628	—	198
Total Agency RMBS	$14,852,865	$11,518,000		94.4%		$11,092,743	$(16,699)

	December 31, 2020
(dollars in thousands)	Principal/ Current Face	Carrying Value	Weighted Average CPR	% Prepayment Protected	Gross Weighted Average Coupon Rate	Amortized Cost	Allowance for Credit Losses	Weighted Average Loan Age (months)
Agency RMBS AFS:
30-Year Fixed
≤ 2.5%	$1,878,319	$2,005,269	7.7%	100.0%	3.4%	$1,977,388	$—	7
3.0%	2,359,772	2,541,676	19.3%	100.0%	3.7%	2,433,757	—	14
3.5%	3,327,048	3,636,988	28.5%	100.0%	4.2%	3,485,035	—	17
4.0%	2,642,730	2,911,556	37.5%	100.0%	4.6%	2,751,139	—	36
4.5%	2,276,487	2,538,418	34.3%	100.0%	5.0%	2,400,043	—	35
≥ 5.0%	519,976	590,044	33.6%	98.4%	5.8%	551,230	—	65
	13,004,332	14,223,951	27.4%	99.9%	4.3%	13,598,592	—	24
Other P&I	99,023	113,302	9.6%	—%	6.6%	110,002	—	226
Interest-only	3,649,556	300,638	14.0%	—%	3.5%	315,876	(17,889)	48
Agency Derivatives	318,162	61,617	16.5%	—%	6.7%	45,618	—	195
Total Agency RMBS	$17,071,073	$14,699,508		96.7%		$14,070,088	$(17,889)

Counterparty exposure and leverage ratio
We monitor counterparty exposure in our broker, banking and lending counterparties on a daily basis. We believe our broker and banking counterparties are well-capitalized organizations and we attempt to manage our cash balances across these organizations to reduce our exposure to any single counterparty.
As of March 31, 2021, we had entered into repurchase agreements with 45 counterparties, 19 of which had outstanding balances at March 31, 2021. In addition, we held short- and long-term borrowings under revolving credit facilities, long-term term notes payable and short- and long-term unsecured convertible senior notes. As of March 31, 2021, the debt-to-equity ratio funding our AFS securities, MSR and Agency Derivatives, which includes unsecured borrowings under convertible senior notes, was 4.8:1.0.
As of March 31, 2021, we held $1.2 billion in cash and cash equivalents, approximately $7.6 million of unpledged Agency securities and derivatives and $5.9 million of unpledged non-Agency securities. As a result, we had an overall estimated unused borrowing capacity on our unpledged securities of approximately $10.1 million. As of March 31, 2021, we held approximately $360.0 million of unpledged MSR and $66.5 million of unpledged servicing advances. Overall, we had unused committed borrowing capacity on MSR asset and servicing advance financing facilities of $391.5 million and $180.0 million, respectively. Generally, unused borrowing capacity may be the result of our election not to utilize certain financing, as well as delays in the timing in which funding is provided, insufficient collateral or the inability to meet lenders’ eligibility requirements for specific types of asset classes.
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

Proposed changes to LIBOR
LIBOR is used extensively in the U.S. and globally as a “benchmark” or “reference rate” for various commercial and financial contracts, including corporate and municipal bonds and loans, floating rate mortgages, asset-backed securities, consumer loans, and interest rate swaps and other derivatives. It had been expected that a number of private-sector banks currently reporting information used to set LIBOR would stop doing so after 2021 when their current reporting commitment ends, which would either cause LIBOR to stop publication immediately or cause LIBOR’s regulator to determine that its quality has degraded to the degree that it is no longer representative of its underlying market. On March 5, 2021, Intercontinental Exchange Inc. announced that ICE Benchmark Administration Limited, the administrator of LIBOR, intends to stop publication of the majority of USD-LIBOR tenors on June 30, 2023. In the U.S., the Alternative Reference Rates Committee, or ARRC, has identified the Secured Overnight Financing Rate, or SOFR, as its preferred alternative rate for U.S. dollar-based LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. Some market participants may continue to explore whether other U.S. dollar-based reference rates would be more appropriate for certain types of instruments. The ARRC has proposed a paced market transition plan to SOFR, and various organizations are currently working on industry wide and company-specific transition plans as it relates to derivatives and cash markets exposed to LIBOR. We have material contracts that are indexed to USD-LIBOR and are monitoring this activity, evaluating the related risks and our exposure, and adding alternative language to contracts, where necessary.

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
Certain mortgage loan forbearance programs were announced in connection with the CARES Act. As the servicer of record for the MSR assets in our portfolio, we may be responsible for continuing to advance principal, interest, taxes and insurance on mortgage loans that are in forbearance, delinquency or default. At March 31, 2021, 24,491 loans, or 3.2% of our MSR portfolio by loan count, were in forbearance, of which 16.2% had made their March 2021 payment and were current as of March 31, 2021. Therefore, approximately 2.7% of our portfolio by loan count was in forbearance and not current as of March 31, 2021. We are confident in our ability to meet our servicing advance obligations and have entered into a revolving credit facility to finance these advances.
Our GAAP net income attributable to common stockholders was $222.9 million, or $0.74 per diluted weighted average share, for the three months ended March 31, 2021, as compared to GAAP net loss attributable to common stockholders of $1.9 billion, or ($6.91) per diluted weighted average share, for the three months ended March 31, 2020.
With our accounting treatment for AFS securities, unrealized fluctuations in the market values of AFS securities, excluding Agency interest-only securities, do not impact our GAAP net income (loss) or taxable income but are recognized on our condensed consolidated balance sheets as a change in stockholders’ equity under “accumulated other comprehensive income.” Our GAAP net income (loss) is affected by fluctuations in market prices on the remainder of our financial assets and liabilities recorded at fair value, including derivative instruments, Agency interest-only mortgage-backed securities, MSR and provisions for credit losses on AFS securities. For the three months ended March 31, 2021 and 2020, net unrealized losses on AFS securities recognized as other comprehensive loss, net of tax, were $271.5 million and $198.1 million, respectively. For the three months ended March 31, 2021, GAAP net income attributable to common stockholders was $222.9 million. For the three months ended March 31, 2020, GAAP net loss attributable to common stockholders was $1.9 billion. This resulted in comprehensive loss attributable to common stockholders of $48.5 million and $2.1 billion for the three months ended March 31, 2021 and 2020, respectively.
Our book value per common share for U.S. GAAP purposes was $7.29 at March 31, 2021, a decrease from $7.63 per common share at December 31, 2020. For the three months ended March 31, 2021, we recognized comprehensive loss attributable to common stockholders of $48.5 million and declared common dividends of $46.6 million, which drove the overall decrease in book value.

Although some uncertainty remains regarding the future effects of the COVID-19 pandemic and the actions that may be taken by federal and state governmental authorities and GSEs in response, the Agency RMBS market has stabilized and there is more clarity regarding forbearance levels and deferral programs on Agency MSR. Our liquidity position is strong, with $1.2 billion in unrestricted cash as of March 31, 2021. Given our increased confidence, we expect to continue to deploy such capital to our target assets over time.

The following tables present the components of our comprehensive loss for the three months ended March 31, 2021 and 2020:

(in thousands, except share data)	Three Months Ended
Income Statement Data:	March 31,
	2021	2020
	(unaudited)
Interest income:
Available-for-sale securities	$55,652	$248,684
Other	457	6,823
Total interest income	56,109	255,507
Interest expense:
Repurchase agreements	8,470	152,605
Revolving credit facilities	4,695	3,531
Term notes payable	3,211	4,804
Convertible senior notes	6,350	4,776
Federal Home Loan Bank advances	—	1,592
Total interest expense	22,726	167,308
Net interest income	33,383	88,199
Other income (loss):
Gain (loss) on investment securities	132,868	(1,081,607)
Servicing income	107,119	130,797
Gain (loss) on servicing asset	327,438	(586,665)
Loss on interest rate swap and swaption agreements	(15,599)	(250,596)
Loss on other derivative instruments	(276,011)	(133,468)
Other (loss) income	(5,742)	798
Total other income (loss)	270,073	(1,920,741)
Expenses:
Management fees	—	14,550
Servicing expenses	24,947	19,905
Compensation and benefits	8,188	8,277
Other operating expenses	7,487	6,801
Restructuring charges	—	719
Total expenses	40,622	50,252
Income (loss) before income taxes	262,834	(1,882,794)
Provision for (benefit from) income taxes	22,677	(13,138)
Net income (loss)	240,157	(1,869,656)
Dividends on preferred stock	17,216	18,950
Net income (loss) attributable to common stockholders	$222,941	$(1,888,606)
Basic earnings (loss) per weighted average common share	$0.81	$(6.91)
Diluted earnings (loss) per weighted average common share	$0.74	$(6.91)
Dividends declared per common share	$0.17	$—
Weighted average number of shares of common stock:
Basic	273,710,765	273,392,615
Diluted	311,465,060	273,392,615

(in thousands)	Three Months Ended
Income Statement Data:	March 31,
	2021	2020
	(unaudited)
Comprehensive loss:
Net income (loss)	$240,157	$(1,869,656)
Other comprehensive loss, net of tax:
Unrealized loss on available-for-sale securities	(271,453)	(198,070)
Other comprehensive loss	(271,453)	(198,070)
Comprehensive loss	(31,296)	(2,067,726)
Dividends on preferred stock	17,216	18,950
Comprehensive loss attributable to common stockholders	$(48,512)	$(2,086,676)

(in thousands)	March 31, 2021	December 31, 2020
Balance Sheet Data:
	(unaudited)
Available-for-sale securities	$11,473,390	$14,650,922
Mortgage servicing rights	$2,091,761	$1,596,153
Total assets	$15,991,915	$19,515,921
Repurchase agreements	$11,676,062	$15,143,898
Revolving credit facilities	$443,458	$283,830
Term notes payable	$395,891	$395,609
Convertible senior notes	$423,337	$286,183
Total stockholders’ equity	$2,720,716	$3,088,926

Results of Operations
The following analysis focuses on financial results during the three months ended March 31, 2021 and 2020.
Interest Income
Interest income decreased from $255.5 million for the three months ended March 31, 2020 to $56.1 million for the same period in 2021 due to the sale of both Agency RMBS and non-Agency securities that occurred late in the first quarter of 2020, further sales of some higher coupon Agency RMBS and higher amortization recognized on Agency RMBS due to prepayments.
Interest Expense
Interest expense decreased from $167.3 million for the three months ended March 31, 2020 to $22.7 million for the same period in 2021 due to lower borrowing balances related to the sale of both Agency RMBS and non-Agency securities that occurred late in the first quarter of 2020 and a lower interest rate environment.

Net Interest Income
The following tables present the components of interest income and average annualized net asset yield earned by asset type, the components of interest expense and average annualized cost of funds on borrowings incurred by liability and/or collateral type, and net interest income and average annualized net interest rate spread for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
(dollars in thousands)	Average Balance (1)	Interest Income/Expense	Net Yield/Cost of Funds (2)	Average Balance (1)	Interest Income/Expense	Net Yield/Cost of Funds (2)
Interest-earning assets:
Available-for-sale securities	$11,990,951	$55,652	1.9%	$30,270,805	$248,684	3.3%
Other	—	457	—%	8,259	6,823	3.8%
Total interest income/net asset yield	$11,990,951	$56,109	1.9%	$30,279,064	$255,507	3.4%
Interest-bearing liabilities:
Borrowings collateralized by:
Available-for-sale securities	$12,785,358	$8,364	0.3%	$28,901,736	$151,598	2.1%
Agency derivatives (3)	49,222	106	0.9%	50,147	336	2.7%
Mortgage servicing rights and advances (4)	806,024	7,906	3.9%	905,250	10,598	4.7%
Unsecured borrowings:
Convertible senior notes	376,090	6,350	6.8%	285,146	4,776	6.7%
Total interest expense/cost of funds	$14,016,694	22,726	0.6%	$30,142,279	167,308	2.2%
Net interest income/spread (5)		$33,383	1.3%		$88,199	1.2%
____________________
(1)Average asset balance represents average amortized cost on AFS securities and average unpaid principal balance, adjusted for purchase price changes, on other assets.
(2)Cost of funds does not include the accrual and settlement of interest associated with interest rate swaps. In accordance with U.S. GAAP, those costs are included in loss on interest rate swap and swaption agreements in the condensed consolidated statements of comprehensive loss. For the three months ended March 31, 2021, our total average cost of funds on the assets assigned as collateral for borrowings shown in the table above, including interest spread expense associated with interest rate swaps, was 0.6%, compared to 2.5% for the same period in 2020.
(3)Yields on Agency Derivatives not shown as interest income is included in loss on other derivative instruments in the condensed consolidated statements of comprehensive loss.
(4)Yields on mortgage servicing rights not shown as these assets do not earn interest.
(5)Net interest spread does not include the accrual and settlement of interest associated with interest rate swaps. In accordance with U.S. GAAP, those costs are included in loss on interest rate swap and swaption agreements in the condensed consolidated statements of comprehensive loss. For the three months ended March 31, 2021, our total average net interest rate spread on the assets and liabilities shown in the table above, including interest spread expense associated with interest rate swaps, was 1.3%, compared to 0.9% for the same period in 2020.

The decrease in yields on AFS securities for the three months ended March 31, 2021, as compared to the same period in 2020, was predominantly driven by the sale of substantially all legacy non-Agencies during the first quarter of 2020 as well as sales of Agency pools with higher yields. The decrease in cost of funds associated with the financing of AFS securities for the three months ended March 31, 2021, as compared to the same period in 2020, was also a result of the sale of non-Agencies as well as decreases in the borrowing rates offered by financing counterparties.
The decrease in cost of funds associated with the financing of Agency Derivatives for the three months ended March 31, 2021, as compared to the same period in 2020, was the result of decreases in the borrowing rates offered by counterparties.
The decrease in cost of funds associated with the financing of MSR assets and related servicing advance obligations for the three months ended March 31, 2021, as compared to the same period in 2020, was the result of better financing terms offered by counterparties. During the year ended December 31, 2020, we entered into a new revolving credit facility to finance our servicing advance obligations, which are included in other assets on our condensed consolidated balance sheets.
Our convertible senior notes due 2022 were issued in January 2017. Our convertible senior notes due 2026 were issued in February 2021, and a portion of the proceeds from the offering were used to partially repurchase our senior notes due 2022. Both convertible senior notes due 2022 and 2026 are unsecured and pay interest semiannually at a rate of 6.25% per annum. The cost of funds associated with our convertible senior notes for the three months ended March 31, 2021, as compared to the same period in 2020, was consistent.

The following tables present the components of the yield earned on our AFS securities portfolio as a percentage of our average amortized cost of securities for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,
(in thousands)	2021	2020
Gross yield/stated coupon	4.3%	3.8%
Net (premium amortization) discount accretion	(2.4)%	(0.5)%
Net yield (1)	1.9%	3.3%
____________________
(1)Excludes Agency Derivatives. For the three months ended March 31, 2021, the average annualized net yield on total RMBS, including Agency Derivatives, was 1.9%, compared to 3.3% for the same period in 2020. Yields have not been adjusted for cost of delay and cost to carry purchase premiums.

Gain (Loss) On Investment Securities
The following tables present the components of gain (loss) on investment securities for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
(in thousands)	Available-For-Sale Securities	Trading Securities	Total	Available-For-Sale Securities	Trading Securities	Total
Proceeds from sales	$2,050,943	$—	$2,050,943	$15,586,752	$1,053,477	$16,640,229
Amortized cost of securities sold	(1,984,745)	—	(1,984,745)	(16,621,468)	(1,052,500)	(17,673,968)
Total realized gains (losses) on sales	66,198	—	66,198	(1,034,716)	977	(1,033,739)
Reversal of (provision for) credit losses	1,135	—	1,135	(45,638)	—	(45,638)
Other	65,535	—	65,535	(2,230)	—	(2,230)
Gain (loss) on investment securities	$132,868	$—	$132,868	$(1,082,584)	$977	$(1,081,607)

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
Subsequent to the adoption of Topic 326 on January 1, 2020, the Company uses a discounted cash flow method to estimate and recognize an allowance for credit losses on AFS securities, as detailed in Note 2 to the condensed consolidated financial statements, included under Item 1 of this Quarterly Report on Form 10-Q. Subsequent adverse or favorable changes in expected cash flows are recognized immediately in earnings as a provision for or reversal of provision for credit losses (within gain (loss) on investment securities).
The majority of the “other” component of gain (loss) on investment securities is related to changes in unrealized gains (losses) on Agency interest-only mortgage-backed securities. For the three months ended March 31, 2021, the unrealized gains recognized were primarily due to slower prepayment assumption.

Servicing Income
The following table presents the components of servicing income for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,
(in thousands)	2021	2020
Servicing fee income	$105,165	$117,891
Ancillary and other fee income	616	521
Float income	1,338	12,385
Total	$107,119	$130,797

The decrease in servicing income for the three months ended March 31, 2021, as compared to the same period in 2020, was the result of lower servicing fee income as a result of a lower portfolio balance due to prepayments and deferred servicing fee income for loans in forbearance as a result of COVID-19. Additionally, the decrease in float income was the result of decreased float earning rates.
Gain (Loss) on Servicing Asset
The following table presents the components of gain (loss) on servicing asset for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,
(in thousands)	2021	2020
Changes in fair value due to changes in valuation inputs or assumptions used in the valuation model	$501,693	$(500,763)
Changes in fair value due to realization of cash flows (runoff)	(174,255)	(85,902)
Gain (loss) on servicing asset	$327,438	$(586,665)

The increase in gain on servicing asset (decrease in loss on servicing asset) for the three months ended March 31, 2021, as compared to the same period in 2020, was driven by favorable change in valuation assumptions used in the fair market valuation of MSR, including the impact of acquiring MSR at a cost below fair value, offset by increased portfolio runoff during the three months ended March 31, 2021.
Loss on Interest Rate Swap and Swaption Agreements
The following table summarizes the net interest spread and gains and losses associated with our interest rate swap and swaption positions recognized during the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,
(in thousands)	2021	2020
Net interest spread	$1,650	$(12,615)
Early termination, agreement maturation and option expiration (losses) gains	(6,350)	361,853
Change in unrealized loss on interest rate swap and swaption agreements, at fair value	(10,899)	(599,834)
Loss on interest rate swap and swaption agreements	$(15,599)	$(250,596)

Net interest spread recognized for the accrual and/or settlement of the net interest expense associated with our interest rate swaps results from receiving either a floating interest rate (LIBOR or the OIS rate) or a fixed interest rate and paying either a fixed interest rate or a floating interest rate (LIBOR or the OIS rate) on positions held to economically hedge/mitigate portfolio interest rate exposure (or duration) risk. We may elect to terminate certain swaps and swaptions to align with our investment portfolio, agreements may mature or options may expire resulting in full settlement of our net interest spread asset/liability and the recognition of realized gains and losses, including early termination penalties. During the second quarter of 2020, we elected to terminate certain swaps and swaptions in order to adjust the total notional and fixed interest rates on these instruments, as a result of adjustments made to our investment portfolio and changes in interest rates. The change in fair value of interest rate swaps and swaptions during the three months ended March 31, 2021 and 2020 was a result of changes to floating interest rates (LIBOR or the OIS rate), the swap curve and corresponding counterparty borrowing rates. Since swaps and swaptions are used for purposes of hedging our interest rate exposure, their unrealized valuation gains and losses (excluding the reversal of unrealized gains and losses to realized gains and losses upon termination, maturation or option expiration) are generally offset by unrealized losses and gains in our Agency RMBS AFS portfolio, which are recorded either directly to stockholders’ equity through other comprehensive loss, net of tax, or to gain (loss) on investment securities, in the case of Agency interest-only mortgage-backed securities.
Loss on Other Derivative Instruments
The following table provides a summary of the total net gains (losses) recognized on other derivative instruments we hold for purposes of both hedging and non-hedging activities, principally TBAs, U.S. Treasury and Eurodollar futures and inverse interest-only securities during the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,
(in thousands)	2021	2020
Interest income, net of accretion, on inverse interest-only securities	$1,875	$1,897
Realized and unrealized net gains (losses) on other derivative instruments (1)	(277,886)	(135,365)
Loss on other derivative instruments	$(276,011)	$(133,468)
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

Expenses
The following table presents the components of expenses, other than restructuring charges, for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,
(in thousands, except share data)	2021	2020
Management fees	$—	$14,550
Servicing expenses	$24,947	$19,905
Operating expenses:
Compensation and benefits:
Non-cash equity compensation expenses	$1,790	$2,115
All other compensation and benefits	6,398	6,162
Total compensation and benefits	$8,188	$8,277
Other operating expenses:
Nonrecurring expenses	$1,971	$—
All other operating expenses	5,516	6,801
Total other operating expenses	$7,487	$6,801
Annualized operating expense ratio	2.1%	1.3%
Annualized operating expense ratio, excluding non-cash equity compensation and other nonrecurring expenses	1.6%	1.1%

Prior to the termination of the Management Agreement on August 14, 2020, a management fee was payable to PRCM Advisers under the agreement. The management fee was calculated based on our stockholders’ equity with certain adjustments outlined in the management agreement.
We incur servicing expenses generally related to the subservicing of MSR. The increase in servicing expenses during the three months ended March 31, 2021, as compared to the same period in 2020, was a result of a higher cost to service loans in forbearance.
Prior to the termination of the Management Agreement, included in compensation and benefits and other operating expenses were direct and allocated costs incurred by PRCM Advisers on our behalf and reimbursed by us. For the three months ended March 31, 2020 these direct and allocated costs totaled approximately $11.7 million. Included in these reimbursed costs was compensation paid to employees of an affiliate of PRCM Advisers serving as our principal financial officer and general counsel of $1.1 million for the three months ended March 31, 2020. Prior to termination of the Management Agreement, the allocation of compensation paid to employees of an affiliate of PRCM Advisers serving as our principal financial officer and general counsel was based on time spent overseeing our activities in accordance with the Management Agreement; we did not reimburse PRCM Advisers for any expenses related to the compensation of our chief executive officer or chief investment officer. Additionally, included in compensation and benefits is non-cash equity compensation expense, which represents amortization of the restricted stock awarded to our independent directors, executive officers and other eligible individuals. Included in non-cash equity compensation expense for the three months ended March 31, 2020 was amortization of restricted stock awarded to our executive officers, including our chief executive officer, chief investment officer, principal financial officer and general counsel of $1.0 million.
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

Restructuring Charges
On April 13, 2020, we announced that we had elected to not renew the Management Agreement with PRCM Advisers on the basis of unfair compensation payable to the manager pursuant to Section 13(a)(ii) of the Management Agreement. As a result, we had expected the Management Agreement to terminate on September 19, 2020, at which time we would have been required to pay a termination fee equal to three times the sum of the average annual base management fee earned by PRCM Advisers during the 24-month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination, pursuant to the terms of the Management Agreement. The termination fee was calculated to be $139.8 million based on results as of June 30, 2020 and recorded during the three months ended June 30, 2020.
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
In connection with the termination of the Management Agreement, we reversed the $139.8 million accrued termination fee during the three months ended September 30, 2020. For the year ended December 31, 2020, we incurred a total of $5.7 million in contract termination costs, which includes all estimated costs incurred for legal and advisory services provided to facilitate the termination of the Management Agreement. In accordance with Accounting Standards Codification (ASC) 420, Exit or Disposal Cost Obligations, all contract termination costs are included within restructuring charges on our condensed consolidated statements of comprehensive loss. During the three months ended March 31, 2020, we incurred $0.7 million of restructuring charges. We did not incur any restructuring charges during the three months ended March 31, 2021.
Income Taxes
During the three months ended March 31, 2021 and 2020, our TRSs recognized a provision for income taxes of $22.7 million and a benefit from income taxes of $13.1 million, respectively. The provision recognized for the three months ended March 31, 2021 was primarily due to gains recognized on MSR, offset by net losses recognized on derivative instruments held in our TRSs. The benefit recognized for the three months ended March 31, 2020 was primarily due to losses recognized on MSR, offset by net gains recognized on derivative instruments held in our TRSs. We currently intend to distribute 100% of our REIT taxable income and comply with all requirements to continue to qualify as a REIT.

Financial Condition
Available-for-Sale Securities, at Fair Value
The majority of our AFS investment securities portfolio is comprised of fixed rate Agency mortgage-backed securities backed by single-family and multi-family mortgage loans. We also hold $9.2 million in tranches of mortgage-backed and asset-backed P&I and interest-only non-Agency securities. All of our P&I Agency RMBS AFS are Fannie Mae or Freddie Mac mortgage pass-through certificates or collateralized mortgage obligations that carry an implied rating of “AAA,” or Ginnie Mae mortgage pass-through certificates, which are backed by the guarantee of the U.S. government. The majority of these securities consist of whole pools in which we own all of the investment interests in the securities.
The table below summarizes certain characteristics of our Agency RMBS AFS at March 31, 2021:

	March 31, 2021
(dollars in thousands, except purchase price)	Principal/ Current Face	Net (Discount) Premium	Amortized Cost	Allowance for Credit Losses	Unrealized Gain	Unrealized Loss	Carrying Value	Weighted Average Coupon Rate	Weighted Average Purchase Price
P&I securities	$10,170,349	$456,305	$10,626,654	$—	$393,005	$(32,355)	$10,987,304	3.70%	$104.90
Interest-only securities	4,381,919	423,461	423,461	(16,699)	78,836	(8,731)	476,867	2.85%	$14.06
Total	$14,552,268	$879,766	$11,050,115	$(16,699)	$471,841	$(41,086)	$11,464,171

Our three-month average constant prepayment rate, or CPR, experienced by Agency RMBS AFS owned by us as of March 31, 2021, on an annualized basis, was 30.9%.
Mortgage Servicing Rights, at Fair Value
One of our wholly owned subsidiaries has approvals from Fannie Mae and Freddie Mac to own and manage MSR, which represent the right to control the servicing of mortgage loans. We do not directly service mortgage loans, and instead contract with appropriately licensed subservicers to handle substantially all servicing functions in the name of the subservicer for the loans underlying our MSR. As of March 31, 2021, our MSR had a fair market value of $2.1 billion.

As of March 31, 2021, our MSR portfolio included MSR on 773,167 loans with an unpaid principal balance of approximately $179.0 billion. The following tables summarize certain characteristics of the loans underlying our MSR by gross weighted average coupon rate types and ranges at March 31, 2021:

	March 31, 2021
(dollars in thousands)	Number of Loans	Unpaid Principal Balance	% Fannie Mae	Gross Weighted Average Coupon Rate	Weighted Average Loan Age (months)	Weighted Average Original FICO	Weighted Average Original LTV	60+ Day Delinquencies	3-Month CPR	Net Servicing Fee (bps)
30-Year Fixed:
≤ 3.25%	132,763	$44,605,364	48.2%	2.8%	5	767	72.7%	0.2%	10.1%	25.4
> 3.25 - 3.75%	140,014	36,575,549	66.7%	3.5%	30	762	73.3%	1.6%	38.6%	26.3
> 3.75 - 4.25%	163,680	36,185,499	64.0%	3.9%	48	756	76.1%	4.0%	49.3%	27.5
> 4.25 - 4.75%	113,561	22,047,024	66.0%	4.4%	48	740	78.0%	6.5%	48.1%	26.5
> 4.75 - 5.25%	56,897	10,054,078	67.0%	4.9%	42	725	79.4%	8.9%	45.4%	27.7
> 5.25%	22,902	3,438,988	70.2%	5.5%	40	706	80.0%	11.2%	41.7%	30.7
	629,817	152,906,502	60.7%	3.7%	31	755	75.0%	3.2%	39.0%	26.5
15-Year Fixed:
≤ 2.25%	7,189	2,470,664	91.0%	2.0%	2	779	59.1%	—%	6.7%	25.0
> 2.25 - 2.75%	27,396	7,193,364	70.0%	2.4%	7	777	59.1%	0.1%	17.6%	25.6
> 2.75 - 3.25%	46,480	8,069,323	71.0%	2.9%	38	770	61.9%	1.0%	29.4%	26.1
> 3.25 - 3.75%	33,521	4,603,853	72.0%	3.4%	49	758	64.8%	2.2%	35.0%	27.5
> 3.75 - 4.25%	16,196	1,891,921	64.3%	3.9%	46	744	65.5%	3.3%	35.3%	29.0
> 4.25%	8,313	832,428	62.7%	4.5%	37	730	66.2%	3.6%	39.1%	31.2
	139,095	25,061,553	72.0%	2.9%	28	767	62.0%	1.1%	28.3%	26.5
Total ARMs	4,255	1,046,189	61.8%	3.2%	49	762	67.6%	4.4%	44.9%	25.3
Total	773,167	$179,014,244	62.2%	3.6%	30	757	72.9%	2.9%	37.7%	26.5

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
During the year ended December 31, 2019, we formed a trust entity, or the MSR Issuer Trust, for the purpose of financing MSR through securitization, pursuant to which, through two of our wholly owned subsidiaries, MSR is pledged to the MSR Issuer Trust and in return, the MSR Issuer Trust issues term notes to qualified institutional buyers and a variable funding note, or VFN, to one of the subsidiaries, in each case secured on a pari passu basis. In connection with the transaction, we also entered into a repurchase facility that is secured by the VFN issued in connection with the MSR securitization transaction, which is collateralized by our MSR.
Additionally, our convertible senior notes due 2022 were issued in January 2017. Our convertible senior notes due 2026 were issued in February 2021, and a portion of the proceeds from the offering were used to partially repurchase our senior notes due 2022. Both convertible senior notes due 2022 and 2026 are unsecured and pay interest semiannually at a rate of 6.25% per annum.
Through February 19, 2021, our wholly owned subsidiary, TH Insurance Holdings Company LLC, or TH Insurance, was a member of the Federal Home Loan Bank of Des Moines, or the FHLB. As a member of the FHLB, TH Insurance had access to a variety of products and services offered by the FHLB, including secured advances. However, we did not have any outstanding secured advances or credit capacity available as of December 31, 2020. TH Insurance’s FHLB membership expired on February 19, 2021.

At March 31, 2021, borrowings under repurchase agreements, revolving credit facilities, term notes payable and convertible senior notes had the following characteristics:

(dollars in thousands)	March 31, 2021
Borrowing Type	Amount Outstanding	Weighted Average Borrowing Rate	Weighted Average Years to Maturity
Repurchase agreements	$11,676,062	0.24%	0.3
Revolving credit facilities	443,458	3.70%	0.9
Term notes payable	395,891	2.91%	3.2
Convertible senior notes (1)	423,337	6.25%	3.4
Total	$12,938,748	0.64%	0.3

(dollars in thousands)	March 31, 2021
Collateral Type	Amount Outstanding	Weighted Average Borrowing Rate	Weighted Average Haircut on Collateral Value
Agency RMBS	$11,626,115	0.24%	4.6%
Non-Agency securities	1,576	1.96%	34.0%
Agency Derivatives	48,371	0.85%	21.4%
Mortgage servicing rights	819,349	3.33%	27.9%
Mortgage servicing advances	20,000	3.22%	13.2%
Other (1)	423,337	6.25%	NA
Total	$12,938,748	0.64%	6.0%
____________________
(1)Includes unsecured convertible senior notes due 2022 and 2026 paying interest semiannually at a rate of 6.25% per annum on the aggregate principal amount of $431.3 million.

As of March 31, 2021, the debt-to-equity ratio funding our AFS securities, MSR, servicing advances and Agency Derivatives, which includes unsecured borrowings under convertible senior notes, was 4.8:1.0. We believe the current degree of leverage within our portfolio helps ensure that we have access to unused borrowing capacity, thus supporting our liquidity and the strength of our balance sheet.
The following table provides a summary of our borrowings under repurchase agreements, revolving credit facilities, term notes payable, convertible senior notes and (previously held) FHLB advances, our net TBA notional amounts and our debt-to-equity ratios for the three months ended March 31, 2021, and the four immediately preceding quarters:

(dollars in thousands)
For the Three Months Ended	Quarterly Average	End of Period Balance	Maximum Balance of Any Month-End	End of Period Total Borrowings to Equity Ratio	End of Period Net Long (Short) TBA Notional	End of Period Economic Debt-to-Equity Ratio (1)
March 31, 2021	$14,016,694	$12,938,748	$14,525,894	4.8:1.0	$4,800,000	6.4:1.0
December 31, 2020	$16,431,516	$16,109,520	$16,842,273	5.2:1.0	$5,197,000	6.8:1.0
September 30, 2020	$17,702,696	$17,332,697	$17,896,976	5.7:1.0	$6,236,000	7.7:1.0
June 30, 2020	$18,121,689	$17,938,992	$18,062,737	6.3:1.0	$3,236,000	7.4:1.0
March 31, 2020	$30,142,279	$18,777,669	$33,225,403	6.5:1.0	$1,761,000	7.0:1.0
____________________
(1)Defined as total borrowings under repurchase agreements, revolving credit facilities, term notes payable, convertible senior notes and (previously held) FHLB advances, plus implied debt on net TBA notional, divided by total equity.

Equity
The tables below provide details of our changes in stockholders’ equity from December 31, 2020 to March 31, 2021 as well as a reconciliation of comprehensive income and GAAP net income to non-GAAP measures:

(dollars in millions, except per share amounts)	Book Value	Common Shares Outstanding	Common Book Value Per Share
Common stockholders' equity at December 31, 2020	$2,087.7	273.7	$7.63
Core Earnings, net of tax benefit of $1.3 million ⁽¹⁾	63.0
Dividends on preferred stock	(17.2)
Core Earnings attributable to common stockholders, net of tax benefit of $1.3 million ⁽¹⁾	45.8
Realized and unrealized gains and losses, net of tax expense of $24 million	177.1
Other comprehensive loss, net of tax	(271.4)
Dividend declaration	(46.6)
Other	1.7	—
Issuance of common stock, net of offering costs	0.1	—
Common stockholders' equity at March 31, 2021	$1,994.4	273.7	$7.29
Total preferred stock liquidation preference	726.3
Total equity at March 31, 2021	$2,720.7

Three Months Ended
(in millions)	March 31, 2021
Comprehensive loss attributable to common stockholders	$(48.5)
Adjustment for other comprehensive income attributable to common stockholders:
Unrealized losses on available-for-sale securities	271.4
Net income attributable to common stockholders	222.9
Adjustments for non-Core Earnings:
Realized gains on investment securities	(69.2)
Unrealized gains on investment securities	(62.5)
Reversal of provision for credit losses on investment securities	(1.1)
Realized and unrealized gains on mortgage servicing rights	(390.7)
Realized loss on termination or expiration of interest rate swaps and swaptions	6.3
Unrealized loss on interest rate swaps and swaptions	10.9
Loss on other derivative instruments	295.0
Other loss	5.8
Change in servicing reserves	0.6
Non-cash equity compensation expense	1.8
Other nonrecurring expenses	2.0
Net provision for income taxes on non-Core Earnings	24.0
Core Earnings attributable to common stockholders (1)	$45.8
____________________
(1)Core Earnings is a non-U.S. GAAP measure that we define as comprehensive loss attributable to common stockholders, excluding “realized and unrealized gains and losses” (impairment losses, provision for (reversal of) credit losses, realized and unrealized gains and losses on the aggregate portfolio, reserve expense for representation and warranty obligations on MSR, non-cash compensation expense related to restricted common stock, other nonrecurring expenses and restructuring charges). As defined, Core Earnings includes net interest income, accrual and settlement of interest on derivatives, dollar roll income on TBAs, servicing income, net of estimated amortization on MSR, management fees and recurring cash related operating expenses. Dollar roll income is the economic equivalent to holding and financing Agency RMBS using short-term repurchase agreements. Core Earnings provides supplemental information to assist investors in analyzing the Company’s results of operations and helps facilitate comparisons to industry peers.

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
As of March 31, 2021, we held $1.2 billion in cash and cash equivalents available to support our operations; $13.6 billion of AFS securities, MSR, and derivative assets held at fair value; and $12.9 billion of outstanding debt in the form of repurchase agreements, borrowings under revolving credit facilities, term notes payable and convertible senior notes. During the three months ended March 31, 2021, the debt-to-equity ratio funding our AFS securities, MSR, servicing advances and Agency Derivatives, which includes unsecured borrowings under convertible senior notes, decreased from 5.2:1.0 to 4.8:1.0. The decrease was driven by decreased financing on Agency RMBS due to sales and prepayments on the related assets.
As of March 31, 2021, we held approximately $7.6 million of unpledged Agency securities and derivatives and $5.9 million of unpledged non-Agency securities. As a result, we had an overall estimated unused borrowing capacity on unpledged securities of approximately $10.1 million. As of March 31, 2021, we held approximately $360.0 million of unpledged MSR and $66.5 million of unpledged servicing advances. Overall, we had unused committed borrowing capacity on MSR asset and servicing advance financing facilities of $391.5 million and $180.0 million, respectively. Generally, unused borrowing capacity may be the result of our election not to utilize certain financing, as well as delays in the timing in which funding is provided, insufficient collateral or the inability to meet lenders’ eligibility requirements for specific types of asset classes. On a daily basis, we monitor and forecast our available, or excess, liquidity. Additionally, we frequently perform shock analyses against various market events to monitor the adequacy of our excess liquidity. If borrowing rates and/or collateral requirements change in the near term, we believe we are subject to less earnings volatility than a more leveraged organization.
During the three months ended March 31, 2021, we did not experience any material issues accessing our funding sources, although the balance sheet capacity of some counterparties has tightened due to compliance with the Basel III regulatory capital reform rules as well as the management of perceived risk in the current market environment due to the COVID-19 pandemic. We expect ongoing sources of financing to be primarily repurchase agreements, revolving credit facilities, term notes payable, convertible notes and similar financing arrangements. We plan to finance our assets with a moderate amount of leverage, the level of which may vary based upon the particular characteristics of our portfolio and market conditions.
As of March 31, 2021, we had master repurchase agreements in place with 45 counterparties (lenders), the majority of which are U.S. domiciled financial institutions, and we continue to evaluate additional counterparties to manage and optimize counterparty risk. Under our repurchase agreements, we are required to pledge additional assets as collateral to our lenders when the estimated fair value of the existing pledged collateral under such agreements declines and such lenders, through a margin call, demand additional collateral. Lenders generally make margin calls because of a perceived decline in the value of our assets collateralizing the repurchase agreements. This may occur following the monthly principal reduction of assets due to scheduled amortization and prepayments on the underlying mortgages, or may be caused by changes in market interest rates, a perceived decline in the market value of the investments and other market factors. To cover a margin call, we may pledge additional assets or cash. At maturity, any cash on deposit as collateral is generally applied against the repurchase agreement balance, thereby reducing the amount borrowed. Should the value of our assets suddenly decrease, significant margin calls on our repurchase agreements could result, causing an adverse change in our liquidity position.

The following table summarizes our repurchase agreements and counterparty geographical concentration at March 31, 2021 and December 31, 2020:

	March 31, 2021			December 31, 2020
(dollars in thousands)	Amount Outstanding	Net Counterparty Exposure(1)	Percent of Funding	Amount Outstanding	Net Counterparty Exposure(1)	Percent of Funding
North America	$7,038,616	$335,784	66.5%	$9,653,053	$413,862	66.2%
Europe (2)	2,633,292	98,282	19.4%	3,413,584	117,463	18.8%
Asia (2)	2,004,154	71,099	14.1%	2,077,261	93,865	15.0%
Total	$11,676,062	$505,165	100.0%	$15,143,898	$625,190	100.0%
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

In addition to our master repurchase agreements to fund our Agency and non-Agency securities, we have one repurchase facility and three revolving credit facilities that provide short- and long-term financing for our MSR portfolio. We also have one revolving credit facility that provides long-term financing for our servicing advances. An overview of the facilities is presented in the table below:

(dollars in thousands)
March 31, 2021
Expiration Date (1)	Amount Outstanding	Unused Committed Capacity (2)	Unused Uncommitted Capacity	Total Capacity	Eligible Collateral
March 12, 2022	$274,830	$75,170	$350,000	$700,000	Mortgage servicing rights
July 16, 2021	$118,628	$21,372	$—	$140,000	Mortgage servicing rights
March 17, 2023	$30,000	$195,000	$75,000	$300,000	Mortgage servicing rights
March 31, 2022	$—	$100,000	$200,000	$300,000	Mortgage servicing rights (3)
September 28, 2022	$20,000	$180,000	$—	$200,000	Mortgage servicing advances
____________________
(1)The facilities are set to mature on the stated expiration date, unless extended pursuant to their terms.
(2)Represents unused capacity amounts to which commitment fees are charged.
(3)This repurchase facility is secured by the VFN issued in connection with the MSR securitization transaction completed on June 27, 2019, which is collateralized by our MSR. The committed capacity is set to mature on September 30, 2021 while the uncommitted capacity is set to mature on March 31, 2022, unless extended pursuant to their terms.

We are subject to a variety of financial covenants under our lending agreements. The following represent the most restrictive financial covenants across our lending agreements as of March 31, 2021:
•Total indebtedness to tangible net worth must be less than 8.0:1.0. As of March 31, 2021, our total indebtedness to tangible net worth, as defined, was 4.8:1.0.
•Cash liquidity must be greater than $200.0 million. As of March 31, 2021, our liquidity, as defined, was $1.2 billion.
•Net worth must be greater than the higher of $1.5 billion or 50% of the highest net worth during the 24 calendar months prior, measured beginning March 31, 2020. As of March 31, 2021, 50% of the highest net worth during the 24 calendar months prior, as defined, was $1.6 billion and our net worth, as defined, was $2.7 billion.
We are also subject to additional financial covenants in connection with various other agreements we enter into in the normal course of our business. We intend to continue to operate in a manner which complies with all of our financial covenants.

The following table summarizes assets at carrying values that were pledged or restricted as collateral for the future payment obligations of repurchase agreements, revolving credit facilities, term notes payable and derivative instruments at March 31, 2021 and December 31, 2020:

(in thousands)	March 31, 2021	December 31, 2020
Available-for-sale securities, at fair value	$11,459,931	$14,633,217
Mortgage servicing rights, at fair value	1,731,713	1,146,710
Restricted cash	643,072	1,126,439
Due from counterparties	5,616	21,312
Derivative assets, at fair value	53,776	61,557
Other assets	25,960	28,540
Total	$13,920,068	$17,017,775

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
The following table provides the maturities of our repurchase agreements, revolving credit facilities, term notes payable and convertible senior notes as of March 31, 2021 and December 31, 2020:

(in thousands)	March 31, 2021	December 31, 2020
Within 30 days	$2,588,825	$5,370,506
30 to 59 days	1,935,461	4,292,861
60 to 89 days	1,498,857	2,062,234
90 to 119 days	1,420,099	1,610,198
120 to 364 days	4,769,534	1,868,099
One to three years	50,000	510,013
Three to five years	675,972	395,609
Total	$12,938,748	$16,109,520

For the three months ended March 31, 2021, our restricted and unrestricted cash balance decreased approximately $674.5 million to $2.0 billion at March 31, 2021. The cash movements can be summarized by the following:
•Cash flows from operating activities. For the three months ended March 31, 2021, operating activities decreased our cash balances by approximately $63.4 million, primarily driven by our financial results for the quarter.
•Cash flows from investing activities. For the three months ended March 31, 2021, investing activities increased our cash balances by approximately $2.9 billion, primarily driven by net sales of and principal payments on AFS securities, offset by purchases of MSR.
•Cash flows from financing activities. For the three months ended March 31, 2021, financing activities decreased our cash balance by approximately $3.5 billion, primarily driven by net repayment of repurchase agreements due to the decreased financing on Agency RMBS as a result of sales and prepayments on the related assets and payments for the redemption of all outstanding shares of our Series D and Series E Cumulative Redeemable Preferred Stock, offset by net proceeds from revolving credit facilities and convertible notes.

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
We may enter into a variety of derivative and non-derivative instruments to economically hedge interest rate risk or “duration mismatch (or gap)” by adjusting the duration of our floating-rate borrowings into fixed-rate borrowings to more closely match the duration of our assets. This particularly applies to borrowing agreements with maturities or interest rate resets of less than six months. Typically, the interest receivable terms (i.e., LIBOR or the OIS rate) of certain derivatives match the terms of the underlying debt, resulting in an effective conversion of the rate of the related borrowing agreement from floating to fixed. The objective is to manage the cash flows associated with current and anticipated interest payments on borrowings, as well as the ability to roll or refinance borrowings at the desired amount by adjusting the duration. To help manage the adverse impact of interest rate changes on the value of our portfolio as well as our cash flows, we may, at times, enter into various forward contracts, including short securities, Agency to-be-announced securities, or TBAs, options, futures, swaps, caps, credit default swaps and total return swaps. In executing on the Company’s current interest rate risk management strategy, the Company has entered into TBAs, interest rate swap and swaption agreements and U.S. Treasury and Eurodollar futures. In addition, because MSR are negative duration assets, they provide a hedge to interest rate exposure on our Agency RMBS portfolio. In hedging interest rate risk, we seek to reduce the risk of losses on the value of our investments that may result from changes in interest rates in the broader markets, improve risk-adjusted returns and, where possible, obtain a favorable spread between the yield on our assets and the cost of our financing.

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
Interest Rate Effect on Net Interest Income
Our operating results depend in large part on differences between the income earned on our assets and our cost of borrowing and hedging activities. The costs associated with our borrowings are generally based on prevailing market interest rates. During a period of rising interest rates, our borrowing costs generally will increase while the coupon interest earned on our existing portfolio of leveraged fixed-rate Agency RMBS will remain static. Both of these factors could result in a decline in our net interest spread and net interest margin. The inverse result may occur during a period of falling interest rates. The severity of any such decline or increase in our net interest spread and net interest margin would depend on our asset/liability composition at the time, as well as the magnitude and duration of the interest rate increase or decrease.
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
Interest Rate Mismatch Risk
The following analyses of risks are based on our experience, estimates, models and assumptions. The analysis is based on models which utilize estimates of fair value and interest rate sensitivity. Actual economic conditions or implementation of decisions may produce results that differ significantly from the estimates and assumptions used in our models.
We perform interest rate sensitivity analyses on various measures of our financial results and condition by examining how our assets, financing, and hedges will perform in various interest rate “shock” scenarios. Two of these measures are presented below in more detail. The first measure is change in annualized net interest income over the next 12 months, including interest spread from our interest rate swaps and float income from custodial accounts associated with our MSR. The second measure is change in value of financial position, including the value of our derivative assets and liabilities. All changes in value are measured as the change from the March 31, 2021 financial position. All projected changes in annualized net interest income are measured as the change from the projected annualized net interest income based off current performance returns.
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

The following interest rate sensitivity table displays the potential impact of instantaneous, parallel changes in interest rates of +/- 25 and +/- 50 bps on annualized net interest income and portfolio value, based on our interest sensitive financial instruments at March 31, 2021. The preceding discussion shows that the results for the 25 bps move scenarios are the best representation of our interest rate exposure, followed by those for the 50 bps move scenarios. This hierarchy reflects our localized approach to managing interest rate risk: monitoring rates and rebalancing our hedges on a day to day basis, where rate moves only rarely exceed 25 bps in either direction.

	Changes in Interest Rates
(dollars in thousands)	-50 bps	-25 bps	+25 bps	+50 bps
Change in annualized net interest income (1):	$(7,240)	$(3,426)	$2,828	$5,675
% change in net interest income (1)	(3.6)%	(1.7)%	1.4%	2.8%
Change in value of financial position:
Available-for-sale securities	$137,470	$76,162	$(92,104)	$(200,294)
As a % of common equity	6.9%	3.8%	(4.6)%	(10.0)%
Mortgage servicing rights (2)	$(226,531)	$(111,761)	$106,336	$204,738
As a % of common equity (2)	(11.4)%	(5.6)%	5.3%	10.3%
Derivatives, net	$43,479	$27,090	$(38,236)	$(87,240)
As a % of common equity	2.2%	1.4%	(1.9)%	(4.4)%
Reverse repurchase agreements	$16	$8	$(8)	$(16)
As a % of common equity	—%	—%	—%	—%
Repurchase agreements	$(16,497)	$(8,248)	$8,248	$16,497
As a % of common equity	(0.8)%	(0.4)%	0.4%	0.8%
Revolving credit facilities	$(175)	$(88)	$88	$175
As a % of common equity	—%	—%	—%	—%
Term notes payable	$(2,332)	$(859)	$407	$583
As a % of common equity	(0.1)%	—%	—%	—%
Convertible senior notes	$(3,009)	$(1,495)	$1,495	$2,953
As a % of common equity	(0.2)%	(0.1)%	0.1%	0.1%
Total Net Assets	$(67,579)	$(19,191)	$(13,774)	$(62,604)
As a % of total assets	(0.4)%	(0.1)%	(0.1)%	(0.4)%
As a % of common equity	(3.4)%	(1.0)%	(0.7)%	(3.1)%
____________________
(1)Amounts include the effect of interest spread from our interest rate swaps and float income from custodial accounts associated with our MSR, but do not reflect any potential changes to dollar roll income associated with our TBA positions, which are accounted for as derivative instruments in accordance with U.S. GAAP.
(2)Includes the effect of unsettled MSR.

Certain assumptions have been made in connection with the calculation of the information set forth in the foregoing interest rate sensitivity table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at March 31, 2021. As discussed, the analysis utilizes assumptions and estimates based on our experience and judgment. Furthermore, future purchases and sales of assets could materially change our interest rate risk profile.
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
Our MSR are reflected at their estimated fair value. The estimated fair value fluctuates primarily due to changes in interest rates and other factors. Generally, in a rising interest rate environment, we would expect prepayments to decrease and the fair value of our MSR to increase. Conversely, in a decreasing interest rate environment, we would expect prepayments to increase and the fair value of our MSR to decrease.
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

Item 4. Controls and Procedures
A review and evaluation was performed by our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that review and evaluation, the CEO and CFO have concluded that our current disclosure controls and procedures, as designed and implemented, were effective as of March 31, 2021. Although our CEO and CFO have determined our disclosure controls and procedures were effective at the end of the period covered by this Quarterly Report on Form 10-Q, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the reports we submit under the Exchange Act.

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
As of March 31, 2021, the Company’s condensed consolidated statements of comprehensive loss do not recognize a contingency liability or disclose a range of reasonably possible loss under ASC 450 because management does not believe that a loss or expense related to the Federal Complaint or the SEC investigation is probable or reasonably estimable. If and when management believes losses associated with the Federal Complaint or the SEC investigation are a probable future event that may result in a loss or expense to the Company and the loss or expense is reasonably estimable, the Company will recognize a contingency liability and resulting loss in such period.

Item 1A. Risk Factors
There have been no material changes to the risk factors set forth under the heading “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020, or the Form 10-K. The materialization of any risks and uncertainties identified in our Forward-Looking Statements contained in this Quarterly Report on Form 10-Q, together with those previously disclosed in the Form 10-K or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations, and cash flows. See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements” in this Quarterly Report on Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)None.
(b)None.

(c)The Company’s share repurchase program allows for the repurchase of up to an aggregate of 37,500,000 shares of the Company’s common stock. Shares may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act or by any combination of such methods. The manner, price, number and timing of share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The share repurchase program does not require the purchase of any minimum number of shares, and, subject to SEC rules, purchases may be commenced or suspended at any time without prior notice. The share repurchase program does not have an expiration date. As of March 31, 2021, we had repurchased 12,174,300 shares under the program for a total cost of $201.5 million. We did not repurchase shares during the three months ended March 31, 2021.

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

3.11
Articles Supplementary to the Articles of Amendment to the Articles of Amendment and Restatement of Two Harbors Investment Corp. reclassifying and redesignating (i) all 3,000,000 authorized but unissued shares of 7.75% Series D Cumulative Redeemable Preferred Stock, $0.01 par value per share, as shares of undesignated preferred stock, and (ii) all 8,000,000 authorized but unissued shares of 7.50% Series E Cumulative Redeemable Preferred Stock, $0.01 par value per share, as shares of undesignated preferred stock (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on March 19, 2021).

3.12	Amended and Restated Bylaws of Two Harbors Investment Corp. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 23, 2020).
10.1*	Two Harbors Investment Corp. Severance Benefits Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on March 30, 2021).
31.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
31.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)
32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

101	Financial statements from the Quarterly Report on Form 10-Q of Two Harbors Investment Corp. for the three months ended March 31, 2021, filed with the SEC on May 6, 2021, formatted in Inline XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Loss, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements. (filed herewith)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101). (filed herewith)

_________________________
* Management or compensatory agreement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TWO HARBORS INVESTMENT CORP.
Dated:	May 6, 2021	By:	/s/ William Greenberg
William Greenberg Chief Executive Officer and President (Principal Executive Officer)
Dated:	May 6, 2021	By:	/s/ Mary Riskey
Mary Riskey Chief Financial Officer (Principal Financial and Accounting Officer)