Form 10-Q
period 2021-06-30
TWO HARBORS INVESTMENT CORP.
filed 2021-08-05
CIK 1465740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of August 3, 2021, there were 313,883,161 shares of outstanding common stock, par value $0.01 per share, issued and outstanding.

TWO HARBORS INVESTMENT CORP.

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2021	December 31, 2020
ASSETS	(unaudited)
Available-for-sale securities, at fair value (amortized cost $7,547,709 and $14,043,175, respectively; allowance for credit losses $17,765 and $22,528, respectively)	$7,840,046	$14,650,922
Mortgage servicing rights, at fair value	2,020,106	1,596,153
Cash and cash equivalents	1,281,230	1,384,764
Restricted cash	866,547	1,261,667
Accrued interest receivable	31,571	47,174
Due from counterparties	85,177	146,433
Derivative assets, at fair value	60,376	95,937
Reverse repurchase agreements	70,000	91,525
Other assets	247,059	241,346
Total Assets (1)	$12,502,112	$19,515,921
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Repurchase agreements	$8,350,622	$15,143,898
Revolving credit facilities	533,519	283,830
Term notes payable	396,183	395,609
Convertible senior notes	423,742	286,183
Derivative liabilities, at fair value	14,208	11,058
Due to counterparties	119,472	135,838
Dividends payable	60,507	65,480
Accrued interest payable	17,956	21,666
Commitments and contingencies (see Note 15)	—	—
Other liabilities	101,848	83,433
Total Liabilities (1)	10,018,057	16,426,995
Stockholders’ Equity:
Preferred stock, par value $0.01 per share; 100,000,000 shares authorized and 29,050,000 and 40,050,000 shares issued and outstanding, respectively ($726,250 and $1,001,250 liquidation preference, respectively)	702,550	977,501
Common stock, par value $0.01 per share; 700,000,000 shares authorized and 273,718,311 and 273,703,882 shares issued and outstanding, respectively	2,737	2,737
Additional paid-in capital	5,170,387	5,163,794
Accumulated other comprehensive income	307,249	641,601
Cumulative earnings	1,147,953	1,025,756
Cumulative distributions to stockholders	(4,846,821)	(4,722,463)
Total Stockholders’ Equity	2,484,055	3,088,926
Total Liabilities and Stockholders’ Equity	$12,502,112	$19,515,921
____________________
(1)The condensed consolidated balance sheets include assets and liabilities of consolidated variable interest entities, or VIEs. At June 30, 2021 and December 31, 2020, assets of the VIEs totaled $448,077 and $496,810, and liabilities of the VIEs totaled $441,435 and $477,270, respectively. See Note 3 - Variable Interest Entities for additional information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (unaudited)
(in thousands, except share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Interest income:
Available-for-sale securities	$43,092	$105,730	$98,744	$354,414
Other	351	1,597	808	8,420
Total interest income	43,443	107,327	99,552	362,834
Interest expense:
Repurchase agreements	6,981	50,811	15,451	203,416
Revolving credit facilities	7,075	2,826	11,770	6,357
Term notes payable	3,225	3,553	6,436	8,357
Convertible senior notes	7,126	4,769	13,476	9,545
Federal Home Loan Bank advances	—	155	—	1,747
Total interest expense	24,407	62,114	47,133	229,422
Net interest income	19,036	45,213	52,419	133,412
Other (loss) income:
(Loss) gain on investment securities	(41,519)	53,492	91,349	(1,028,115)
Servicing income	112,816	112,891	219,935	243,688
(Loss) gain on servicing asset	(268,051)	(238,791)	59,387	(825,456)
Gain (loss) on interest rate swap and swaption agreements	24,648	(46,922)	9,049	(297,518)
Gain (loss) on other derivative instruments	51,312	76,606	(224,699)	(56,862)
Other income (loss)	41	66	(5,701)	864
Total other (loss) income	(120,753)	(42,658)	149,320	(1,963,399)
Expenses:
Management fees	—	11,429	—	25,979
Servicing expenses	18,680	23,947	43,627	43,852
Compensation and benefits	11,259	8,127	19,447	16,404
Other operating expenses	7,218	5,711	14,705	12,512
Restructuring charges	—	145,069	—	145,788
Total expenses	37,157	194,283	77,779	244,535
(Loss) income before income taxes	(138,874)	(191,728)	123,960	(2,074,522)
(Benefit from) provision for income taxes	(20,914)	(18,164)	1,763	(31,302)
Net (loss) income	(117,960)	(173,564)	122,197	(2,043,220)
Dividends on preferred stock	13,747	18,951	30,963	37,901
Net (loss) income attributable to common stockholders	$(131,707)	$(192,515)	$91,234	$(2,081,121)
Basic (loss) earnings per weighted average common share	$(0.48)	$(0.70)	$0.33	$(7.61)
Diluted (loss) earnings per weighted average common share	$(0.48)	$(0.70)	$0.32	$(7.61)
Dividends declared per common share	$0.17	$0.19	$0.34	$0.19
Weighted average number of shares of common stock:
Basic	273,718,561	273,604,079	273,714,684	273,498,347
Diluted	273,718,561	273,604,079	305,999,203	273,498,347

The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (unaudited), continued
(in thousands, except share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Comprehensive (loss) income:
Net (loss) income	$(117,960)	$(173,564)	$122,197	$(2,043,220)
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on available-for-sale securities	(62,899)	192,794	(334,352)	(5,276)
Other comprehensive (loss) income	(62,899)	192,794	(334,352)	(5,276)
Comprehensive (loss) income	(180,859)	19,230	(212,155)	(2,048,496)
Dividends on preferred stock	13,747	18,951	30,963	37,901
Comprehensive (loss) income attributable to common stockholders	$(194,606)	$279	$(243,118)	$(2,086,397)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)
(in thousands)

	Preferred Stock	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Earnings	Cumulative Distributions to Stockholders	Total Stockholders’ Equity
Balance, December 31, 2019	$977,501	$2,729	$5,154,764	$689,400	$2,655,891	$(4,509,819)	$4,970,466
Net loss	—	—	—	—	(1,869,656)	—	(1,869,656)
Other comprehensive income before reclassifications, net of tax	—	—	—	234,926	—	—	234,926
Amounts reclassified from accumulated other comprehensive income, net of tax	—	—	—	(432,996)	—	—	(432,996)
Other comprehensive loss, net of tax	—	—	—	(198,070)	—	—	(198,070)
Issuance of common stock, net of offering costs	—	—	142	—	—	—	142
Repurchase of common stock	—	(1)	(1,063)	—	—	—	(1,064)
Preferred dividends declared	—	—	—	—	—	—	—
Common dividends declared	—	—	—	—	—	—	—
Non-cash equity award compensation	—	7	2,308	—	—	—	2,315
Balance, March 31, 2020	977,501	2,735	5,156,151	491,330	786,235	(4,509,819)	2,904,133
Net loss	—	—	—	—	(173,564)	—	(173,564)
Other comprehensive income before reclassifications, net of tax	—	—	—	231,099	—	—	231,099
Amounts reclassified from accumulated other comprehensive income, net of tax	—	—	—	(38,305)	—	—	(38,305)
Other comprehensive income, net of tax	—	—	—	192,794	—	—	192,794
Issuance of common stock, net of offering costs	—	—	95	—	—	—	95
Preferred dividends declared	—	—	—	—	—	(37,901)	(37,901)
Common dividends declared	—	—	—	—	—	(51,936)	(51,936)
Non-cash equity award compensation	—	2	2,313	—	—	—	2,315
Balance, June 30, 2020	$977,501	$2,737	$5,158,559	$684,124	$612,671	$(4,599,656)	$2,835,936

Balance, December 31, 2020	$977,501	$2,737	$5,163,794	$641,601	$1,025,756	$(4,722,463)	$3,088,926
Net income	—	—	—	—	240,157	—	240,157
Other comprehensive loss before reclassifications, net of tax	—	—	—	(202,888)	—	—	(202,888)
Amounts reclassified from accumulated other comprehensive income, net of tax	—	—	—	(68,565)	—	—	(68,565)
Other comprehensive loss, net of tax	—	—	—	(271,453)	—	—	(271,453)
Redemption of preferred stock	(274,951)	—	—	—	—	—	(274,951)
Issuance of common stock, net of offering costs	—	—	99	—	—	—	99
Preferred dividends declared	—	—	—	—	—	(17,216)	(17,216)
Common dividends declared	—	—	—	—	—	(46,636)	(46,636)
Non-cash equity award compensation	—	—	1,790	—	—	—	1,790
Balance, March 31, 2021	702,550	2,737	5,165,683	370,148	1,265,913	(4,786,315)	2,720,716
Net loss	—	—	—	—	(117,960)	—	(117,960)
Other comprehensive loss before reclassifications, net of tax	—	—	—	(57,799)	—	—	(57,799)
Amounts reclassified from accumulated other comprehensive income, net of tax	—	—	—	(5,100)	—	—	(5,100)
Other comprehensive loss, net of tax	—	—	—	(62,899)	—	—	(62,899)
Issuance of common stock, net of offering costs	—	—	93	—	—	—	93
Preferred dividends declared	—	—	—	—	—	(13,747)	(13,747)
Common dividends declared	—	—	—	—	—	(46,759)	(46,759)
Non-cash equity award compensation	—	—	4,611	—	—	—	4,611
Balance, June 30, 2021	$702,550	$2,737	$5,170,387	$307,249	$1,147,953	$(4,846,821)	$2,484,055
The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2021	2020
Cash Flows From Operating Activities:
Net income (loss)	$122,197	$(2,043,220)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of premiums and discounts on investment securities, net	134,581	102,562
Amortization of deferred debt issuance costs on term notes payable and convertible senior notes	1,321	1,107
Provision for credit losses on investment securities	6,257	46,831
Realized and unrealized (gains) losses on investment securities	(97,606)	981,284
(Gain) loss on servicing asset	(59,387)	825,456
Realized and unrealized (gain) loss on interest rate swaps and swaptions	(5,001)	228,571
Unrealized loss (gain) on other derivative instruments	27,063	(43,542)
Equity based compensation	6,401	4,630
Net change in assets and liabilities:
Decrease in accrued interest receivable	15,603	39,154
Decrease (increase) in deferred income taxes, net	3,534	(50,265)
Decrease in accrued interest payable	(3,710)	(112,916)
Change in other operating assets and liabilities, net	(832)	172,721
Net cash provided by operating activities	150,421	152,373
Cash Flows From Investing Activities:
Purchases of available-for-sale securities	(152,743)	(6,433,561)
Proceeds from sales of available-for-sale securities	4,600,545	16,969,870
Principal payments on available-for-sale securities	1,985,490	2,059,816
Purchases of trading securities	—	(1,052,500)
Proceeds from sales of trading securities	—	1,053,477
Purchases of mortgage servicing rights, net of purchase price adjustments	(364,566)	(193,393)
(Payments for) proceeds from sales of mortgage servicing rights, net	—	(1,814)
(Purchases) short sales of derivative instruments, net	(1,232)	(19,042)
Proceeds from sales and settlement (payments for termination and settlement) of derivative instruments, net	17,881	(93,905)
Payments for reverse repurchase agreements	(480,344)	(1,802,388)
Proceeds from reverse repurchase agreements	501,869	1,945,972
Increase in due to counterparties, net	44,890	406,598
Change in other investing assets and liabilities, net	10,000	2,508
Net cash provided by investing activities	$6,161,790	$12,841,638

The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited), continued
(in thousands)

	Six Months Ended
	June 30,
	2021	2020
Cash Flows From Financing Activities:
Proceeds from repurchase agreements	$19,730,790	$58,261,313
Principal payments on repurchase agreements	(26,524,066)	(70,417,528)
Proceeds from revolving credit facilities	261,500	83,000
Principal payments on revolving credit facilities	(11,811)	(115,819)
Proceeds from convertible senior notes	279,930	—
Repurchase of convertible senior notes	(143,118)	—
Proceeds from Federal Home Loan Bank advances	—	585,000
Principal payments on Federal Home Loan Bank advances	—	(795,000)
Redemption of preferred stock	(274,951)	—
Proceeds from issuance of common stock, net of offering costs	192	237
Repurchase of common stock	—	(1,064)
Dividends paid on preferred stock	(36,165)	(37,901)
Dividends paid on common stock	(93,166)	(122,792)
Net cash used in financing activities	(6,810,865)	(12,560,554)
Net (decrease) increase in cash, cash equivalents and restricted cash	(498,654)	433,457
Cash, cash equivalents and restricted cash at beginning of period	2,646,431	1,616,826
Cash, cash equivalents and restricted cash at end of period	$2,147,777	$2,050,283
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$46,068	$339,717
Cash paid for taxes, net	$47	$661
Noncash Activities:
Dividends declared but not paid at end of period	$60,507	$57,269

The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
Note 1. Organization and Operations
Two Harbors Investment Corp. is a Maryland corporation that, through its wholly owned subsidiaries (collectively, the Company), invests in and manages Agency residential mortgage-backed securities, or Agency RMBS, mortgage servicing rights, or MSR, and other financial assets. The investment portfolio is managed as a whole and resources are allocated and financial performance is assessed on a consolidated basis. The Company’s common stock is listed on the NYSE under the symbol “TWO”.
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
The condensed consolidated financial statements of the Company include the accounts of all subsidiaries; inter-company accounts and transactions have been eliminated. All trust entities in which the Company holds investments that are considered variable interest entities, or VIEs, for financial reporting purposes were reviewed for consolidation under the applicable consolidation guidance. Whenever the Company has both the power to direct the activities of a trust that most significantly impact the entities’ performance, and the obligation to absorb losses or the right to receive benefits of the entities that could be significant, the Company consolidates the trust. Certain prior period amounts have been reclassified to conform to the current period presentation. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial condition of the Company at June 30, 2021 and results of operations for all periods presented have been made. The results of operations for the three and six months ended June 30, 2021 should not be construed as indicative of the results to be expected for future periods or the full year.

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
Significant Accounting Policies
Included in Note 2 to the Consolidated Financial Statements of the Company’s 2020 Annual Report on Form 10-K is a summary of the Company’s significant accounting policies. Provided below is a summary of additional accounting policies that are significant to the Company’s consolidated financial condition and results of operations for the six months ended June 30, 2021.
Equity Incentive Plans
The Company’s Second Restated 2009 Equity Incentive Plan, or the 2009 Plan, and the Company’s 2021 Equity Incentive Plan, or the 2021 Plan, or collectively, the Equity Incentive Plans, provide incentive compensation to attract and retain qualified directors, officers, personnel and other parties who may provide significant services to the Company. The Equity Incentive Plans are administered by the compensation committee of the Company’s board of directors. The Equity Incentive Plans permit the grants of restricted common stock, restricted stock units, or RSUs, performance-based awards (including performance share units, or PSUs), phantom shares, dividend equivalent rights and other equity-based awards. See Note 17 - Equity Incentive Plans for further details regarding the Equity Incentive Plans.
Equity-based compensation costs are initially measured at the estimated fair value of the awards on the grant date. Valuation methods used and subsequent expense recognition is dependent upon each award’s service and performance conditions. The Company has elected not to estimate forfeitures when valuing equity-based awards and adjusts compensation costs as actual forfeitures occur. Compensation costs for equity-based awards subject only to service conditions are measured at the closing stock price on the grant date and are recognized as expense on a straight-line basis over the requisite service periods for the awards, adjusted for any forfeitures. Compensation costs for equity-based awards subject to market-based performance metrics are measured at the grant date using Monte Carlo simulations which incorporate assumptions for stock return volatility, dividend yield and risk-free interest rates. These initial valuation amounts are recognized as expense over the requisite performance periods, subject to adjustments only for actual forfeitures. Amortization of equity-based awards (non-cash equity compensation expense) is included within compensation and benefits on the condensed consolidated statements of comprehensive (loss) income.
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
The following table presents a summary of the assets and liabilities of all consolidated trusts as reported on the condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020:

(in thousands)	June 30, 2021	December 31, 2020
Note receivable (1)	$396,183	$395,609
Restricted cash	22,559	72,530
Accrued interest receivable (1)	193	131
Other assets	29,142	28,540
Total Assets	$448,077	$496,810
Term notes payable	$396,183	$395,609
Revolving credit facilities	22,500	9,000
Accrued interest payable	254	156
Other liabilities	22,498	72,505
Total Liabilities	$441,435	$477,270
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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
The following table presents the Company’s AFS investment securities by collateral type as of June 30, 2021 and December 31, 2020:

(in thousands)	June 30, 2021	December 31, 2020
Agency:
Federal National Mortgage Association	$6,190,275	$11,486,658
Federal Home Loan Mortgage Corporation	1,390,345	2,837,103
Government National Mortgage Association	253,867	314,130
Non-Agency	5,559	13,031
Total available-for-sale securities	$7,840,046	$14,650,922

At June 30, 2021 and December 31, 2020, the Company pledged AFS securities with a carrying value of $7.8 billion and $14.6 billion, respectively, as collateral for repurchase agreements. See Note 11 - Repurchase Agreements.
At June 30, 2021 and December 31, 2020, the Company did not have any securities purchased from and financed with the same counterparty that did not meet the conditions of ASC 860, Transfers and Servicing, to be considered linked transactions and, therefore, classified as derivatives.
The Company is not required to consolidate variable interest entities, or VIEs, for which it has concluded it does not have both the power to direct the activities of the VIEs that most significantly impact the entities’ performance, and the obligation to absorb losses or the right to receive benefits of the entities that could be significant. The Company’s investments in these unconsolidated VIEs include all non-Agency securities, which are classified within available-for-sale securities, at fair value on the condensed consolidated balance sheets. As of June 30, 2021 and December 31, 2020, the carrying value, which also represents the maximum exposure to loss, of all non-Agency securities in unconsolidated VIEs was $5.6 million and $13.0 million, respectively.
The following tables present the amortized cost and carrying value of AFS securities by collateral type as of June 30, 2021 and December 31, 2020:

	June 30, 2021
(in thousands)	Principal/ Current Face	Un-amortized Premium	Accretable Purchase Discount	Amortized Cost	Allowance for Credit Losses	Unrealized Gain	Unrealized Loss	Carrying Value
Agency:
Principal and interest	$6,812,303	$305,809	$(13)	$7,118,099	$—	$291,473	$(341)	$7,409,231
Interest-only	4,274,783	419,475	—	419,475	(15,154)	30,561	(9,626)	425,256
Total Agency	11,087,086	725,284	(13)	7,537,574	(15,154)	322,034	(9,967)	7,834,487
Non-Agency	1,236,217	8,794	(32)	10,135	(2,611)	51	(2,016)	5,559
Total	$12,323,303	$734,078	$(45)	$7,547,709	$(17,765)	$322,085	$(11,983)	$7,840,046

	December 31, 2020
(in thousands)	Principal/ Current Face	Un-amortized Premium	Accretable Purchase Discount	Amortized Cost	Allowance for Credit Losses	Unrealized Gain	Unrealized Loss	Carrying Value
Agency:
Principal and interest	$13,103,355	$605,253	$(14)	$13,708,594	$—	$629,079	$(420)	$14,337,253
Interest-only	3,649,556	315,876	—	315,876	(17,889)	15,680	(13,029)	300,638
Total Agency	16,752,911	921,129	(14)	14,024,470	$(17,889)	644,759	(13,449)	14,637,891
Non-Agency	2,095,365	16,408	(36)	18,705	(4,639)	109	(1,144)	13,031
Total	$18,848,276	$937,537	$(50)	$14,043,175	(22,528)	$644,868	$(14,593)	$14,650,922

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
The following table presents the Company’s AFS securities according to their estimated weighted average life classifications as of June 30, 2021:

	June 30, 2021
(in thousands)	Agency	Non-Agency	Total
< 1 year	$4,839	$—	$4,839
≥ 1 and < 3 years	117,835	5,559	123,394
≥ 3 and < 5 years	4,710,108	—	4,710,108
≥ 5 and < 10 years	3,000,643	—	3,000,643
≥ 10 years	1,062	—	1,062
Total	$7,834,487	$5,559	$7,840,046

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
The following tables present the changes for the three and six months ended June 30, 2021 and 2020 in the allowance for credit losses on Agency and non-Agency AFS securities:

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
(in thousands)	Agency	Non-Agency	Total	Agency	Non-Agency	Total
Allowance for credit losses at beginning of period	$(16,699)	$(1,471)	$(18,170)	$(17,889)	$(4,639)	$(22,528)
Additions on securities for which credit losses were not previously recorded	(11)	(3,850)	(3,861)	(31)	(3,850)	(3,881)
Decrease (increase) on securities with previously recorded credit losses	(297)	(3,234)	(3,531)	(2,137)	(239)	(2,376)
Write-offs	1,853	5,944	7,797	4,903	6,117	11,020
Allowance for credit losses at end of period	$(15,154)	$(2,611)	$(17,765)	$(15,154)	$(2,611)	$(17,765)

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
(in thousands)	Agency	Non-Agency	Total	Agency	Non-Agency	Total
Allowance for credit losses at beginning of period	$(32,786)	$(8,604)	$(41,390)	$—	$(244,876)	$(244,876)
Additions on securities for which credit losses were not previously recorded	(10)	(295)	(305)	(32,796)	(11,404)	(44,200)
Reductions for securities sold	—	—	—	—	246,792	246,792
Decrease (increase) on securities with previously recorded credit losses	2,162	(3,050)	(888)	2,162	(4,793)	(2,631)
Write-offs	—	—	—	—	4,867	4,867
Recoveries of amounts previously written off	—	—	—	—	(2,535)	(2,535)
Allowance for credit losses at end of period	$(30,634)	$(11,949)	$(42,583)	$(30,634)	$(11,949)	$(42,583)

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
The following tables present the components comprising the carrying value of AFS securities for which an allowance for credit losses has not been recorded by length of time that the securities had an unrealized loss position as of June 30, 2021 and December 31, 2020 (subsequent to the adoption of Topic 326). At June 30, 2021 and December 31, 2020, the Company held 792 and 823 AFS securities, respectively; of the securities for which an allowance for credit losses has not been recorded, 21 and 13 were in an unrealized loss position for less than twelve consecutive months and 0 and 13 were in an unrealized loss position for more than twelve consecutive months, respectively.

	June 30, 2021
	Unrealized Loss Position for
	Less than 12 Months		12 Months or More		Total
(in thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Agency	$78,403	$(4,655)	$—	$—	$78,403	$(4,655)
Non-Agency	—	—	—	—	—	—
Total	$78,403	$(4,655)	$—	$—	$78,403	$(4,655)

	December 31, 2020
	Unrealized Loss Position for
	Less than 12 Months		12 Months or More		Total
(in thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Agency	$367,660	$(1,705)	$24,006	$(4,454)	$391,666	$(6,159)
Non-Agency	—	—	—	—	—	—
Total	$367,660	$(1,705)	$24,006	$(4,454)	$391,666	$(6,159)

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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
Gross Realized Gains and Losses
Gains and losses from the sale of AFS securities are recorded as realized gains (losses) within (loss) gain on investment securities in the Company’s condensed consolidated statements of comprehensive (loss) income. The following table presents details around sales of AFS securities during the three and six months ended June 30, 2021 and 2020:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2021	2020	2021	2020
Proceeds from sales of available-for-sale securities	$2,549,602	$1,383,118	$4,600,545	$16,969,870
Amortized cost of available-for-sale securities sold	(2,532,087)	(1,326,218)	(4,516,832)	(17,947,686)
Total realized gains (losses) on sales, net	$17,515	$56,900	$83,713	$(977,816)

Gross realized gains	$46,768	$57,414	$112,985	$280,885
Gross realized losses	(29,253)	(514)	(29,272)	(1,258,701)
Total realized gains (losses) on sales, net	$17,515	$56,900	$83,713	$(977,816)

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
The following table summarizes activity related to MSR for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2021	2020	2021	2020
Balance at beginning of period	$2,091,761	$1,505,163	$1,596,153	$1,909,444
Purchases of mortgage servicing rights	198,526	21,551	373,749	205,334
Sales of mortgage servicing rights	—	381	—	1,814
Changes in fair value due to:
Changes in valuation inputs or assumptions used in the valuation model (1)	(72,910)	(111,013)	428,783	(611,776)
Other changes in fair value (2)	(195,141)	(127,778)	(369,396)	(213,680)
Other changes (3)	(2,130)	(9,109)	(9,183)	(11,941)
Balance at end of period (4)	$2,020,106	$1,279,195	$2,020,106	$1,279,195
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

At June 30, 2021 and December 31, 2020, the Company pledged MSR with a carrying value of $1.8 billion and $1.1 billion, respectively, as collateral for repurchase agreements, revolving credit facilities and term notes payable. See Note 11 - Repurchase Agreements, Note 12 - Revolving Credit Facilities and Note 13 - Term Notes Payable.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
As of June 30, 2021 and December 31, 2020, the key economic assumptions and sensitivity of the fair value of MSR to immediate 10% and 20% adverse changes in these assumptions were as follows:

(dollars in thousands, except per loan data)	June 30, 2021	December 31, 2020
Weighted average prepayment speed:	13.4%	19.4%
Impact on fair value of 10% adverse change	$(112,850)	$(121,973)
Impact on fair value of 20% adverse change	$(216,017)	$(229,676)
Weighted average delinquency:	1.5%	2.2%
Impact on fair value of 10% adverse change	$(3,030)	$(2,038)
Impact on fair value of 20% adverse change	$(4,855)	$(4,161)
Weighted average option-adjusted spread:	4.7%	4.8%
Impact on fair value of 10% adverse change	$(38,638)	$(28,678)
Impact on fair value of 20% adverse change	$(75,936)	$(56,211)
Weighted average per loan annual cost to service:	$67.20	$68.27
Impact on fair value of 10% adverse change	$(24,652)	$(21,708)
Impact on fair value of 20% adverse change	$(50,105)	$(43,527)

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
Mortgage Servicing Income
The following table presents the components of servicing income recorded on the Company’s condensed consolidated statements of comprehensive (loss) income for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2021	2020	2021	2020
Servicing fee income	$111,083	$104,463	$216,248	$222,354
Ancillary and other fee income	622	476	1,238	997
Float income	1,111	7,952	2,449	20,337
Total	$112,816	$112,891	$219,935	$243,688

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
Mortgage Servicing Advances
As the servicer of record for the MSR assets, the Company may be required to advance principal and interest payments to security holders, and intermittent tax and insurance payments to local authorities and insurance companies on mortgage loans that are in forbearance, delinquency or default. The Company is responsible for funding these advances, potentially for an extended period of time, before receiving reimbursement from Fannie Mae and Freddie Mac. Servicing advances are priority cash flows in the event of a loan principal reduction or foreclosure and ultimate liquidation of the real estate-owned property, thus making their collection reasonably assured. These servicing advances totaled $99.5 million and $80.9 million and were included in other assets on the condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020, respectively. At June 30, 2021 and December 31, 2020, mortgage loans in 60+ day delinquent status (whether or not subject to forbearance) accounted for approximately 2.2% and 3.2%, respectively, of the aggregate principal balance of loans for which the Company had servicing advance funding obligations.
During the year ended December 31, 2020, the Company entered into a new revolving credit facility to finance its servicing advance obligations. At June 30, 2021 and December 31, 2020, the Company had pledged servicing advances with a carrying value of $29.1 million and $28.5 million, respectively, as collateral for this revolving credit facility. See Note 12 - Revolving Credit Facilities.
Serviced Mortgage Assets
The Company’s total serviced mortgage assets consist of residential mortgage loans underlying its MSR assets, off-balance sheet residential mortgage loans owned by other entities for which the Company acts as servicing administrator and other assets. The following table presents the number of loans and unpaid principal balance of the mortgage assets for which the Company manages the servicing as of June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
(dollars in thousands)	Number of Loans	Unpaid Principal Balance	Number of Loans	Unpaid Principal Balance
Mortgage servicing rights	784,334	$185,209,738	781,905	$177,861,483
Residential mortgage loans	1,106	681,799	1,674	1,067,500
Other assets	2	46	—	—
Total serviced mortgage assets	785,442	$185,891,583	783,579	$178,928,983

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
The following table presents the Company’s restricted cash balances as of June 30, 2021 and December 31, 2020:

(in thousands)	June 30, 2021	December 31, 2020
Restricted cash balances held by trading counterparties:
For securities trading activity	$23,900	$44,800
For derivatives trading activity	137,860	70,600
For servicing activities	25,248	19,768
As restricted collateral for borrowings	679,479	1,126,439
Total restricted cash balances held by trading counterparties	866,487	1,261,607
Restricted cash balance pursuant to letter of credit on office lease	60	60
Total	$866,547	$1,261,667

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the Company’s condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020 that sum to the total of the same such amounts shown in the statements of cash flows:

(in thousands)	June 30, 2021	December 31, 2020
Cash and cash equivalents	$1,281,230	$1,384,764
Restricted cash	866,547	1,261,667
Total cash, cash equivalents and restricted cash	$2,147,777	$2,646,431

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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
The following tables present the gross fair value and notional amounts of the Company’s derivative financial instruments treated as trading derivatives as of June 30, 2021 and December 31, 2020:

	June 30, 2021
	Derivative Assets		Derivative Liabilities
(in thousands)	Fair Value	Notional	Fair Value	Notional
Inverse interest-only securities	$50,985	$281,473	$—	$—
Interest rate swap agreements	—	—	—	15,646,953
Swaptions, net	—	—	(5,888)	(201,000)
TBAs	9,384	4,495,000	(5,814)	2,359,000
U.S. Treasury and Eurodollar futures, net	7	(59,200)	(2,506)	572,700
Total	$60,376	$4,717,273	$(14,208)	$18,377,653

	December 31, 2020
	Derivative Assets		Derivative Liabilities
(in thousands)	Fair Value	Notional	Fair Value	Notional
Inverse interest-only securities	$62,200	$318,162	$—	$—
Interest rate swap agreements	—	—	—	12,646,341
Swaptions, net	—	—	(596)	3,750,000
TBAs	30,062	7,700,000	(10,462)	(2,503,000)
U.S. Treasury futures, net	3,675	2,021,100	—	—
Total	$95,937	$10,039,262	$(11,058)	$13,893,341

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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
The following table summarizes the location and amount of gains and losses on derivative instruments reported in the condensed consolidated statements of comprehensive (loss) income:

Derivative Instruments	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income		Amount of Gain (Loss) Recognized in Income
		Three Months Ended		Six Months Ended
(in thousands)		June 30,		June 30,
		2021	2020	2021	2020
Interest rate risk management:
TBAs	Gain (loss) on other derivative instruments	$31,817	$75,680	$(156,129)	$(90,378)
U.S. Treasury and Eurodollar futures	Gain (loss) on other derivative instruments	18,264	(3,464)	(66,877)	22,508
Interest rate swaps - Payers	Gain (loss) on interest rate swap and swaption agreements	(23,019)	(122,053)	57,294	(1,159,388)
Interest rate swaps - Receivers	Gain (loss) on interest rate swap and swaption agreements	54,229	12,418	(52,144)	912,371
Swaptions	Gain (loss) on interest rate swap and swaption agreements	(6,562)	62,713	3,899	(50,501)
Markit IOS total return swaps	Gain (loss) on other derivative instruments	—	—	—	(2,430)
Non-risk management:
Inverse interest-only securities	Gain (loss) on other derivative instruments	1,231	4,390	(1,693)	13,438
Total		$75,960	$29,684	$(215,650)	$(354,380)

For the three and six months ended June 30, 2021, the Company recognized income of $2.4 million and $4.0 million, respectively, for the accrual and/or settlement of the net interest expense associated with its interest rate swaps. The income results from receiving either a floating interest rate (LIBOR or the OIS rate) or a fixed interest rate and paying either a fixed interest rate or a floating interest rate (LIBOR or the OIS rate) on an average $15.2 billion and $14.3 billion notional, respectively. For the three and six months ended June 30, 2020, the Company recognized $56.3 million and $68.9 million, respectively, of expense for the accrual and/or settlement of the net interest expense associated with its interest rate swaps. The expense results from paying either a fixed interest rate or a floating interest rate (LIBOR or the OIS rate) and receiving either a floating interest rate (LIBOR or the OIS rate) or a fixed interest rate on an average $45.8 billion and $44.3 billion notional, respectively.
The following tables present information with respect to the volume of activity in the Company’s derivative instruments during the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30, 2021
(in thousands)	Beginning of Period Notional Amount	Additions	Settlement, Termination, Expiration or Exercise	End of Period Notional Amount	Average Notional Amount	Realized Gain (Loss), net (1)
Inverse interest-only securities	$300,597	$—	$(19,124)	$281,473	$291,985	$(25)
Interest rate swap agreements	15,221,597	1,080,356	(655,000)	15,646,953	15,198,601	8,642
Swaptions, net	—	(201,000)	—	(201,000)	(65,934)	—
TBAs, net	4,800,000	20,912,000	(18,858,000)	6,854,000	6,251,516	23,426
U.S. Treasury and Eurodollar futures	(1,185,100)	6,952,500	(5,253,900)	513,500	(94,869)	10,175
Total	$19,137,094	$28,743,856	$(24,786,024)	$23,094,926	$21,581,299	$42,218

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

	Three Months Ended June 30, 2020
(in thousands)	Beginning of Period Notional Amount	Additions	Settlement, Termination, Expiration or Exercise	End of Period Notional Amount	Average Notional Amount	Realized Gain (Loss), net (1)
Inverse interest-only securities	$379,239	$—	$(17,306)	$361,933	$371,585	$—
Interest rate swap agreements	56,158,068	24,104,324	(75,783,392)	4,479,000	45,825,536	(742,555)
Swaptions, net	1,376,000	587,000	(1,963,000)	—	582,429	(4,500)
TBAs, net	1,761,000	7,582,000	(6,107,000)	3,236,000	1,717,868	(26,688)
U.S. Treasury and Eurodollar futures	875,000	—	(875,000)	—	104,385	(7,495)
Total	$60,549,307	$32,273,324	$(84,745,698)	$8,076,933	$48,601,803	$(781,238)

	Six Months Ended June 30, 2021
(in thousands)	Beginning of Period Notional Amount	Additions	Settlement, Termination, Expiration or Exercise	End of Period Notional Amount	Average Notional Amount	Realized Gain (Loss), net (1)
Inverse interest-only securities	$318,162	$—	$(36,689)	$281,473	$301,143	$37
Interest rate swap agreements	12,646,341	4,192,863	(1,192,251)	15,646,953	14,342,217	47
Swaptions, net	3,750,000	(201,000)	(3,750,000)	(201,000)	127,072	2,245
TBAs, net	5,197,000	41,714,000	(40,057,000)	6,854,000	5,780,657	(140,097)
U.S. Treasury and Eurodollar futures	2,021,100	7,922,800	(9,430,400)	513,500	138,038	(60,722)
Total	$23,932,603	$53,628,663	$(54,466,340)	$23,094,926	$20,689,127	$(198,490)

	Six Months Ended June 30, 2020
(in thousands)	Beginning of Period Notional Amount	Additions	Settlement, Termination, Expiration or Exercise	End of Period Notional Amount	Average Notional Amount	Realized Gain (Loss), net (1)
Inverse interest-only securities	$397,137	$—	$(35,204)	$361,933	$380,238	$—
Interest rate swap agreements	39,702,470	48,487,435	(83,710,905)	4,479,000	44,346,426	(334,502)
Swaptions, net	1,257,000	1,017,000	(2,274,000)	—	1,318,956	(50,700)
TBAs, net	7,427,000	20,073,000	(24,264,000)	3,236,000	3,328,819	(125,483)
U.S. Treasury futures	(380,000)	8,230,000	(7,850,000)	—	527,170	23,004
Markit IOS total return swaps	41,890	—	(41,890)	—	20,394	(2,077)
Total	$48,445,497	$77,807,435	$(118,175,999)	$8,076,933	$49,922,003	$(489,758)
____________________
(1)Excludes net interest paid or received in full settlement of the net interest spread liability.

Cash flow activity related to derivative instruments is reflected within the operating activities and investing activities sections of the condensed consolidated statements of cash flows. Realized gains and losses and derivative fair value adjustments are reflected within the realized and unrealized (gain) loss on interest rate swaps and swaptions and unrealized loss (gain) on other derivative instruments line items within the operating activities section of the condensed consolidated statements of cash flows. The remaining cash flow activity related to derivative instruments is reflected within the (purchases) short sales of other derivative instruments, (payments for termination and settlement) proceeds from sales and settlements of derivative instruments, net and increase in due to counterparties, net line items within the investing activities section of the condensed consolidated statements of cash flows.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
Interest Rate Sensitive Assets/Liabilities
The Company’s Agency RMBS portfolio is generally subject to change in value when interest rates decline or increase, depending on the type of investment. Rising interest rates generally result in a decline in the value of the Company’s fixed-rate Agency principal and interest (P&I) RMBS. To mitigate the impact of this risk on the Company’s fixed-rate Agency P&I RMBS portfolio, the Company maintains a portfolio of fixed-rate interest-only securities and MSR, which increase in value when interest rates increase. As of June 30, 2021 and December 31, 2020, the Company had $377.0 million and $245.9 million, respectively, of interest-only securities, and $2.0 billion and $1.6 billion, respectively, of MSR in place to primarily hedge its Agency RMBS. Interest-only securities are included in AFS securities, at fair value, in the condensed consolidated balance sheets.
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
The Company may hold both long and short notional TBA positions, which are disclosed on a gross basis according to the unrealized gain or loss position of each TBA contract regardless of long or short notional position. The following tables present the notional amount, cost basis, market value and carrying value (which approximates fair value) of the Company’s TBA positions as of June 30, 2021 and December 31, 2020:

	June 30, 2021
				Net Carrying Value (4)
(in thousands)	Notional Amount (1)	Cost Basis (2)	Market Value (3)	Derivative Assets	Derivative Liabilities
Purchase contracts	$6,854,000	$7,161,265	$7,164,835	$9,384	$(5,814)
Sale contracts	—	—	—	—	—
TBAs, net	$6,854,000	$7,161,265	$7,164,835	$9,384	$(5,814)

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

U.S. Treasury and Eurodollar Futures. The Company may use U.S. Treasury and Eurodollar futures independently, or in conjunction with other derivative and non-derivative instruments, in order to mitigate risks. The Company had a net long position in U.S. Treasury and Eurodollar futures with a notional amount of $513.5 million and a fair market value of $7 thousand included in derivative assets, at fair value, and $2.5 million included in derivative liabilities, at fair value, on the condensed consolidated balance sheet as of June 30, 2021. The Company had a net long position in U.S. Treasury futures with a notional amount of $2.0 billion and a fair market value of $3.7 million included in derivative assets, at fair value, on the condensed consolidated balance sheet as of December 31, 2020.
Interest Rate Swap Agreements. The Company may use interest rate swaps independently, or in conjunction with other derivative and non-derivative instruments, in order to mitigate risks. As of June 30, 2021 and December 31, 2020, the Company held the following interest rate swaps that were utilized as economic hedges of interest rate exposure (or duration) whereby the Company receives interest at a floating interest rate (LIBOR or the OIS rate):

(notional in thousands)
June 30, 2021
Swaps Maturities	Notional Amount	Weighted Average Fixed Pay Rate	Weighted Average Receive Rate	Weighted Average Maturity (Years)
2021	$—	—%	—%	0.00
2022	7,415,818	0.042%	0.080%	1.16
2023	2,281,500	0.023%	0.080%	1.98
2024	—	—%	—%	0.00
2025 and Thereafter	1,497,500	0.257%	0.080%	5.99
Total	$11,194,818	0.067%	0.080%	1.97

(notional in thousands)
December 31, 2020
Swaps Maturities	Notional Amount	Weighted Average Fixed Pay Rate	Weighted Average Receive Rate	Weighted Average Maturity (Years)
2021	$—	—%	—%	0.00
2022	7,415,818	0.042%	0.090%	1.66
2023	2,281,500	0.023%	0.090%	2.48
2024	—	—%	—%	0.00
2025 and Thereafter	1,497,500	0.257%	0.090%	6.49
Total	$11,194,818	0.067%	0.090%	2.47

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
Additionally, as of June 30, 2021 and December 31, 2020, the Company held the following interest rate swaps in order to mitigate mortgage interest rate exposure (or duration) risk whereby the Company pays interest at a floating interest rate (LIBOR or the OIS rate):

(notional in thousands)
June 30, 2021
Swaps Maturities	Notional Amounts	Weighted Average Pay Rate	Weighted Average Fixed Receive Rate	Weighted Average Maturity (Years)
2021	$—	—%	—%	0.00
2022	—	—%	—%	0.00
2023	2,221,658	0.080%	0.118%	1.69
2024	—	—%	—%	0.00
2025 and Thereafter	2,230,477	0.086%	0.817%	9.34
Total	$4,452,135	0.083%	0.468%	5.53

(notional in thousands)
December 31, 2020
Swaps Maturities	Notional Amounts	Weighted Average Pay Rate	Weighted Average Fixed Receive Rate	Weighted Average Maturity (Years)
2021	$—	—%	—%	0.00
2022	—	—%	—%	0.00
2023	—	—%	—%	0.00
2024	—	—%	—%	0.00
2025 and Thereafter	1,451,523	0.090%	0.468%	9.49
Total	$1,451,523	0.090%	0.468%	9.49

Interest Rate Swaptions. The Company may use interest rate swaptions (which provide the option to enter into interest rate swap agreements for a predetermined notional amount, stated term and pay and receive interest rates in the future) independently, or in conjunction with other derivative and non-derivative instruments, in order to mitigate risks. As of June 30, 2021 and December 31, 2020, the Company had the following outstanding interest rate swaptions:

	June 30, 2021
(notional and dollars in thousands)	Option				Underlying Swap
Swaption	Expiration	Cost Basis	Fair Value	Average Months to Expiration	Notional Amount	Average Pay Rate	Average Receive Rate	Average Term (Years)
Purchase contracts:
Payer	≥ 6 Months	$11,314	$6,902	11.29	$886,000	2.26%	3M LIBOR	10.0
Sale contracts:
Receiver	≥ 6 Months	$(10,640)	$(12,790)	11.11	$(1,087,000)	3M LIBOR	1.26%	10.0

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

	December 31, 2020
(notional and dollars in thousands)	Option				Underlying Swap
Swaption	Expiration	Cost	Fair Value	Average Months to Expiration	Notional Amount	Average Pay Rate	Average Receive Rate	Average Term (Years)
Purchase contracts:
Payer	< 6 Months	$7,210	$2,448	4.23	$2,800,000	1.32%	3M LIBOR	10.0
Receiver	< 6 Months	$3,010	$—	0.97	$2,000,000	3M LIBOR	0.23%	10.0
Sale contracts:
Receiver	< 6 Months	$(2,600)	$(3,044)	5.13	$(1,050,000)	3M LIBOR	0.55%	10.0

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
Derivative financial instruments contain an element of credit risk if counterparties are unable to meet the terms of the agreements. Credit risk associated with derivative financial instruments is measured as the net replacement cost should the counterparties that owe the Company under such contracts completely fail to perform under the terms of these contracts, assuming there are no recoveries of underlying collateral, as measured by the market value of the derivative financial instruments. As of June 30, 2021, the fair value of derivative financial instruments as an asset and liability position was $60.4 million and $14.2 million, respectively.
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

Note 8. Reverse Repurchase Agreements
As of June 30, 2021 and December 31, 2020, the Company had $66.9 million and $89.5 million in amounts due to counterparties as collateral for reverse repurchase agreements that could be pledged, delivered or otherwise used, with a fair value of $70.0 million and $91.5 million, respectively.

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
The following tables present information about the Company’s assets and liabilities that are subject to master netting arrangements or similar agreements and can potentially be offset on the Company’s condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020:

	June 30, 2021
				Gross Amounts Not Offset with Financial Assets (Liabilities) in the Balance Sheets (1)
(in thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Balance Sheets	Net Amounts of Assets (Liabilities) Presented in the Balance Sheets	Financial Instruments	Cash Collateral (Received) Pledged	Net Amount
Assets
Derivative assets	$150,891	$(90,515)	$60,376	$(14,208)	$—	$46,168
Reverse repurchase agreements	70,000	—	70,000	—	(66,893)	3,107
Total Assets	$220,891	$(90,515)	$130,376	$(14,208)	$(66,893)	$49,275
Liabilities
Repurchase agreements	$(8,350,622)	$—	$(8,350,622)	$8,350,622	$—	$—
Derivative liabilities	(104,723)	90,515	(14,208)	14,208	—	—
Total Liabilities	$(8,455,345)	$90,515	$(8,364,830)	$8,364,830	$—	$—

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
The Company classified 99.9% and 0.1% of its AFS securities as Level 2 and Level 3 fair value assets, respectively, at June 30, 2021. AFS securities account for 79.0% of all assets reported at fair value at June 30, 2021.
Mortgage servicing rights. The Company holds a portfolio of MSR that are carried at fair value on the condensed consolidated balance sheets. The Company determines fair value of its MSR based on prices obtained from third-party pricing vendors. Although MSR transactions may be observable in the marketplace, the details of those transactions are not necessarily reflective of the value of the Company’s MSR portfolio. Third-party vendors use both observable market data and unobservable market data (including forecasted prepayment speeds; delinquency levels; option-adjusted spread, or OAS, which represents the incremental spread added to the risk-free rate to reflect the effects of any embedded options and other risk inherent in MSR; and cost to service) as inputs into models, which help to inform their best estimates of fair value market price. As a result, the Company classified 100% of its MSR as Level 3 fair value assets at June 30, 2021.
Derivative instruments. The Company may enter into a variety of derivative financial instruments as part of its hedging strategies. The Company principally executes over-the-counter, or OTC, derivative contracts, such as interest rate swaps, swaptions and Markit IOS total return swaps. The Company utilizes third-party brokers to value its financial derivative instruments. The Company classified 100% of the interest rate swaps reported at fair value as Level 2 at June 30, 2021. The Company did not hold any swaptions or Markit IOS total return swaps at June 30, 2021.
The Company may also enter into certain other derivative financial instruments, such as TBAs, short U.S. Treasuries, U.S. Treasury and Eurodollar futures and inverse interest-only securities. These instruments are similar in form to the Company’s AFS securities and the Company utilizes third-party vendors to value TBAs, short U.S. Treasuries, U.S. Treasury and Eurodollar futures and inverse interest-only securities. The Company classified 100% of its inverse interest-only securities at fair value as Level 2 at June 30, 2021. The Company reported 100% of its TBAs and U.S. Treasury and Eurodollar futures as Level 1 as of June 30, 2021. The Company did not hold any short U.S. Treasuries at June 30, 2021.
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

	Recurring Fair Value Measurements
	June 30, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	$—	$7,834,487	$5,559	$7,840,046
Mortgage servicing rights	—	—	2,020,106	2,020,106
Derivative assets	9,391	50,985	—	60,376
Total assets	$9,391	$7,885,472	$2,025,665	$9,920,528
Liabilities:
Derivative liabilities	$8,320	$5,888	$—	$14,208
Total liabilities	$8,320	$5,888	$—	$14,208

	Recurring Fair Value Measurements
	December 31, 2020
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	$—	$14,637,891	$13,031	$14,650,922
Mortgage servicing rights	—	—	1,596,153	1,596,153
Derivative assets	33,737	62,200	—	95,937
Total assets	$33,737	$14,700,091	$1,609,184	$16,343,012
Liabilities:
Derivative liabilities	$10,462	$596	$—	$11,058
Total liabilities	$10,462	$596	$—	$11,058

The Company may be required to measure certain assets or liabilities at fair value from time to time. These periodic fair value measures typically result from application of certain impairment measures under U.S. GAAP. These items would constitute nonrecurring fair value measures under ASC 820. As of June 30, 2021, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis in the periods presented.
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
The following tables present the reconciliation for the Company’s Level 3 assets measured at fair value on a recurring basis:

	Three Months Ended			Six Months Ended
	June 30, 2021			June 30, 2021
(in thousands)	Available-For-Sale Securities	Mortgage Servicing Rights		Available-For-Sale Securities	Mortgage Servicing Rights
Beginning of period level 3 fair value	$9,219	$2,091,761		$13,031	$1,596,153
Gains (losses) included in net (loss) income:
Realized	(5,361)	(195,141)		(6,992)	(369,396)
Unrealized	—	(72,910)	(1)	—	428,783	(1)
Reversal of provision for credit losses	4,803	—		7,798	—
Net gains (losses) included in net (loss) income	(558)	(268,051)		806	59,387
Other comprehensive (loss) income	(1,525)	—		(6,701)	—
Purchases	—	198,526		—	373,749
Sales	(1,577)	—		(1,577)	—
Settlements	—	(2,130)		—	(9,183)
Gross transfers into level 3	—	—		—	—
Gross transfers out of level 3	—	—		—	—
End of period level 3 fair value	$5,559	$2,020,106		$5,559	$2,020,106
Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$—	$(68,379)	(2)	$—	$381,029	(2)
Change in unrealized gains or losses for the period included in other comprehensive (loss) income for assets held at the end of the reporting period	$(145)	$—		$(6,702)	$—
____________________
(1)The change in unrealized gains or losses on MSR was recorded in (loss) gain on servicing asset on the condensed consolidated statements of comprehensive (loss) income.
(2)The change in unrealized gains or losses on MSR that were held at the end of the reporting period was recorded in (loss) gain on servicing asset on the condensed consolidated statements of comprehensive (loss) income.

No AFS securities transfers between Level 1, Level 2 or Level 3 were made during the six months ended June 30, 2021. Transfers between Levels are deemed to take place on the first day of the reporting period in which the transfer has taken place.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
The Company also used multiple third-party pricing vendors in the fair value measurement of its Level 3 MSR. The tables below present information about the significant unobservable market data used by the third-party pricing vendors as inputs into models utilized to inform their best estimates of the fair value measurement of the Company’s MSR classified as Level 3 fair value assets at June 30, 2021 and December 31, 2020:

June 30, 2021
Valuation Technique	Unobservable Input	Range			Weighted Average (1)
Discounted cash flow	Constant prepayment speed	10.1%	-	18.5%	13.4%
	Delinquency	1.0%	-	2.1%	1.5%
	Option-adjusted spread	4.5%	-	9.2%	4.7%
	Per loan annual cost to service	$66.11	-	$84.94	$67.20

December 31, 2020
Valuation Technique	Unobservable Input	Range			Weighted Average (1)
Discounted cash flow	Constant prepayment speed	14.1%	-	23.5%	19.4%
	Delinquency	1.5%	-	2.6%	2.2%
	Option-adjusted spread	4.7%	-	9.7%	4.8%
	Per loan annual cost to service	$64.56	-	$79.43	$68.27
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
•The carrying value of repurchase agreements and revolving credit facilities that mature in less than one year generally approximates fair value due to the short maturities. As of June 30, 2021, the Company had outstanding borrowings of $144.8 million under revolving credit facilities that are considered long-term. The Company’s long-term revolving credit facilities have floating rates based on an index plus a spread and the credit spread is typically consistent with those demanded in the market. Accordingly, the interest rates on these borrowings are at market and thus carrying value approximates fair value. The Company categorizes the fair value measurement of these liabilities as Level 2.
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
•Convertible senior notes are carried at their unpaid principal balance, net of any unamortized deferred issuance costs. The Company estimates the fair value of its convertible senior notes using the market transaction price nearest to June 30, 2021. The Company categorizes the fair value measurement of these assets as Level 2.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
The following table presents the carrying values and estimated fair values of assets and liabilities that are required to be recorded or disclosed at fair value at June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Available-for-sale securities	$7,840,046	$7,840,046	$14,650,922	$14,650,922
Mortgage servicing rights	$2,020,106	$2,020,106	$1,596,153	$1,596,153
Cash and cash equivalents	$1,281,230	$1,281,230	$1,384,764	$1,384,764
Restricted cash	$866,547	$866,547	$1,261,667	$1,261,667
Derivative assets	$60,376	$60,376	$95,937	$95,937
Reverse repurchase agreements	$70,000	$70,000	$91,525	$91,525
Other assets	$3,338	$3,338	$13,292	$13,292
Liabilities:
Repurchase agreements	$8,350,622	$8,350,622	$15,143,898	$15,143,898
Revolving credit facilities	$533,519	$533,519	$283,830	$283,830
Term notes payable	$396,183	$394,211	$395,609	$380,000
Convertible senior notes	$423,742	$457,549	$286,183	$291,376
Derivative liabilities	$14,208	$14,208	$11,058	$11,058

Note 11. Repurchase Agreements
As of June 30, 2021 and December 31, 2020, the Company had outstanding $8.4 billion and $15.1 billion, respectively, of repurchase agreements. Excluding the effect of the Company’s interest rate swaps, the repurchase agreements had a weighted average borrowing rate of 0.28% and 0.28% and weighted average remaining maturities of 78 and 58 days as of June 30, 2021 and December 31, 2020, respectively.
At June 30, 2021 and December 31, 2020, the repurchase agreement balances were as follows:

(in thousands)	June 30, 2021	December 31, 2020
Short-term	$8,350,622	$15,143,898
Long-term	—	—
Total	$8,350,622	$15,143,898

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
At June 30, 2021 and December 31, 2020, the repurchase agreements had the following characteristics and remaining maturities:

	June 30, 2021
	Collateral Type
(in thousands)	Agency RMBS	Non-Agency Securities	Agency Derivatives	Mortgage Servicing Rights	Total Amount Outstanding
Within 30 days	$2,086,324	$833	$11,453	$—	$2,098,610
30 to 59 days	1,298,004	—	20,322	—	1,318,326
60 to 89 days	2,317,399	363	1,238	—	2,319,000
90 to 119 days	1,346,855	—	9,768	—	1,356,623
120 to 364 days	1,133,063	—	—	125,000	1,258,063
Total	$8,181,645	$1,196	$42,781	$125,000	$8,350,622
Weighted average borrowing rate	0.22%	1.85%	0.79%	4.00%	0.28%

	December 31, 2020
	Collateral Type
(in thousands)	Agency RMBS	Non-Agency Securities	Agency Derivatives	Mortgage Servicing Rights	Total Amount Outstanding
Within 30 days	$5,330,627	$1,271	$38,608	$—	$5,370,506
30 to 59 days	4,292,861	—	—	—	4,292,861
60 to 89 days	2,060,087	628	1,519	—	2,062,234
90 to 119 days	1,598,052	—	12,146	—	1,610,198
120 to 364 days	1,808,099	—	—	—	1,808,099
Total	$15,089,726	$1,899	$52,273	$—	$15,143,898
Weighted average borrowing rate	0.28%	2.33%	0.89%	—%	0.28%

The following table summarizes assets at carrying values that are pledged or restricted as collateral for the future payment obligations of repurchase agreements:

(in thousands)	June 30, 2021	December 31, 2020
Available-for-sale securities, at fair value	$7,830,079	$14,633,217
Mortgage servicing rights, at fair value	295,112	—
Restricted cash	679,279	1,071,239
Due from counterparties	6,606	21,312
Derivative assets, at fair value	50,416	61,557
Total	$8,861,492	$15,787,325

Although the transactions under repurchase agreements represent committed borrowings until maturity, the respective lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets would require the Company to provide additional collateral or fund margin calls.
As of both June 30, 2021 and December 31, 2020, the net carrying value of assets sold under agreements to repurchase, including accrued interest plus any cash or assets on deposit to secure the repurchase obligation, less the amount of the repurchase liability, including accrued interest, with any individual counterparty or group of related counterparties did not exceed 10% of total stockholders’ equity. The Company does not anticipate any defaults by its repurchase agreement counterparties. There can be no assurance, however, that any such default or defaults will not occur.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
Note 12. Revolving Credit Facilities
To finance MSR assets and related servicing advance obligations, the Company has entered into revolving credit facilities collateralized by the value of the MSR and/or servicing advances pledged. As of June 30, 2021 and December 31, 2020, the Company had outstanding short- and long-term borrowings under revolving credit facilities of $533.5 million and $283.8 million with a weighted average borrowing rate of 3.68% and 2.95% and weighted average remaining maturities of 1.2 and 1.1 years, respectively.
At June 30, 2021 and December 31, 2020, borrowings under revolving credit facilities had the following remaining maturities:

(in thousands)	June 30, 2021	December 31, 2020
Within 30 days	$—	$—
30 to 59 days	—	—
60 to 89 days	—	—
90 to 119 days	—	—
120 to 364 days	388,726	60,000
One year and over	144,793	223,830
Total	$533,519	$283,830

Although the transactions under revolving credit facilities represent committed borrowings from the time of funding until maturity, the respective lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets below a designated threshold would require the Company to provide additional collateral or pay down the facility. As of June 30, 2021 and December 31, 2020, MSR with a carrying value of $904.4 million and $608.8 million, respectively, was pledged as collateral for the Company’s future payment obligations under its MSR revolving credit facilities. As of June 30, 2021 and December 31, 2020, servicing advances with a carrying value of $29.1 million and $28.5 million, were pledged as collateral for the Company’s future payment obligations under its servicing advance revolving credit facility, respectively. The Company does not anticipate any defaults by its revolving credit facility counterparties, although there can be no assurance that any such default or defaults will not occur.

Note 13. Term Notes Payable
The debt issued in connection with the Company’s on-balance sheet securitization is classified as term notes payable and carried at outstanding principal balance, which was $400.0 million as of both June 30, 2021 and December 31, 2020, net of any unamortized deferred debt issuance costs, on the Company’s condensed consolidated balance sheets. As of June 30, 2021 and December 31, 2020, the outstanding amount due on term notes payable was $396.2 million and $395.6 million, net of deferred debt issuance costs, with a weighted average interest rate of 2.89% and 2.95% and weighted average remaining maturities of 3.0 years and 3.5 years. At June 30, 2021 and December 31, 2020, the Company pledged MSR with a carrying value of $603.7 million and $537.9 million and weighted average underlying loan coupon of 3.53% and 4.03%, respectively, as collateral for term notes payable. Additionally, as of June 30, 2021 and December 31, 2020, $0.2 million and $55.2 million of cash was held in restricted accounts as collateral for the future payment obligations of outstanding term notes payable, respectively.

Note 14. Convertible Senior Notes
In January 2017, the Company closed an underwritten public offering of $287.5 million aggregate principal amount of convertible senior notes due 2022 (“2022 notes”). The net proceeds from the offering were approximately $282.2 million after deducting underwriting discounts and estimated offering expenses payable by the Company. The 2022 notes are unsecured, pay interest semiannually at a rate of 6.25% per annum and are convertible at the option of the holder into shares of the Company’s common stock. As of June 30, 2021 and December 31, 2020, the 2022 notes had a conversion rate of 63.2040 and 63.2040 shares of common stock per $1,000 principal amount of the notes, respectively. The 2022 notes will mature in January 2022, unless earlier converted or repurchased in accordance with their terms.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
On February 1, 2021, the Company closed an underwritten public offering of $287.5 million aggregate principal amount of convertible senior notes due 2026 (“2026 notes”), which included $37.5 million aggregate principal amount sold by the Company to the underwriters of the offering pursuant to an overallotment option. The net proceeds from the offering were approximately $279.9 million after deducting underwriting discounts and estimated offering expenses payable by the Company. The 2026 notes are unsecured, pay interest semiannually at a rate of 6.25% per annum and are convertible at the option of the holder into shares of the Company’s common stock. As of June 30, 2021, the 2026 notes had a conversion rate of 135.5014 shares of common stock per $1,000 principal amount of the notes. The 2026 notes will mature in January 2026, unless earlier converted or repurchased in accordance with their terms.
The Company used a portion of the net proceeds from the 2026 notes offering to fund the repurchase via privately negotiated transactions of $143.7 million principal amount of its 2022 notes. As of June 30, 2021, $143.8 million principal amount of the 2022 notes remained outstanding.
The Company does not have the right to redeem either the 2022 notes or the 2026 notes prior to maturity, but may repurchase the notes in open market or privately negotiated transactions at the same or differing price without giving prior notice to or obtaining any consent of the holders. The Company may also be required to repurchase the notes from holders under certain circumstances. The aggregate outstanding amount due on the 2022 notes and 2026 notes as of June 30, 2021 and December 31, 2020 was $423.7 million and $286.2 million, respectively, net of deferred issuance costs.

Note 15. Commitments and Contingencies
The following represent the material commitments and contingencies of the Company as of June 30, 2021:
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
On July 21, 2020, PRCM Advisers filed a complaint against the Company in the United States District Court for the Southern District of New York, or the Court. Subsequently, PRCM Advisers filed an amended complaint, or the Federal Complaint, on September 4, 2020. The Federal Complaint alleges, among other things, the misappropriation of trade secrets in violation of both the Defend Trade Secrets Act and New York common law, breach of contract, breach of the implied covenant of good faith and fair dealing, unfair competition and business practices, unjust enrichment, conversion, and tortious interference with contract. The Federal Complaint seeks, among other things, an order enjoining the Company from making any use of or disclosing PRCM Advisers’ trade secret, proprietary, or confidential information; damages in an amount to be determined at a hearing and/or trial; disgorgement of the Company’s wrongfully obtained profits; and fees and costs incurred by PRCM Advisers in pursuing the action. On September 25, 2020, the Company filed a motion to dismiss the Federal Complaint. PRCM Advisers thereafter filed an opposition to the motion to dismiss on October 16, 2020, and on October 26, 2020, the Company filed its reply.
On June 23, 2021, the Court granted in part and denied in part the Company’s motion to dismiss. The Court dismissed PRCM Advisers’ claims challenging the termination of the Management Agreement, including PRCM Advisers’ claims for breach of contract with respect to Sections 13(a) and 15 of the Management Agreement and for breach of the implied covenant of good faith and fair dealing, as well as certain of PRCM Advisers’ other claims. The Company’s board of directors believes the Federal Complaint is without merit and that the Company has fully complied with the terms of the Management Agreement.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
As of June 30, 2021, the Company’s condensed consolidated financial statements do not recognize a contingency liability or disclose a range of reasonably possible loss under ASC 450 because management does not believe that a loss or expense related to the Federal Complaint or the SEC investigation is probable or reasonably estimable. The specific factors that limit the Company’s ability to reasonably estimate a loss or expense related to the Federal Complaint or the SEC investigation include that both matters are in early stages and no amount of damages has been specified. If and when management believes losses associated with the Federal Complaint or the SEC investigation are a probable future event that may result in a loss or expense to the Company and the loss or expense is reasonably estimable, the Company will recognize a contingency liability and resulting loss in such period.
Based on information currently available, management is not aware of any other legal or regulatory claims that would have a material effect on the Company’s condensed consolidated financial statements and therefore no accrual is required as of June 30, 2021.

Note 16. Stockholders’ Equity
Redeemable Preferred Stock
The following is a summary of the Company’s series of cumulative redeemable preferred stock issued and outstanding as of June 30, 2021. In the event of a voluntary or involuntary liquidation, dissolution or winding up of the Company, each series of preferred stock will rank on parity with one another and rank senior to the Company's common stock with respect to the payment of the dividends and the distribution of assets.

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

For each series of preferred stock, the Company may redeem the stock on or after the redemption date in whole or in part, at any time or from time to time. The Company may also purchase shares of preferred stock from time to time in the open market by tender or in privately negotiated transactions. Each series of preferred stock has a par value of $0.01 per share and a liquidation and redemption price of $25.00, plus any accumulated and unpaid dividends thereon up to, but excluding, the redemption date. Through June 30, 2021, the Company had declared and paid all required quarterly dividends on the Company’s preferred stock.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
Distributions to Preferred Stockholders
The following table presents cash dividends declared by the Company on its preferred stock from December 31, 2019 through June 30, 2021:

Declaration Date	Record Date	Payment Date	Cash Dividend Per Preferred Share
Series A Preferred Stock:
June 17, 2021	July 12, 2021	July 27, 2021	$0.507810
March 18, 2021	April 12, 2021	April 27, 2021	$0.507810
December 17, 2020	January 12, 2021	January 27, 2021	$0.507810
September 21, 2020	October 12, 2020	October 27, 2020	$0.507810
June 18, 2020	July 10, 2020	July 27, 2020	$0.507810
April 6, 2020	April 16, 2020	April 29, 2020	$0.507810
Series B Preferred Stock:
June 17, 2021	July 12, 2021	July 27, 2021	$0.476560
March 18, 2021	April 12, 2021	April 27, 2021	$0.476560
December 17, 2020	January 12, 2021	January 27, 2021	$0.476560
September 21, 2020	October 12, 2020	October 27, 2020	$0.476560
June 18, 2020	July 10, 2020	July 27, 2020	$0.476560
April 6, 2020	April 16, 2020	April 29, 2020	$0.476560
Series C Preferred Stock:
June 17, 2021	July 12, 2021	July 27, 2021	$0.453130
March 18, 2021	April 12, 2021	April 27, 2021	$0.453130
December 17, 2020	January 12, 2021	January 27, 2021	$0.453130
September 21, 2020	October 12, 2020	October 27, 2020	$0.453130
June 18, 2020	July 10, 2020	July 27, 2020	$0.453130
April 6, 2020	April 16, 2020	April 29, 2020	$0.453130
Series D Preferred Stock:
February 4, 2021(1)	March 15, 2021	March 15, 2021	$0.322920
December 17, 2020	January 1, 2021	January 15, 2021	$0.484375
September 21, 2020	October 1, 2020	October 15, 2020	$0.484375
June 18, 2020	July 1, 2020	July 15, 2020	$0.484375
April 6, 2020	April 16, 2020	April 29, 2020	$0.484375
Series E Preferred Stock:
February 4, 2021(1)	March 15, 2021	March 15, 2021	$0.312500
December 17, 2020	January 1, 2021	January 15, 2021	$0.468750
September 21, 2020	October 1, 2020	October 15, 2020	$0.468750
June 18, 2020	July 1, 2020	July 15, 2020	$0.468750
April 6, 2020	April 16, 2020	April 29, 2020	$0.468750
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
Common Stock
As of June 30, 2021, the Company had 273,718,311 shares of common stock outstanding. The following table presents a reconciliation of the common shares outstanding for the three and six months ended June 30, 2021 and 2020:

Number of common shares
Common shares outstanding, December 31, 2019	272,935,731
Issuance of common stock	36,761
Issuance of restricted stock (1)	832,867
Repurchase of common stock	(105,300)
Common shares outstanding, June 30, 2020	273,700,059

Common shares outstanding, December 31, 2020	273,703,882
Issuance of common stock	27,018
Issuance of restricted stock (1)(2)	(12,589)
Repurchase of common stock	—
Common shares outstanding, June 30, 2021	273,718,311
____________________
(1)Represents shares of restricted stock granted under the Company’s Equity Incentive Plans, net of forfeitures.
(2)During the six months ended June 30, 2021, the Company also granted RSUs and PSUs to the Company’s independent directors and certain eligible employees pursuant to the terms of the Company’s Equity Incentive Plans. The RSUs and PSUs are subject to vesting requirements and the common shares to be issued, subject to each grantee’s compliance with the terms and conditions of the applicable RSU or PSU award agreement, will not be considered outstanding until the applicable vesting date.

Distributions to Common Stockholders
The following table presents cash dividends declared by the Company on its common stock from December 31, 2019 through June 30, 2021:

Declaration Date	Record Date	Payment Date	Cash Dividend Per Common Share
June 17, 2021	June 29, 2021	July 29, 2021	$0.170000
March 18, 2021	March 29, 2021	April 29, 2021	$0.170000
December 17, 2020	December 30, 2020	January 29, 2021	$0.170000
September 21, 2020	October 1, 2020	October 29, 2020	$0.140000
June 18, 2020	June 30, 2020	July 29, 2020	$0.140000
April 6, 2020	April 16, 2020	April 29, 2020	$0.050000

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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
Dividend Reinvestment and Direct Stock Purchase Plan
The Company sponsors a dividend reinvestment and direct stock purchase plan through which stockholders may purchase additional shares of the Company’s common stock by reinvesting some or all of the cash dividends received on shares of the Company’s common stock. Stockholders may also make optional cash purchases of shares of the Company’s common stock subject to certain limitations detailed in the plan prospectus. The plan allows for the issuance of up to an aggregate of 3,750,000 shares of the Company’s common stock. As of June 30, 2021, 358,231 shares have been issued under the plan for total proceeds of approximately $5.5 million, of which 12,363 and 27,018 shares were issued for total proceeds of $0.1 million and $0.2 million during the three and six months ended June 30, 2021, respectively. During the three and six months ended June 30, 2020, 20,263 and 36,761 shares were issued for total proceeds of $0.1 million and $0.2 million, respectively.
Share Repurchase Program
The Company’s share repurchase program allows for the repurchase of up to an aggregate of 37,500,000 shares of the Company’s common stock. Shares may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, or by any combination of such methods. The manner, price, number and timing of share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The share repurchase program does not require the purchase of any minimum number of shares, and, subject to SEC rules, purchases may be commenced or suspended at any time without prior notice. The share repurchase program does not have an expiration date. As of June 30, 2021, a total of 12,174,300 shares had been repurchased by the Company under the program for an aggregate cost of $201.5 million; of these, 105,300 shares were repurchased at a total cost of $1.1 million during the six months ended June 30, 2020. No shares were repurchased during the three months ended June 30, 2020 or the three and six months ended June 30, 2021.
At-the-Market Offerings
The Company is party to an equity distribution agreement under which the Company is authorized to sell up to an aggregate of 35,000,000 shares of its common stock from time to time in any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act of 1933, as amended, or the Securities Act. As of June 30, 2021, 7,490,235 shares of common stock had been sold under the equity distribution agreements for total accumulated net proceeds of approximately $128.6 million. No shares were sold during the three and six months ended June 30, 2021 or 2020.

Accumulated Other Comprehensive Income
Accumulated other comprehensive income at June 30, 2021 and December 31, 2020 was as follows:

(in thousands)	June 30, 2021	December 31, 2020
Available-for-sale securities:
Unrealized gains	$326,237	$661,734
Unrealized losses	(18,988)	(20,133)
Accumulated other comprehensive income	$307,249	$641,601

Reclassifications out of Accumulated Other Comprehensive Income
The Company reclassifies unrealized gains and losses on AFS securities in accumulated other comprehensive income to net (loss) income upon the recognition of any realized gains and losses on sales, net of income tax effects, if any, as individual securities are sold. For the three and six months ended June 30, 2021 the Company reclassified $5.1 million and $73.7 million, respectively, in unrealized gains on sold AFS securities from accumulated other comprehensive income to (loss) gain on investment securities on the condensed consolidated statements of comprehensive (loss) income. For the three and six months ended June 30, 2020 the Company reclassified $38.3 million and $471.3 million, respectively, in unrealized gains on sold AFS securities from accumulated other comprehensive income to (loss) gain on investment securities on the condensed consolidated statements of comprehensive (loss) income.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
Note 17. Equity Incentive Plans
On May 19, 2021, the Company’s stockholders approved the 2021 Plan, which replaced the 2009 Plan. The 2021 Plan provides for the issuance of up to 17,000,000 shares of the Company’s common stock pursuant to awards granted thereunder. Awards previously granted under the 2009 Plan remain outstanding and valid in accordance with their terms, but no new awards will be granted under the 2009 Plan.
The Company’s Equity Incentive Plans provide incentive compensation to attract and retain qualified directors, officers, personnel and other parties who may provide significant services to the Company. The Equity Incentive Plans are administered by the compensation committee of the Company’s board of directors. The compensation committee has the full authority to administer and interpret the Equity Incentive Plans, to authorize the granting of awards, to determine the eligibility of potential recipients to receive an award, to determine the number of shares of common stock to be covered by each award (subject to the individual participant limitations provided in the Equity Incentive Plans), to determine the terms, provisions and conditions of each award (which may not be inconsistent with the terms of the Equity Incentive Plans), to prescribe the form of instruments evidencing awards and to take any other actions and make all other determinations that it deems necessary or appropriate in connection with the Equity Incentive Plans or the administration or interpretation thereof. In connection with this authority, the compensation committee may, among other things, establish performance goals that must be met in order for awards to be granted or to vest, or for the restrictions on any such awards to lapse.
The Equity Incentive Plans provide for grants of restricted common stock, RSUs, performance-based awards (including PSUs), phantom shares, dividend equivalent rights and other equity-based awards. The 2021 Plan is subject to a ceiling of 17,000,000 shares and the 2009 Plan is subject to a ceiling of 6,500,000 shares of the Company’s common stock; however, following stockholder approval of the 2021 Plan, no new awards will be granted under the 2009 Plan. The Equity Incentive Plans allow for the Company’s board of directors to expand the types of awards available under the Equity Incentive Plans to include long-term incentive plan units in the future. If an award granted under the Equity Incentive Plans expires or terminates, the shares subject to any portion of the award that expires or terminates without having been exercised or paid, as the case may be, will again become available for the issuance of additional awards. Unless earlier terminated by the Company’s board of directors, no new award may be granted under the Equity Incentive Plans after the tenth anniversary of the date that the Equity Incentive Plans were approved by the Company’s board of directors. No award may be granted under the Equity Incentive Plans to any person who, assuming payment of all awards held by such person, would own or be deemed to own more than 9.8% of the outstanding shares of the Company’s common stock.
Restricted Stock Units
During the six months ended June 30, 2021, the Company granted 147,199 RSUs to its independent directors pursuant to the Equity Incentive Plans. The estimated fair value of these awards was $7.15 per share on grant date, based on the adjusted closing market price of the Company’s common stock on the NYSE on such date. The shares underlying the grants are subject to a one-year vesting period.
During the six months ended June 30, 2021, the Company granted 1,189,518 RSUs to certain eligible employees pursuant to the terms of the Equity Incentive Plans and the associated award agreements. The estimated fair value of these awards was $7.10 per share on grant date, based on the adjusted closing market price of the Company’s common stock on the NYSE on such date. The RSUs vest in three equal annual installments commencing on the first anniversary of the grant date, as long as such grantee complies with the terms and conditions of the applicable RSU agreement.
All RSUs entitle the grantee to receive dividend equivalent rights, or DERs, during the vesting period. A DER represents the right to receive a payment equal to the amount of cash dividends declared and payable on the grantee’s unvested and outstanding equity incentive awards. In the case of RSUs, DERs are paid in cash within 60 days of the quarterly dividend payment date based on the number of unvested and outstanding RSUs held by the grantee on the applicable dividend record date. In the event that an RSU is forfeited, the related DERs which have not yet been paid shall be forfeited.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
The following table summarizes the activity related to RSUs for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021		2020
	Units	Weighted Average Grant Date Fair Market Value	Units	Weighted Average Grant Date Fair Market Value
Outstanding at Beginning of Period	—	$—	—	$—
Granted	1,336,717	7.10	—	—
Vested	—	—	—	—
Forfeited	—	—	—	—
Outstanding at End of Period	1,336,717	$7.10	—	$—

Performance Share Units
During the six months ended June 30, 2021, the Company granted 511,473 target number of PSUs to certain eligible employees pursuant to the terms of the 2021 Plan and the associated award agreements. The estimated fair value of these awards was $8.67 per share on grant date, which was determined using a Monte Carlo simulation. The PSUs will vest promptly following the completion of a three year performance period, as long as such grantee complies with the terms and conditions of the applicable PSU award agreement. The number of underlying shares of common stock that vest and that the grantee becomes entitled to receive at the time of vesting will be determined based on the level of achievement of certain Company performance goals during the performance period and will generally range from 0% to 200% of the target number of PSUs granted. The PSUs entitle the grantee to DERs during the vesting period, which accrue in the form of additional PSUs reflecting the value of any dividends declared on the Company’s common stock during the vesting period. In the event that a PSU is forfeited, the related accrued DERs shall be forfeited.
The following table summarizes the activity related to PSUs for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021		2020
	Target Units	Weighted Average Grant Date Fair Market Value	Target Units	Weighted Average Grant Date Fair Market Value
Outstanding at Beginning of Period	—	$—	—	$—
Granted	511,473	8.67	—	—
Vested	—	—	—	—
Forfeited	(73,077)	(8.67)	—	—
Outstanding at End of Period	438,396	$8.67	—	$—

Restricted Common Stock
During the six months ended June 30, 2021 and 2020, the Company granted 20,979 and 168,942 shares of common stock, respectively, to certain of its independent directors pursuant to the Equity Incentive Plans. The estimated fair value of these awards was $7.15 and $4.75 per share on grant date, based on the adjusted closing market price of the Company’s common stock on the NYSE on such date. The shares underlying the 2021 grants vested immediately, while the shares underlying the 2020 grants were subject to a one-year vesting period.
During the six months ended June 30, 2020, the Company granted 686,770 shares of restricted common stock, to the Company’s executive officers and other eligible individuals, pursuant to the terms of the Equity Incentive Plans and the associated award agreements. The estimated fair value of these awards was $15.23 per share on grant date, based on the adjusted closing market price of the Company’s common stock on the NYSE on such date. The shares underlying the grants vest in three equal annual installments commencing on the first anniversary of the grant date, as long as such grantee complies with the terms and conditions of the applicable restricted stock award agreement.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
The following table summarizes the activity related to restricted common stock for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021		2020
	Shares	Weighted Average Grant Date Fair Market Value	Shares	Weighted Average Grant Date Fair Market Value
Outstanding at Beginning of Period	1,221,995	$13.80	1,062,901	$15.26
Granted	20,979	7.15	855,712	13.16
Vested	(681,514)	(12.70)	(551,476)	(15.37)
Forfeited	(33,568)	(5.07)	(22,845)	(14.26)
Outstanding at End of Period	527,892	$15.50	1,344,292	$13.90

Non-Cash Equity Compensation Expense
For the three and six months ended June 30, 2021, the Company recognized compensation related to RSUs, PSUs and restricted common stock granted pursuant to the Equity Incentive Plans of $4.6 million and $6.4 million, respectively. For the three and six months ended June 30, 2020, the Company recognized compensation related to restricted common stock granted pursuant to the Equity Incentive Plans of $2.3 million and $4.6 million, respectively. As of June 30, 2021, the Company had $11.3 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 1.2 years.

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
In connection with the termination of the Management Agreement for cause, the Company reversed the $139.8 million accrued fee attributable to the non-renewal during the three months ended September 30, 2020. For the year ended December 31, 2020, the Company incurred a total of $5.7 million in contract termination costs, which includes all estimated costs incurred for legal and advisory services provided to facilitate the termination of the Management Agreement. In accordance with ASC 420, Exit or Disposal Cost Obligations, all expenses incurred for contract terminations are included within restructuring charges on the Company’s condensed consolidated statements of comprehensive (loss) income. During the three and six months ended June 30, 2020, the Company incurred $145.1 million and $145.8 million, respectively, of restructuring charges. The Company did not incur any restructuring charges during the three and six months ended June 30, 2021.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
Note 19. Income Taxes
For the three and six months ended June 30, 2021 and 2020, the Company qualified to be taxed as a REIT under the Code for U.S. federal income tax purposes. As long as the Company qualifies as a REIT, the Company generally will not be subject to U.S. federal income taxes on its taxable income to the extent it annually distributes its net taxable income to stockholders, and does not engage in prohibited transactions. The Company intends to distribute 100% of its REIT taxable income and comply with all requirements to continue to qualify as a REIT. The majority of states also recognize the Company’s REIT status. The Company’s TRSs file separate tax returns and are fully taxed as standalone U.S. C corporations. It is assumed that the Company will retain its REIT status and will incur no REIT level taxation as it intends to comply with the REIT regulations and annual distribution requirements.
During the three months ended June 30, 2021, the Company’s TRSs recognized a benefit from income taxes of $20.9 million, which was primarily due to losses recognized on MSR, offset by net gains recognized on derivative instruments held in the Company’s TRSs. During the six months ended June 30, 2021, the Company’s TRSs recognized a provision for income taxes of $1.8 million, which was primarily due to gains recognized on MSR, offset by net losses recognized on derivative instruments held in the Company’s TRSs. During the three and six months ended June 30, 2020, the Company’s TRSs recognized a benefit from income taxes of $18.2 million and $31.3 million, respectively. The benefit recognized for the three months ended June 30, 2020 was primarily due to losses recognized on MSR held in the Company’s TRSs. The benefit recognized for the six months ended June 30, 2020 was primarily due to losses recognized on MSR, offset by net gains recognized on derivative instruments held in the Company’s TRSs.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
Note 20. Earnings Per Share
The following table presents a reconciliation of the (loss) earnings and shares used in calculating basic and diluted (loss) earnings per share for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except share data)	2021	2020	2021	2020
Basic (Loss) Earnings Per Share:
Net (loss) income	$(117,960)	$(173,564)	$122,197	$(2,043,220)
Dividends on preferred stock	13,747	18,951	30,963	37,901
Dividends and undistributed earnings allocated to participating restricted stock units	227	—	484	—
Net (loss) income attributable to common stockholders, basic	$(131,934)	$(192,515)	$90,750	$(2,081,121)
Basic weighted average common shares	273,718,561	273,604,079	273,714,684	273,498,347
Basic (loss) earnings per weighted average common share	$(0.48)	$(0.70)	$0.33	$(7.61)
Diluted (Loss) Earnings Per Share:
Net (loss) income attributable to common stockholders, basic	$(131,934)	$(192,515)	$90,750	$(2,081,121)
Reallocation impact of undistributed earnings to participating restricted stock units	—	—	(11)	—
Interest expense attributable to convertible notes (1)	—	—	7,908	—
Net (loss) income attributable to common stockholders - diluted	$(131,934)	$(192,515)	$98,647	$(2,081,121)
Basic weighted average common shares	273,718,561	273,604,079	273,714,684	273,498,347
Effect of dilutive shares issued in an assumed conversion	—	—	32,284,519	—
Diluted weighted average common shares	273,718,561	273,604,079	305,999,203	273,498,347
Diluted (loss) earnings per weighted average common share	$(0.48)	$(0.70)	$0.32	$(7.61)
___________________
(1)If applicable, includes a nondiscretionary adjustment for the assumed change in the management fee calculation.

For the three months ended June 30, 2021, excluded from the calculation of diluted earnings per share is the effect of adding undistributed earnings reallocated to 954,763 weighted average participating RSUs, as their inclusion would be antidilutive. For the six months ended June 30, 2021, participating RSUs were included in the calculations of basic and diluted earnings per share under the two-class method since it was more dilutive than the alternative treasury stock method.
For the three and six months ended June 30, 2021, excluded from the calculation of diluted earnings per share is the effect of adding back $7.1 million and $5.6 million of interest expense and 48,043,744 and 13,789,691 weighted average common share equivalents, respectively, related to the assumed conversion of the Company’s convertible senior notes, as their inclusion would be antidilutive.
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
In accordance with the Management Agreement, the Company incurred $11.4 million and $26.0 million as a management fee to PRCM Advisers for the three and six months ended June 30, 2020.
Additionally, prior to the termination of the Management Agreement, the Company reimbursed PRCM Advisers for (i) the Company’s allocable share of the compensation paid by PRCM Advisers to its personnel serving as the Company’s principal financial officer and general counsel and personnel employed by PRCM Advisers as in-house legal, tax, accounting, consulting, auditing, administrative, information technology, valuation, computer programming and development and back-office resources to the Company, (ii) any amounts for personnel of PRCM Advisers’ affiliates arising under a shared facilities and services agreement, and (iii) certain costs allocated to the Company by PRCM Advisers for data services and technology. In accordance with the Management Agreement, expense reimbursements to PRCM Advisers were required to be made in cash on a quarterly basis following the end of each quarter. The Company reimbursed PRCM Advisers for direct and allocated costs incurred by PRCM Advisers on behalf of the Company of approximately $4.3 million and $16.1 million for the three and six months ended June 30, 2020.
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

Note 22. Subsequent Events
On July 14, 2021, the Company completed a public offering of 40,000,000 shares of its common stock. The underwriters purchased the shares from the Company at a price of $6.42 per share, for net proceeds to the Company of approximately $256.5 million after deducting offering expenses. In connection with the offering, the Company also granted the underwriters an option for 30 days to purchase up to an additional 6,000,000 shares of common stock.
Events subsequent to June 30, 2021 were evaluated through the date these condensed consolidated financial statements were issued and no other additional events were identified requiring further disclosure in these condensed consolidated financial statements.

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

For the three months ended June 30, 2021, our net spread realized on the portfolio was higher than the prior quarter due primarily to higher MSR servicing income, net of estimated amortization, and lower servicing expenses. Cost of financing was higher as a result of increased use of MSR financing, which carry higher rates relative to Agency RMBS financing, as well as the issuance of additional convertible notes in the first quarter of 2021, offset by lower interest rates on RMBS financing. The following table provides the average annualized yield on our assets for the three months ended June 30, 2021, and the four immediately preceding quarters:

	Three Months Ended
	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020
Average annualized portfolio yield (1)	2.72%	2.25%	2.26%	2.42%	2.84%
Cost of financing (2)	0.79%	0.60%	0.50%	0.64%	2.61%
Net spread	1.93%	1.65%	1.76%	1.78%	0.23%
____________________
(1)Average annualized yield includes interest income on Agency RMBS and non-Agency securities and MSR servicing income, net of estimated amortization, and servicing expenses.
(2)Cost of financing includes swap interest rate spread and amortization of upfront payments made or received upon entering.

We seek to deploy moderate leverage as part of our investment strategy. We generally finance our Agency RMBS securities through short- and long-term borrowings structured as repurchase agreements. We also finance our MSR through revolving credit facilities, repurchase agreements, term notes payable and convertible senior notes.
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

Fair Value Measurement
A significant portion of our assets and liabilities are reported at fair value and, therefore, our condensed consolidated balance sheets and statements of comprehensive (loss) income are significantly affected by fluctuations in market prices. At June 30, 2021, approximately 79.4% of our total assets, or $9.9 billion, consisted of financial instruments recorded at fair value. See Note 10 - Fair Value to the condensed consolidated financial statements, included in this Quarterly Report on Form 10-Q, for descriptions of valuation methodologies used to measure material assets and liabilities at fair value and details of the valuation models, key inputs to those models and significant assumptions utilized. Although we execute various hedging strategies to mitigate our exposure to changes in fair value, we cannot fully eliminate our exposure to volatility caused by fluctuations in market prices.
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
Considerable judgment is used in forming conclusions and estimating inputs to our Level 3 fair value measurements. Level 3 inputs such as interest rate movements, prepayments speeds, credit losses and discount rates are inherently difficult to estimate. Changes to these inputs can have a significant effect on fair value measurements. Accordingly, there is no assurance that our estimates of fair value are indicative of the amounts that would be realized on the ultimate sale or exchange of these assets. At June 30, 2021, 16.2% of our total assets were classified as Level 3 fair value assets.

Market Conditions and Outlook
During the second quarter of 2021, the U.S. Federal Reserve, or the Fed, moved its overnight reverse repurchase rate from 0 to 5 basis points and term overnight indexed swap markets indicate expectations for continued low levels in the near term. Longer dated rates declined over 40 basis points, retracing more than 50 percent of the first quarter increase, while shorter term rates were up slightly. The Fed has maintained its monthly pace of net purchasing $40 billion of MBS and $80 billion of U.S. Treasuries but has started to discuss tapering these purchases as inflation has exceeded expectations and the labor market has continued to make progress towards the Fed’s goals. The current pace of asset purchases has kept spreads on current coupon MBS near record tight levels. We expect the reduced pace of future purchases, which is likely to be announced later this year, to cause current coupon spreads to widen off their current tight levels. The spread between primary and secondary mortgage rates was largely unchanged in the second quarter despite significantly lower rates. Prepayment rates on MBS remain at elevated levels and are likely to increase as primary rates declined approximately 25 basis points throughout the second quarter.
The economic outlook for the remainder of 2021 and beyond remains uncertain and will be heavily dependent on the path of inflation, fiscal policy and the Fed’s ability to navigate the transition to a less accommodative policy stance. In the housing market, the past quarter has seen a number of policy and administrative changes in the Federal Housing Finance Agency, or the FHFA, and GSEs. Sandra Thompson was named the Acting Director of the FHFA, replacing Mark Calabria. Programs announced in the quarter such as RefiNow and RefiPossible reduced the cost of refinancing for lower income borrowers, while the removal the Adverse Market Refi Fee that will take effect in August, will reduce the cost of refinancing for all borrowers when it goes into effect. The new leadership is expected to exhibit a renewed focus on expanding opportunity for distressed or low-income borrowers and we expect the policy risk around prepayment speeds for mortgage investors to stay elevated in the near term.
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
The following table provides the carrying value of our investment portfolio by product type:

(dollars in thousands)	June 30, 2021		December 31, 2020
Agency RMBS	$7,834,487	79.0%	$14,637,891	89.7%
Mortgage servicing rights	2,020,106	20.4%	1,596,153	9.8%
Agency Derivatives	50,463	0.5%	61,617	0.4%
Non-Agency securities	5,559	0.1%	13,031	0.1%
Total	$9,910,615		$16,308,692

Prepayment speeds and volatility due to interest rates
Our portfolio is subject to market risks, primarily interest rate risk and prepayment risk. We seek to offset a portion of our Agency pool market value exposure through our MSR and interest-only Agency RMBS portfolios. During periods of decreasing interest rates with rising prepayment speeds, the market value of our Agency pools generally increases and the market value of our interest-only securities and MSR generally decreases. The inverse relationship occurs when interest rates rise and prepayments fall. Although interest rates moved higher during the first quarter of 2021, they retraced lower in the second quarter of 2021 and we believe the low interest rate environment is expected to persist in the near term. Changes in home price performance, key employment metrics and government programs, among other macroeconomic factors, could cause prepayment speeds to remain fast on many RMBS, which could lead to less attractive reinvestment opportunities. Nonetheless, we believe our portfolio management approach, including our asset selection process, positions us to respond to a variety of market scenarios, including an overall faster prepayment environment.

The following table provides the three-month average constant prepayment rate, or CPR, experienced by Agency RMBS and MSR owned by us as of June 30, 2021, and the four immediately preceding quarter-ends:

	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020
Agency RMBS	32.3%	30.8%	27.0%	23.1%	19.9%
Mortgage servicing rights	29.0%	37.7%	41.2%	41.5%	35.6%

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
The following tables provide the carrying value of our Agency RMBS portfolio by underlying mortgage loan rate type:

	June 30, 2021
(dollars in thousands)	Principal/ Current Face	Carrying Value	Weighted Average CPR	% Prepayment Protected	Gross Weighted Average Coupon Rate	Amortized Cost	Allowance for Credit Losses	Weighted Average Loan Age (months)
Agency RMBS AFS:
30-Year Fixed
≤ 2.5%	$—	$—	—%	—%	—%	$—	$—	0
3.0%	1,278,481	1,356,599	19.4%	100.0%	3.7%	1,316,295	—	20
3.5%	1,206,002	1,295,416	31.8%	100.0%	4.3%	1,261,045	—	24
4.0%	2,035,962	2,218,839	37.3%	100.0%	4.6%	2,118,338	—	42
4.5%	1,792,623	1,977,125	36.7%	100.0%	5.0%	1,889,286	—	42
≥ 5.0%	409,699	459,873	38.7%	98.2%	5.9%	433,991	—	74
	6,722,767	7,307,852	33.1%	99.9%	4.6%	7,018,955	—	37
Other P&I	89,536	101,379	33.4%	—%	6.6%	99,144	—	232
Interest-only	4,274,783	425,256	17.5%	—%	3.6%	419,475	(15,154)	38
Agency Derivatives	281,473	50,463	18.2%	—%	6.7%	39,338	—	200
Total Agency RMBS	$11,368,559	$7,884,950		92.6%		$7,576,912	$(15,154)

	December 31, 2020
(dollars in thousands)	Principal/ Current Face	Carrying Value	Weighted Average CPR	% Prepayment Protected	Gross Weighted Average Coupon Rate	Amortized Cost	Allowance for Credit Losses	Weighted Average Loan Age (months)
Agency RMBS AFS:
30-Year Fixed
≤ 2.5%	$1,878,319	$2,005,269	7.7%	100.0%	3.4%	$1,977,388	$—	7
3.0%	2,359,772	2,541,676	19.3%	100.0%	3.7%	2,433,757	—	14
3.5%	3,327,048	3,636,988	28.5%	100.0%	4.2%	3,485,035	—	17
4.0%	2,642,730	2,911,556	37.5%	100.0%	4.6%	2,751,139	—	36
4.5%	2,276,487	2,538,418	34.3%	100.0%	5.0%	2,400,043	—	35
≥ 5.0%	519,976	590,044	33.6%	98.4%	5.8%	551,230	—	65
	13,004,332	14,223,951	27.4%	99.9%	4.3%	13,598,592	—	24
Other P&I	99,023	113,302	9.6%	—%	6.6%	110,002	—	226
Interest-only	3,649,556	300,638	14.0%	—%	3.5%	315,876	(17,889)	48
Agency Derivatives	318,162	61,617	16.5%	—%	6.7%	45,618	—	195
Total Agency RMBS	$17,071,073	$14,699,508		96.7%		$14,070,088	$(17,889)

Counterparty exposure and leverage ratio
We monitor counterparty exposure in our broker, banking and lending counterparties on a daily basis. We believe our broker and banking counterparties are well-capitalized organizations and we attempt to manage our cash balances across these organizations to reduce our exposure to any single counterparty.
As of June 30, 2021, we had entered into repurchase agreements with 45 counterparties, 16 of which had outstanding balances at June 30, 2021. In addition, we held short- and long-term borrowings under revolving credit facilities, long-term term notes payable and short- and long-term unsecured convertible senior notes. As of June 30, 2021, the debt-to-equity ratio funding our AFS securities, MSR and Agency Derivatives, which includes unsecured borrowings under convertible senior notes, was 3.9:1.0.
As of June 30, 2021, we held $1.3 billion in cash and cash equivalents, approximately $5.3 million of unpledged Agency securities and derivatives and $4.7 million of unpledged non-Agency securities. As a result, we had an overall estimated unused borrowing capacity on our unpledged securities of approximately $7.7 million. As of June 30, 2021, we held approximately $216.9 million of unpledged MSR and $70.3 million of unpledged servicing advances. Overall, we had unused committed borrowing capacity on MSR asset and servicing advance financing facilities of $304.0 million and $177.5 million, respectively. Generally, unused borrowing capacity may be the result of our election not to utilize certain financing, as well as delays in the timing in which funding is provided, insufficient collateral or the inability to meet lenders’ eligibility requirements for specific types of asset classes.
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
The actions taken by the Fed to purchase Agency RMBS have been successful in stabilizing this market, as spreads and prices largely recovered on these assets in the second quarter of 2020. In addition, repurchase agreement financing markets for Agency RMBS continue to function well, term markets have re-developed, and we have experienced no issues in accessing this source of funding.
Certain mortgage loan forbearance programs were announced in connection with the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act. As the servicer of record for the MSR assets in our portfolio, we may be responsible for continuing to advance principal, interest, taxes and insurance on mortgage loans that are in forbearance, delinquency or default. At June 30, 2021, 17,579 loans, or 2.2% of our MSR portfolio by loan count, were in forbearance, of which 12.8% had made their June 2021 payment and were current as of June 30, 2021. Therefore, approximately 2.0% of our portfolio by loan count was in forbearance and not current as of June 30, 2021. We are confident in our ability to meet our servicing advance obligations and have entered into a revolving credit facility to finance these advances.
Our GAAP net loss attributable to common stockholders was $131.7 million ($(0.48) per diluted weighted average share) for the three months ended June 30, 2021 and our GAAP net income attributable to common stockholders was $91.2 million ($0.32 per diluted weighted average share) for the six months ended June 30, 2021, as compared to GAAP net loss attributable to common stockholders of $192.5 million and $2.1 billion ($(0.70) and $(7.61) per diluted weighted average share) for the three and six months ended June 30, 2020.
With our accounting treatment for AFS securities, unrealized fluctuations in the market values of AFS securities, excluding Agency interest-only securities and certain securities with an allowance for credit losses, do not impact our GAAP net (loss) income or taxable income but are recognized on our condensed consolidated balance sheets as a change in stockholders’ equity under “accumulated other comprehensive income.” For the three and six months ended June 30, 2021, net unrealized losses on AFS securities recognized as other comprehensive loss, net of tax, were $62.9 million and $334.4 million, respectively. This, combined with GAAP net loss attributable to common stockholders of $131.7 million and GAAP net income attributable to common stockholders of $91.2 million for the three and six months ended June 30, 2021, respectively, resulted in comprehensive loss attributable to common stockholders of $194.6 million and $243.1 million for the three and six months ended June 30, 2021, respectively. For the three and six months ended June 30, 2020, net unrealized gains on AFS securities recognized as other comprehensive income, net of tax, were $192.8 million and net unrealized losses on AFS securities recognized as other comprehensive loss, net of tax, were $5.3 million, respectively. This, combined with GAAP net loss attributable to common stockholders of $192.5 million and $2.1 billion, resulted in comprehensive income attributable to common stockholders of $0.3 million and comprehensive loss attributable to common stockholders of $2.1 billion for the three and six months ended June 30, 2020, respectively.

Our book value per common share for U.S. GAAP purposes was $6.42 at June 30, 2021, a decrease from $7.63 per common share at December 31, 2020. For the six months ended June 30, 2021, we recognized comprehensive loss attributable to common stockholders of $243.1 million and declared common dividends of $46.8 million, which drove the overall decrease in book value.
Although some uncertainty remains regarding the future effects of the COVID-19 pandemic and the actions that may be taken by federal and state governmental authorities and GSEs in response, the Agency RMBS market has stabilized and there is more clarity regarding forbearance levels and deferral programs on Agency MSR. Our liquidity position is strong, with $1.3 billion in unrestricted cash as of June 30, 2021. Given our increased confidence, we expect to continue to deploy such capital to our target assets over time.

The following tables present the components of our comprehensive (loss) income for the three and six months ended June 30, 2021 and 2020:

(in thousands, except share data)	Three Months Ended		Six Months Ended
Income Statement Data:	June 30,		June 30,
	2021	2020	2021	2020
	(unaudited)		(unaudited)
Interest income:
Available-for-sale securities	$43,092	$105,730	$98,744	$354,414
Other	351	1,597	808	8,420
Total interest income	43,443	107,327	99,552	362,834
Interest expense:
Repurchase agreements	6,981	50,811	15,451	203,416
Revolving credit facilities	7,075	2,826	11,770	6,357
Term notes payable	3,225	3,553	6,436	8,357
Convertible senior notes	7,126	4,769	13,476	9,545
Federal Home Loan Bank advances	—	155	—	1,747
Total interest expense	24,407	62,114	47,133	229,422
Net interest income	19,036	45,213	52,419	133,412
Other (loss) income:
(Loss) gain on investment securities	(41,519)	53,492	91,349	(1,028,115)
Servicing income	112,816	112,891	219,935	243,688
(Loss) gain on servicing asset	(268,051)	(238,791)	59,387	(825,456)
Gain (loss) on interest rate swap and swaption agreements	24,648	(46,922)	9,049	(297,518)
Gain (loss) on other derivative instruments	51,312	76,606	(224,699)	(56,862)
Other income (loss)	41	66	(5,701)	864
Total other (loss) income	(120,753)	(42,658)	149,320	(1,963,399)
Expenses:
Management fees	—	11,429	—	25,979
Servicing expenses	18,680	23,947	43,627	43,852
Compensation and benefits	11,259	8,127	19,447	16,404
Other operating expenses	7,218	5,711	14,705	12,512
Restructuring charges	—	145,069	—	145,788
Total expenses	37,157	194,283	77,779	244,535
(Loss) income before income taxes	(138,874)	(191,728)	123,960	(2,074,522)
(Benefit from) provision for income taxes	(20,914)	(18,164)	1,763	(31,302)
Net (loss) income	(117,960)	(173,564)	122,197	(2,043,220)
Dividends on preferred stock	13,747	18,951	30,963	37,901
Net (loss) income attributable to common stockholders	$(131,707)	$(192,515)	$91,234	$(2,081,121)
Basic (loss) earnings per weighted average common share	$(0.48)	$(0.70)	$0.33	$(7.61)
Diluted (loss) earnings per weighted average common share	$(0.48)	$(0.70)	$0.32	$(7.61)
Dividends declared per common share	$0.17	$0.19	$0.34	$0.19
Weighted average number of shares of common stock:
Basic	273,718,561	273,604,079	273,714,684	273,498,347
Diluted	273,718,561	273,604,079	305,999,203	273,498,347

(in thousands)	Three Months Ended		Six Months Ended
Income Statement Data:	June 30,		June 30,
	2021	2020	2021	2020
	(unaudited)		(unaudited)
Comprehensive (loss) income:
Net (loss) income	$(117,960)	$(173,564)	$122,197	$(2,043,220)
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on available-for-sale securities	(62,899)	192,794	(334,352)	(5,276)
Other comprehensive (loss) income	(62,899)	192,794	(334,352)	(5,276)
Comprehensive (loss) income	(180,859)	19,230	(212,155)	(2,048,496)
Dividends on preferred stock	13,747	18,951	30,963	37,901
Comprehensive (loss) income attributable to common stockholders	$(194,606)	$279	$(243,118)	$(2,086,397)

(in thousands)	June 30, 2021	December 31, 2020
Balance Sheet Data:
	(unaudited)
Available-for-sale securities	$7,840,046	$14,650,922
Mortgage servicing rights	$2,020,106	$1,596,153
Total assets	$12,502,112	$19,515,921
Repurchase agreements	$8,350,622	$15,143,898
Revolving credit facilities	$533,519	$283,830
Term notes payable	$396,183	$395,609
Convertible senior notes	$423,742	$286,183
Total stockholders’ equity	$2,484,055	$3,088,926

Results of Operations
The following analysis focuses on financial results during the three and six months ended June 30, 2021 and 2020.
Interest Income
Interest income decreased from $107.3 million and $362.8 million for the three and six months ended June 30, 2020 to $43.4 million and $99.6 million for the same periods in 2021 due to sales of both Agency RMBS and non-Agency securities that occurred during the first quarter of 2020, further sales of some higher coupon Agency RMBS and higher amortization recognized on Agency RMBS due to prepayments.
Interest Expense
Interest expense decreased from $62.1 million and $229.4 million for the three and six months ended June 30, 2020, respectively, to $24.4 million and $47.1 million for the same periods in 2021 due to lower borrowing balances related to the sale of both Agency RMBS and non-Agency securities that occurred during the first quarter of 2020 and a lower interest rate environment.

Net Interest Income
The following tables present the components of interest income and average annualized net asset yield earned by asset type, the components of interest expense and average annualized cost of funds on borrowings incurred by liability and/or collateral type, and net interest income and average annualized net interest rate spread for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
(dollars in thousands)	Average Balance (1)	Interest Income/Expense	Net Yield/Cost of Funds (2)	Average Balance (1)	Interest Income/Expense	Net Yield/Cost of Funds (2)
Interest-earning assets:
Available-for-sale securities	$9,073,951	$43,092	1.9%	$10,512,788	$98,744	1.9%
Other	—	351	—%	—	808	—%
Total interest income/net asset yield	$9,073,951	$43,443	1.9%	$10,512,788	$99,552	1.9%
Interest-bearing liabilities:
Borrowings collateralized by:
Available-for-sale securities	$9,649,189	$5,687	0.2%	$11,217,274	$14,051	0.3%
Agency derivatives (3)	44,067	89	0.8%	46,645	195	0.8%
Mortgage servicing rights and advances (4)	1,012,706	11,505	4.5%	909,365	19,411	4.3%
Unsecured borrowings:
Convertible senior notes	423,613	7,126	6.7%	399,852	13,476	6.7%
Total interest expense/cost of funds	$11,129,575	$24,407	0.9%	$12,573,136	47,133	0.7%
Net interest income/spread (5)		$19,036	1.0%		$52,419	1.2%

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
(dollars in thousands)	Average Balance (1)	Interest Income/Expense	Net Yield/Cost of Funds (2)	Average Balance (1)		Interest Income/Expense	Net Yield/Cost of Funds (2)
Interest-earning assets
Available-for-sale securities	$16,861,604	$105,730	2.5%	$23,538,072		$354,414	3.0%
Other	—	1,597	—%	4,152		8,420	3.8%
Total interest income/net asset yield	$16,861,604	$107,327	2.5%	$23,542,224	23542224	$362,834	3.1%
Interest-bearing liabilities
Borrowings collateralized by:
Available-for-sale securities	$17,099,037	$50,518	1.2%	$23,000,387		$202,116	1.8%
Agency derivatives (3)	51,967	236	1.8%	51,057		572	2.2%
Mortgage servicing rights (4)	685,263	6,591	3.8%	795,257		17,189	4.3%
Unsecured borrowings:
Convertible senior notes	285,422	4,769	6.7%	285,284		9,545	6.7%
Total interest expense/cost of funds	$18,121,689	$62,114	1.4%	$24,131,985		$229,422	1.9%
Net interest income/spread (5)		$45,213	1.1%			$133,412	1.2%
____________________
(1)Average asset balance represents average amortized cost on AFS securities and average unpaid principal balance, adjusted for purchase price changes, on other assets.
(2)Cost of funds does not include the accrual and settlement of interest associated with interest rate swaps. In accordance with U.S. GAAP, those costs are included in gain (loss) on interest rate swap and swaption agreements in the condensed consolidated statements of comprehensive (loss) income. For the three and six months ended June 30, 2021, our total average cost of funds on the assets assigned as collateral for borrowings shown in the table above, including interest spread expense associated with interest rate swaps, was 0.8% and 0.7%, respectively, compared to 0.1% and 1.6% for the same periods in 2020.
(3)Yields on Agency Derivatives not shown as interest income is included in gain (loss) on other derivative instruments in the condensed consolidated statements of comprehensive (loss) income.
(4)Yields on mortgage servicing rights not shown as these assets do not earn interest.
(5)Net interest spread does not include the accrual and settlement of interest associated with interest rate swaps. In accordance with U.S. GAAP, those costs are included in gain (loss) on interest rate swap and swaption agreements in the condensed consolidated statements of comprehensive (loss) income. For the three and six months ended June 30, 2021, our total average net interest rate spread on the assets and liabilities shown in the table above, including interest spread expense associated with interest rate swaps, was 1.1% and 1.2%, respectively, compared to 2.5% and 1.4% for the same periods in 2020.

The decrease in yields on AFS securities for the three and six months ended June 30, 2021, as compared to the same periods in 2020, was predominantly driven by the sale of substantially all legacy non-Agencies during the first quarter of 2020 as well as sales of Agency pools with higher yields. The decrease in cost of funds associated with the financing of AFS securities for the three and six months ended June 30, 2021, as compared to the same periods in 2020, was also a result of the sale of non-Agencies as well as decreases in the borrowing rates offered by financing counterparties.
The decrease in cost of funds associated with the financing of Agency Derivatives for the three and six months ended June 30, 2021, as compared to the same periods in 2020, was the result of decreases in the borrowing rates offered by counterparties.
The increase in cost of funds associated with the financing of MSR assets and related servicing advance obligations for the three and six months ended June 30, 2021, as compared to the same periods in 2020, was due to an increase in the use of revolving credit facility and repurchase agreement financing versus term notes financing, which carry lower rates, as well as an increase in amortization of deferred debt issuance costs on this financing. During the year ended December 31, 2020, we entered into a new revolving credit facility to finance our servicing advance obligations, which are included in other assets on our condensed consolidated balance sheets.
Our convertible senior notes due 2022 were issued in January 2017. Our convertible senior notes due 2026 were issued in February 2021, and a portion of the proceeds from the offering were used to partially repurchase our senior notes due 2022. Both convertible senior notes due 2022 and 2026 are unsecured and pay interest semiannually at a rate of 6.25% per annum. The cost of funds associated with our convertible senior notes for the three and six months ended June 30, 2021, as compared to the same periods in 2020, was consistent.
The following tables present the components of the yield earned on our AFS securities portfolio as a percentage of our average amortized cost of securities for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2021	2020	2021	2020
Gross yield/stated coupon	4.7%	4.0%	4.4%	3.9%
Net (premium amortization) discount accretion	(2.8)%	(1.5)%	(2.5)%	(0.9)%
Net yield (1)	1.9%	2.5%	1.9%	3.0%
____________________
(1)Excludes Agency Derivatives. For the three and six months ended June 30, 2021, the average annualized net yield on total RMBS, including Agency Derivatives, was 1.9%, compared to 3.0% for the same period in 2020. Yields have not been adjusted for cost of delay and cost to carry purchase premiums.

(Loss) Gain On Investment Securities
The following tables present the components of (loss) gain on investment securities for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
(in thousands)	Available-For-Sale Securities	Trading Securities	Total	Available-For-Sale Securities	Trading Securities	Total
Proceeds from sales	$2,549,602	$—	$2,549,602	$4,600,545	$—	$4,600,545
Amortized cost of securities sold	(2,532,087)	—	(2,532,087)	(4,516,832)	—	(4,516,832)
Total realized gains on sales	17,515	—	17,515	83,713	—	83,713
Provision for credit losses	(7,392)	—	(7,392)	(6,257)	—	(6,257)
Other	(51,642)	—	(51,642)	13,893	—	13,893
(Loss) gain on investment securities	$(41,519)	$—	$(41,519)	$91,349	$—	$91,349

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
(in thousands)	Available-For-Sale Securities	Trading Securities	Total	Available-For-Sale Securities	Trading Securities	Total
Proceeds from sales	$1,383,118	$—	$1,383,118	16,969,870	$1,053,477	$18,023,347
Amortized cost of securities sold	(1,326,218)	—	(1,326,218)	(17,947,686)	(1,052,500)	(19,000,186)
Total realized gains (losses) on sales	56,900	—	56,900	(977,816)	977	(976,839)
Provision for credit losses	(1,193)	—	(1,193)	(46,831)	—	(46,831)
Other	(2,215)	—	(2,215)	(4,445)	—	(4,445)
Gain (loss) on investment securities	$53,492	$—	$53,492	$(1,029,092)	$977	$(1,028,115)

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
Subsequent to the adoption of Topic 326 on January 1, 2020, the Company uses a discounted cash flow method to estimate and recognize an allowance for credit losses on AFS securities, as detailed in Note 2 to the condensed consolidated financial statements, included under Item 1 of this Quarterly Report on Form 10-Q. Subsequent adverse or favorable changes in expected cash flows are recognized immediately in earnings as a provision for or reversal of provision for credit losses (within (loss) gain on investment securities).
The majority of the “other” component of (loss) gain on investment securities is related to changes in unrealized gains (losses) on Agency interest-only mortgage-backed securities. For the three months ended June 30, 2021, the unrealized losses recognized were primarily due to faster prepayment assumption. For the six months ended June 30, 2021, the unrealized gains recognized were primarily due to slower prepayment assumption.
Servicing Income
The following table presents the components of servicing income for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2021	2020	2021	2020
Servicing fee income	$111,083	$104,463	$216,248	$222,354
Ancillary and other fee income	622	476	1,238	997
Float income	1,111	7,952	2,449	20,337
Total	$112,816	$112,891	$219,935	$243,688

For the three months ended June 30, 2021, as compared to the same period in 2020, servicing income was consistent. The decrease in servicing income for the six months ended June 30, 2021, as compared to the same period in 2020, was the result of lower servicing fee income as a result of a lower portfolio balance due to prepayments and deferred servicing fee income for loans in forbearance as a result of COVID-19. Additionally, the decrease in float income was the result of decreased float earning rates.

(Loss) Gain on Servicing Asset
The following table presents the components of (loss) gain on servicing asset for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2021	2020	2021	2020
Changes in fair value due to changes in valuation inputs or assumptions used in the valuation model	$(72,910)	$(111,013)	$428,783	$(611,776)
Changes in fair value due to realization of cash flows (runoff)	(195,141)	(127,778)	(369,396)	(213,680)
(Loss) gain on servicing asset	$(268,051)	$(238,791)	$59,387	$(825,456)

The increase in loss on servicing asset for the three months ended June 30, 2021, as compared to the same period in 2020, was driven by higher portfolio runoff, offset by a decrease in expected prepayment speed assumptions used in the fair valuation of MSR. The increase in gain (decrease in loss) on servicing asset for the six months ended June 30, 2021, as compared to the same period in 2020, was driven by favorable change in valuation assumptions used in the fair market valuation of MSR, including the impact of acquiring MSR at a cost below fair value, offset by increased portfolio runoff during the six months ended June 30, 2021.
Gain (Loss) on Interest Rate Swap and Swaption Agreements
The following table summarizes the net interest spread and gains and losses associated with our interest rate swap and swaption positions recognized during the three and six months ended June 30, 2021 and 2020:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2021	2020	2021	2020
Net interest spread	$2,399	$(56,331)	$4,049	$(68,946)
Early termination, agreement maturation and option expiration gains (losses)	8,642	(747,055)	2,292	(385,202)
Change in unrealized gain on interest rate swap and swaption agreements, at fair value	13,607	756,464	2,708	156,630
Gain (loss) on interest rate swap and swaption agreements	$24,648	$(46,922)	$9,049	$(297,518)

Net interest spread recognized for the accrual and/or settlement of the net interest expense associated with our interest rate swaps results from receiving either a floating interest rate (LIBOR or the OIS rate) or a fixed interest rate and paying either a fixed interest rate or a floating interest rate (LIBOR or the OIS rate) on positions held to economically hedge/mitigate portfolio interest rate exposure (or duration) risk. We may elect to terminate certain swaps and swaptions to align with our investment portfolio, agreements may mature or options may expire resulting in full settlement of our net interest spread asset/liability and the recognition of realized gains and losses, including early termination penalties. During the second quarter of 2020, we elected to terminate certain swaps and swaptions in order to adjust the total notional and fixed interest rates on these instruments, as a result of adjustments made to our investment portfolio and changes in interest rates. The change in fair value of interest rate swaps and swaptions during the three and six months ended June 30, 2021 and 2020 was a result of changes to floating interest rates (LIBOR or the OIS rate), the swap curve and corresponding counterparty borrowing rates. Since swaps and swaptions are used for purposes of hedging our interest rate exposure, their unrealized valuation gains and losses (excluding the reversal of unrealized gains and losses to realized gains and losses upon termination, maturation or option expiration) are generally offset by unrealized losses and gains in our Agency RMBS AFS portfolio, which are recorded either directly to stockholders’ equity through other comprehensive (loss) income, net of tax, or to (loss) gain on investment securities, in the case of Agency interest-only mortgage-backed securities.

Gain (Loss) on Other Derivative Instruments
The following table provides a summary of the total net gains (losses) recognized on other derivative instruments we hold for purposes of both hedging and non-hedging activities, principally TBAs, U.S. Treasury and Eurodollar futures and inverse interest-only securities during the three and six months ended June 30, 2021 and 2020:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2021	2020	2021	2020
Interest income, net of accretion, on inverse interest-only securities	$1,309	$2,659	$3,184	$4,556
Realized and unrealized net gains (losses) on other derivative instruments (1)	50,003	73,947	(227,883)	(61,418)
Gain (loss) on other derivative instruments	$51,312	$76,606	$(224,699)	$(56,862)
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

Expenses
The following table presents the components of expenses, other than restructuring charges, for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except share data)	2021	2020	2021	2020
Management fees	$—	$11,429	$—	$25,979
Servicing expenses	$18,680	$23,947	$43,627	$43,852
Operating expenses:
Compensation and benefits:
Non-cash equity compensation expenses	$4,611	$2,315	$6,401	$4,630
All other compensation and benefits	6,648	5,812	13,046	11,774
Total compensation and benefits	$11,259	$8,127	$19,447	$16,404
Other operating expenses:
Nonrecurring expenses	$1,397	$—	$3,368	$—
All other operating expenses	5,821	5,711	11,337	12,512
Total other operating expenses	$7,218	$5,711	$14,705	$12,512
Annualized operating expense ratio	2.8%	1.9%	2.4%	1.6%
Annualized operating expense ratio, excluding non-cash equity compensation and other nonrecurring expenses	1.9%	1.6%	1.7%	1.3%

Prior to the termination of the Management Agreement on August 14, 2020, a management fee was payable to PRCM Advisers under the agreement. The management fee was calculated based on our stockholders’ equity with certain adjustments outlined in the management agreement.
We incur servicing expenses generally related to the subservicing of MSR. The decrease in servicing expenses during the three months ended June 30, 2021, as compared to the same period in 2020, was a result of a decrease in loan forbearance and adjustments for preliquidation claims. For the six months ended June 30, 2021, as compared to the same period in 2020, servicing expenses were consistent.

Prior to the termination of the Management Agreement, included in compensation and benefits and other operating expenses were direct and allocated costs incurred by PRCM Advisers on our behalf and reimbursed by us. For the three and six months ended June 30, 2020 these direct and allocated costs totaled approximately $4.3 million and $16.1 million, respectively. Included in these reimbursed costs was compensation paid to employees of an affiliate of PRCM Advisers serving as our principal financial officer and general counsel of $0.2 million and $1.3 million respectively for the three and six months ended June 30, 2020. Prior to termination of the Management Agreement, the allocation of compensation paid to employees of an affiliate of PRCM Advisers serving as our principal financial officer and general counsel was based on time spent overseeing our activities in accordance with the Management Agreement; we did not reimburse PRCM Advisers for any expenses related to the compensation of our chief executive officer or chief investment officer. Additionally, included in compensation and benefits is non-cash equity compensation expense, which represents amortization of the restricted stock awarded to our independent directors, executive officers and other eligible individuals. Included in non-cash equity compensation expense for the three and six months ended June 30, 2020 was amortization of restricted stock awarded to our executive officers, including our chief executive officer, chief investment officer, principal financial officer and general counsel of $1.1 million and $2.1 million, respectively.
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
In connection with the termination of the Management Agreement, we reversed the $139.8 million accrued termination fee during the three months ended September 30, 2020. For the year ended December 31, 2020, we incurred a total of $5.7 million in contract termination costs, which includes all estimated costs incurred for legal and advisory services provided to facilitate the termination of the Management Agreement. In accordance with Accounting Standards Codification (ASC) 420, Exit or Disposal Cost Obligations, all contract termination costs are included within restructuring charges on our condensed consolidated statements of comprehensive (loss) income. During the three and six months ended June 30, 2020, we incurred $145.1 million and $145.8 million, respectively, of restructuring charges. We did not incur any restructuring charges during the three and six months ended June 30, 2021.
Income Taxes
During the three months ended June 30, 2021, our TRSs recognized a benefit from income taxes of $20.9 million, which was primarily due to losses recognized on MSR, offset by net gains recognized on derivative instruments held in the TRSs. During the six months ended June 30, 2021, our TRSs recognized a provision for income taxes of $1.8 million, which was primarily due to gains recognized on MSR, offset by net losses recognized on derivative instruments held in the TRSs. During the three and six months ended June 30, 2020, our TRSs recognized a benefit from income taxes of $18.2 million and $31.3 million respectively. The benefit recognized for the three months ended June 30, 2020 was primarily due to losses recognized on MSR held in our TRSs. The benefit recognized for the six months ended June 30, 2020 was primarily due to losses recognized on MSR, offset by net gains recognized on derivative instruments held in our TRSs.

Financial Condition
Available-for-Sale Securities, at Fair Value
The majority of our AFS investment securities portfolio is comprised of fixed rate Agency mortgage-backed securities backed by single-family and multi-family mortgage loans. We also hold $5.6 million in tranches of mortgage-backed and asset-backed P&I and interest-only non-Agency securities. All of our P&I Agency RMBS AFS are Fannie Mae or Freddie Mac mortgage pass-through certificates or collateralized mortgage obligations that carry an implied rating of “AAA,” or Ginnie Mae mortgage pass-through certificates, which are backed by the guarantee of the U.S. government. The majority of these securities consist of whole pools in which we own all of the investment interests in the securities.
The table below summarizes certain characteristics of our Agency RMBS AFS at June 30, 2021:

	June 30, 2021
(dollars in thousands, except purchase price)	Principal/ Current Face	Net (Discount) Premium	Amortized Cost	Allowance for Credit Losses	Unrealized Gain	Unrealized Loss	Carrying Value	Weighted Average Coupon Rate	Weighted Average Purchase Price
P&I securities	$6,812,303	$305,796	$7,118,099	$—	$291,473	$(341)	$7,409,231	3.97%	$105.03
Interest-only securities	4,274,783	419,475	419,475	(15,154)	30,561	(9,626)	425,256	2.86%	$14.03
Total	$11,087,086	$725,271	$7,537,574	$(15,154)	$322,034	$(9,967)	$7,834,487

Our three-month average constant prepayment rate, or CPR, experienced by Agency RMBS AFS owned by us as of June 30, 2021, on an annualized basis, was 32.3%.
Mortgage Servicing Rights, at Fair Value
One of our wholly owned subsidiaries has approvals from Fannie Mae and Freddie Mac to own and manage MSR, which represent the right to control the servicing of mortgage loans. We do not directly service mortgage loans, and instead contract with appropriately licensed subservicers to handle substantially all servicing functions in the name of the subservicer for the loans underlying our MSR. As of June 30, 2021, our MSR had a fair market value of $2.0 billion.
As of June 30, 2021, our MSR portfolio included MSR on 784,334 loans with an unpaid principal balance of approximately $185.2 billion. The following tables summarize certain characteristics of the loans underlying our MSR by gross weighted average coupon rate types and ranges at June 30, 2021:

	June 30, 2021
(dollars in thousands)	Number of Loans	Unpaid Principal Balance	% Fannie Mae	Gross Weighted Average Coupon Rate	Weighted Average Loan Age (months)	Weighted Average Original FICO	Weighted Average Original LTV	60+ Day Delinquencies	3-Month CPR	Net Servicing Fee (bps)
30-Year Fixed:
≤ 3.25%	161,009	$54,154,835	49.5%	2.9%	7	768	71.4%	0.3%	7.5%	25.6
> 3.25 - 3.75%	154,486	40,599,280	62.5%	3.4%	28	759	73.9%	1.2%	27.7%	26.3
> 3.75 - 4.25%	149,732	32,449,883	63.9%	3.9%	49	755	76.0%	3.3%	41.2%	27.5
> 4.25 - 4.75%	100,082	18,906,967	65.9%	4.4%	51	739	77.9%	5.7%	45.8%	26.5
> 4.75 - 5.25%	50,197	8,589,943	67.2%	4.9%	45	724	79.3%	7.7%	46.3%	27.6
> 5.25%	20,400	2,958,553	70.2%	5.5%	44	706	79.4%	10.4%	44.3%	30.6
	635,906	157,659,461	59.1%	3.6%	29	756	74.3%	2.4%	30.0%	26.5
15-Year Fixed:
≤ 2.25%	10,336	3,543,357	91.0%	2.0%	4	778	58.9%	0.1%	4.9%	25.0
> 2.25 - 2.75%	32,964	8,400,083	67.4%	2.4%	9	776	58.9%	0.2%	12.9%	25.5
> 2.75 - 3.25%	47,013	8,037,948	70.3%	2.9%	38	769	61.8%	0.7%	25.5%	26.1
> 3.25 - 3.75%	31,530	4,180,274	71.4%	3.4%	51	758	64.7%	1.8%	31.5%	27.5
> 3.75 - 4.25%	15,066	1,697,354	64.5%	3.9%	49	744	65.3%	2.7%	31.9%	29.0
> 4.25%	7,651	735,194	62.5%	4.5%	40	729	66.1%	3.2%	35.3%	31.1
	144,560	26,594,210	71.7%	2.8%	27	768	61.3%	0.8%	22.0%	26.3
Total ARMs	3,868	956,067	63.2%	3.1%	49	762	68.1%	3.6%	41.4%	25.2
Total	784,334	$185,209,738	61.0%	3.5%	29	758	72.4%	2.2%	29.0%	26.5

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
At June 30, 2021, borrowings under repurchase agreements, revolving credit facilities, term notes payable and convertible senior notes had the following characteristics:

(dollars in thousands)	June 30, 2021
Borrowing Type	Amount Outstanding	Weighted Average Borrowing Rate	Weighted Average Years to Maturity
Repurchase agreements	$8,350,622	0.28%	0.2
Revolving credit facilities	533,519	3.68%	1.2
Term notes payable	396,183	2.89%	3.0
Convertible senior notes (1)	423,742	6.25%	3.2
Total	$9,704,066	0.84%	0.5

(dollars in thousands)	June 30, 2021
Collateral Type	Amount Outstanding	Weighted Average Borrowing Rate	Weighted Average Haircut on Collateral Value
Agency RMBS	$8,181,645	0.22%	4.7%
Non-Agency securities	1,196	1.85%	34.0%
Agency Derivatives	42,781	0.79%	21.3%
Mortgage servicing rights	1,032,202	3.43%	28.6%
Mortgage servicing advances	22,500	3.16%	12.3%
Other (1)	423,742	6.25%	NA
Total	$9,704,066	0.84%	7.2%
____________________
(1)Includes unsecured convertible senior notes due 2022 and 2026 paying interest semiannually at a rate of 6.25% per annum on the aggregate principal amount of $431.3 million.

As of June 30, 2021, the debt-to-equity ratio funding our AFS securities, MSR, servicing advances and Agency Derivatives, which includes unsecured borrowings under convertible senior notes, was 3.9:1.0. We believe the current degree of leverage within our portfolio helps ensure that we have access to unused borrowing capacity, thus supporting our liquidity and the strength of our balance sheet.

The following table provides a summary of our borrowings under repurchase agreements, revolving credit facilities, term notes payable, convertible senior notes and (previously held) FHLB advances, our net TBA notional amounts and our debt-to-equity ratios for the three months ended June 30, 2021, and the four immediately preceding quarters:

(dollars in thousands)
For the Three Months Ended	Quarterly Average	End of Period Balance	Maximum Balance of Any Month-End	End of Period Total Borrowings to Equity Ratio	End of Period Net Long (Short) TBA Notional	End of Period Economic Debt-to-Equity Ratio (1)
June 30, 2021	$11,129,575	$9,704,066	$12,837,520	3.9:1.0	$6,854,000	6.5:1.0
March 31, 2021	$14,016,694	$12,938,748	$14,525,894	4.8:1.0	$4,800,000	6.4:1.0
December 31, 2020	$16,431,516	$16,109,520	$16,842,273	5.2:1.0	$5,197,000	6.8:1.0
September 30, 2020	$17,702,696	$17,332,697	$17,896,976	5.7:1.0	$6,236,000	7.7:1.0
June 30, 2020	$18,121,689	$17,938,992	$18,062,737	6.3:1.0	$3,236,000	7.4:1.0
____________________
(1)Defined as total borrowings under repurchase agreements, revolving credit facilities, term notes payable, convertible senior notes and (previously held) FHLB advances, plus implied debt on net TBA notional, divided by total equity.

Equity
The tables below provide details of our changes in stockholders’ equity from March 31, 2021 to June 30, 2021 as well as a reconciliation of comprehensive income and GAAP net income to non-GAAP measures:

(dollars in millions, except per share amounts)	Book Value	Common Shares Outstanding	Common Book Value Per Share
Common stockholders' equity at March 31, 2021	$1,994.4	273.7	$7.29
Core Earnings, net of tax benefit of $0.8 million ⁽¹⁾	65.2
Dividends on preferred stock	(13.7)
Core Earnings attributable to common stockholders, net of tax benefit of $0.8 million ⁽¹⁾	51.5
Realized and unrealized gains and losses, net of tax benefit of $20.1 million	(183.2)
Other comprehensive loss, net of tax	(62.9)
Dividend declaration	(46.7)
Other	4.6	—
Issuance of common stock, net of offering costs	0.1	—
Common stockholders' equity at June 30, 2021	$1,757.8	273.7	$6.42
Total preferred stock liquidation preference	726.3
Total equity at June 30, 2021	$2,484.1

Three Months Ended
(in millions)	June 30, 2021
Comprehensive loss attributable to common stockholders	$(194.6)
Adjustment for other comprehensive loss attributable to common stockholders:
Unrealized losses on available-for-sale securities	62.9
Net loss attributable to common stockholders	(131.7)
Adjustments for non-Core Earnings:
Realized gains on investment securities	(15.5)
Unrealized losses on investment securities	49.6
Provision for credit losses on investment securities	7.4
Realized and unrealized losses on mortgage servicing rights	202.7
Realized gain on termination or expiration of interest rate swaps and swaptions	(8.7)
Unrealized gain on interest rate swaps and swaptions	(13.6)
Realized and unrealized gains on other derivative instruments	(24.7)
Change in servicing reserves	0.1
Non-cash equity compensation expense	4.6
Other nonrecurring expenses	1.4
Benefit from income taxes on non-Core Earnings	(20.1)
Core Earnings attributable to common stockholders (1)	$51.5
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
As of June 30, 2021, we held $1.3 billion in cash and cash equivalents available to support our operations; $9.9 billion of AFS securities, MSR, and derivative assets held at fair value; and $9.7 billion of outstanding debt in the form of repurchase agreements, borrowings under revolving credit facilities, term notes payable and convertible senior notes. During the three and six months ended June 30, 2021, the debt-to-equity ratio funding our AFS securities, MSR and Agency Derivatives, which includes unsecured borrowings under convertible senior notes, decreased from 4.8:10 to 3.9:1.0 and decreased from 5.2:1.0 to 3.9:1.0, respectively. The decrease for both periods was driven by decreased financing on Agency RMBS due to sales and prepayments on the related assets. During the three and six months ended June 30, 2021, our economic debt-to-equity ratio funding our AFS securities, MSR and Agency Derivatives, which includes unsecured borrowings under convertible senior notes and implied debt on net TBA notional, increased from 6.4:1.0 to 6.5:1.0 and decreased from 6.8:1.0 to 6.5:1.0, respectively.

As of June 30, 2021, we held approximately $5.3 million of unpledged Agency securities and derivatives and $4.7 million of unpledged non-Agency securities. As a result, we had an overall estimated unused borrowing capacity on unpledged securities of approximately $7.7 million. As of June 30, 2021, we held approximately $216.9 million of unpledged MSR and $70.3 million of unpledged servicing advances. Overall, we had unused committed borrowing capacity on MSR asset and servicing advance financing facilities of $304.0 million and $177.5 million, respectively. Generally, unused borrowing capacity may be the result of our election not to utilize certain financing, as well as delays in the timing in which funding is provided, insufficient collateral or the inability to meet lenders’ eligibility requirements for specific types of asset classes. On a daily basis, we monitor and forecast our available, or excess, liquidity. Additionally, we frequently perform shock analyses against various market events to monitor the adequacy of our excess liquidity. If borrowing rates and/or collateral requirements change in the near term, we believe we are subject to less earnings volatility than a more leveraged organization.
During the six months ended June 30, 2021, we did not experience any material issues accessing our funding sources, although the balance sheet capacity of some counterparties has tightened due to compliance with the Basel III regulatory capital reform rules as well as the management of perceived risk in the current market environment due to the COVID-19 pandemic. We expect ongoing sources of financing to be primarily repurchase agreements, revolving credit facilities, term notes payable, convertible notes and similar financing arrangements. We plan to finance our assets with a moderate amount of leverage, the level of which may vary based upon the particular characteristics of our portfolio and market conditions.
As of June 30, 2021, we had master repurchase agreements in place with 45 counterparties (lenders), the majority of which are U.S. domiciled financial institutions, and we continue to evaluate additional counterparties to manage and optimize counterparty risk. Under our repurchase agreements, we are required to pledge additional assets as collateral to our lenders when the estimated fair value of the existing pledged collateral under such agreements declines and such lenders, through a margin call, demand additional collateral. Lenders generally make margin calls because of a perceived decline in the value of our assets collateralizing the repurchase agreements. This may occur following the monthly principal reduction of assets due to scheduled amortization and prepayments on the underlying mortgages, or may be caused by changes in market interest rates, a perceived decline in the market value of the investments and other market factors. To cover a margin call, we may pledge additional assets or cash. At maturity, any cash on deposit as collateral is generally applied against the repurchase agreement balance, thereby reducing the amount borrowed. Should the value of our assets suddenly decrease, significant margin calls on our repurchase agreements could result, causing an adverse change in our liquidity position.
The following table summarizes our repurchase agreements and counterparty geographical concentration at June 30, 2021 and December 31, 2020:

	June 30, 2021			December 31, 2020
(dollars in thousands)	Amount Outstanding	Net Counterparty Exposure(1)	Percent of Funding	Amount Outstanding	Net Counterparty Exposure(1)	Percent of Funding
North America	$5,545,470	$252,823	49.4%	$9,653,053	$413,862	66.2%
Europe (2)	2,123,379	232,447	45.4%	3,413,584	117,463	18.8%
Asia (2)	681,773	26,603	5.2%	2,077,261	93,865	15.0%
Total	$8,350,622	$511,873	100.0%	$15,143,898	$625,190	100.0%
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

In addition to our master repurchase agreements to fund our Agency and non-Agency securities, we have one repurchase facility and three revolving credit facilities that provide short- and long-term financing for our MSR portfolio. We also have one revolving credit facility that provides long-term financing for our servicing advances. An overview of the facilities is presented in the table below:

(dollars in thousands)
June 30, 2021
Expiration Date (1)	Amount Outstanding	Unused Committed Capacity (2)	Unused Uncommitted Capacity	Total Capacity	Eligible Collateral
March 12, 2022	$270,099	$79,901	$350,000	$700,000	Mortgage servicing rights
March 31, 2022	$125,000	$100,000	$75,000	$300,000	Mortgage servicing rights (3)
March 20, 2024	$122,293	$102,707	$75,000	$300,000	Mortgage servicing rights (4)
January 31, 2022	$118,628	$21,372	$—	$140,000	Mortgage servicing rights
September 28, 2022	$22,500	$177,500	$—	$200,000	Mortgage servicing advances
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
(4)The revolving period of this facility ceases on March 17, 2023, at which time the facility starts a 12-month amortization period.

We are subject to a variety of financial covenants under our lending agreements. The following represent the most restrictive financial covenants across our lending agreements as of June 30, 2021:
•Total indebtedness to tangible net worth must be less than 8.0:1.0. As of June 30, 2021, our total indebtedness to tangible net worth, as defined, was 4.0:1.0.
•Cash liquidity must be greater than $200.0 million. As of June 30, 2021, our liquidity, as defined, was $1.3 billion.
•Net worth must be greater than the higher of $1.5 billion or 50% of the highest net worth during the 24 calendar months prior, measured beginning March 31, 2020. As of June 30, 2021, 50% of the highest net worth during the 24 calendar months prior, as defined, was $1.6 billion and our net worth, as defined, was $2.5 billion.
We are also subject to additional financial covenants in connection with various other agreements we enter into in the normal course of our business. We intend to continue to operate in a manner which complies with all of our financial covenants.
The following table summarizes assets at carrying values that were pledged or restricted as collateral for the future payment obligations of repurchase agreements, revolving credit facilities, term notes payable and derivative instruments at June 30, 2021 and December 31, 2020:

(in thousands)	June 30, 2021	December 31, 2020
Available-for-sale securities, at fair value	$7,830,079	$14,633,217
Mortgage servicing rights, at fair value	1,803,233	1,146,710
Restricted cash	679,479	1,126,439
Due from counterparties	6,606	21,312
Derivative assets, at fair value	50,416	61,557
Other assets	29,142	28,540
Total	$10,398,955	$17,017,775

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
The following table provides the maturities of our repurchase agreements, revolving credit facilities, term notes payable and convertible senior notes as of June 30, 2021 and December 31, 2020:

(in thousands)	June 30, 2021	December 31, 2020
Within 30 days	$2,098,610	$5,370,506
30 to 59 days	1,318,326	4,292,861
60 to 89 days	2,319,000	2,062,234
90 to 119 days	1,356,623	1,610,198
120 to 364 days	1,790,181	1,868,099
One to three years	540,976	510,013
Three to five years	280,350	395,609
Total	$9,704,066	$16,109,520

For the three months ended June 30, 2021, our restricted and unrestricted cash balance increased approximately $175.8 million to $2.1 billion at June 30, 2021. The cash movements can be summarized by the following:
•Cash flows from operating activities. For the three months ended June 30, 2021, operating activities increased our cash balances by approximately $213.8 million, primarily driven by our financial results for the quarter.
•Cash flows from investing activities. For the three months ended June 30, 2021, investing activities increased our cash balances by approximately $3.3 billion, primarily driven by net sales of and principal payments on AFS securities, offset by purchases of MSR.
•Cash flows from financing activities. For the three months ended June 30, 2021, financing activities decreased our cash balance by approximately $3.3 billion, primarily driven by net repayment of repurchase agreements due to the decreased financing on Agency RMBS as a result of sales and prepayments on the related assets.

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
We perform interest rate sensitivity analyses on various measures of our financial results and condition by examining how our assets, financing, and hedges will perform in various interest rate “shock” scenarios. Two of these measures are presented below in more detail. The first measure is change in annualized net interest income over the next 12 months, including interest spread from our interest rate swaps and float income from custodial accounts associated with our MSR. The second measure is change in value of financial position, including the value of our derivative assets and liabilities. All changes in value are measured as the change from the June 30, 2021 financial position. All projected changes in annualized net interest income are measured as the change from the projected annualized net interest income based off current performance returns.
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

The following interest rate sensitivity table displays the potential impact of instantaneous, parallel changes in interest rates of +/- 25 and +/- 50 bps on annualized net interest income and portfolio value, based on our interest sensitive financial instruments at June 30, 2021. The preceding discussion shows that the results for the 25 bps move scenarios are the best representation of our interest rate exposure, followed by those for the 50 bps move scenarios. This hierarchy reflects our localized approach to managing interest rate risk: monitoring rates and rebalancing our hedges on a day to day basis, where rate moves only rarely exceed 25 bps in either direction.

	Changes in Interest Rates
(dollars in thousands)	-50 bps	-25 bps	+25 bps	+50 bps
Change in annualized net interest income (1):	$(10,072)	$(4,886)	$4,277	$8,605
% change in net interest income (1)	(5.7)%	(2.8)%	2.4%	4.9%
Change in value of financial position:
Available-for-sale securities	$23,058	$13,636	$(18,818)	$(44,192)
As a % of common equity	1.3%	0.8%	(1.1)%	(2.5)%
Mortgage servicing rights (2)	$(266,606)	$(129,553)	$118,565	$225,449
As a % of common equity (2)	(15.2)%	(7.4)%	6.8%	12.8%
Derivatives, net	$168,337	$90,308	$(101,818)	$(213,764)
As a % of common equity	9.6%	5.1%	(5.8)%	(12.1)%
Reverse repurchase agreements	$14	$7	$(7)	$(14)
As a % of common equity	—%	—%	—%	—%
Repurchase agreements	$(9,071)	$(4,536)	$4,536	$9,040
As a % of common equity	(0.5)%	(0.2)%	0.3%	0.5%
Revolving credit facilities	$(296)	$(148)	$148	$296
As a % of common equity	—%	—%	—%	—%
Term notes payable	$(2,187)	$(875)	$437	$625
As a % of common equity	(0.1)%	—%	—%	—%
Convertible senior notes	$(2,712)	$(1,356)	$1,356	$2,675
As a % of common equity	(0.2)%	(0.1)%	0.1%	0.2%
Total Net Assets	$(89,463)	$(32,517)	$4,399	$(19,885)
As a % of total assets	(0.7)%	(0.3)%	—%	(0.2)%
As a % of common equity	(5.1)%	(1.8)%	0.3%	(1.1)%
____________________
(1)Amounts include the effect of interest spread from our interest rate swaps and float income from custodial accounts associated with our MSR, but do not reflect any potential changes to dollar roll income associated with our TBA positions, which are accounted for as derivative instruments in accordance with U.S. GAAP.
(2)Includes the effect of unsettled MSR.

Certain assumptions have been made in connection with the calculation of the information set forth in the foregoing interest rate sensitivity table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at June 30, 2021. As discussed, the analysis utilizes assumptions and estimates based on our experience and judgment. Furthermore, future purchases and sales of assets could materially change our interest rate risk profile.
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
Credit Risk
We believe that our investment strategy will generally keep our risk of credit losses low to moderate. However, we retain the risk of potential credit losses on all of the loans underlying our remaining non-Agency securities.

Item 4. Controls and Procedures
A review and evaluation was performed by our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that review and evaluation, the CEO and CFO have concluded that our current disclosure controls and procedures, as designed and implemented, were effective as of June 30, 2021. Although our CEO and CFO have determined our disclosure controls and procedures were effective at the end of the period covered by this Quarterly Report on Form 10-Q, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the reports we submit under the Exchange Act.

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
On July 21, 2020, PRCM Advisers filed a complaint against the Company in the United States District Court for the Southern District of New York, or the Court. Subsequently, PRCM Advisers filed an amended complaint, or the Federal Complaint, on September 4, 2020. The Federal Complaint alleges, among other things, the misappropriation of trade secrets in violation of both the Defend Trade Secrets Act and New York common law, breach of contract, breach of the implied covenant of good faith and fair dealing, unfair competition and business practices, unjust enrichment, conversion, and tortious interference with contract. The Federal Complaint seeks, among other things, an order enjoining the Company from making any use of or disclosing PRCM Advisers’ trade secret, proprietary, or confidential information; damages in an amount to be determined at a hearing and/or trial; disgorgement of the Company’s wrongfully obtained profits; and fees and costs incurred by PRCM Advisers in pursuing the action. On September 25, 2020, the Company filed a motion to dismiss the Federal Complaint. PRCM Advisers thereafter filed an opposition to the motion to dismiss on October 16, 2020, and on October 26, 2020, the Company filed its reply.
On June 23, 2021, the Court granted in part and denied in part the Company’s motion to dismiss. The Court dismissed PRCM Advisers’ claims challenging the termination of the Management Agreement, including PRCM Advisers’ claims for breach of contract with respect to Sections 13(a) and 15 of the Management Agreement and for breach of the implied covenant of good faith and fair dealing, as well as certain of PRCM Advisers’ other claims. The Company’s board of directors believes the Federal Complaint is without merit and that the Company has fully complied with the terms of the Management Agreement.
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
As of June 30, 2021, the Company’s condensed consolidated statements of comprehensive (loss) income do not recognize a contingency liability or disclose a range of reasonably possible loss under ASC 450 because management does not believe that a loss or expense related to the Federal Complaint or the SEC investigation is probable or reasonably estimable. If and when management believes losses associated with the Federal Complaint or the SEC investigation are a probable future event that may result in a loss or expense to the Company and the loss or expense is reasonably estimable, the Company will recognize a contingency liability and resulting loss in such period.

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
(b)None.

(c)The Company’s share repurchase program allows for the repurchase of up to an aggregate of 37,500,000 shares of the Company’s common stock. Shares may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act or by any combination of such methods. The manner, price, number and timing of share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The share repurchase program does not require the purchase of any minimum number of shares, and, subject to SEC rules, purchases may be commenced or suspended at any time without prior notice. The share repurchase program does not have an expiration date. As of June 30, 2021, we had repurchased 12,174,300 shares under the program for a total cost of $201.5 million. We did not repurchase shares during the three months ended June 30, 2021.

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

3.10	Amended and Restated Bylaws of Two Harbors Investment Corp. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 23, 2020).
10.1*	Two Harbors Investment Corp. 2021 Equity Incentive Plan (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement filed with the SEC on April 6, 2021).
10.2*
Form of Director Restricted Stock Unit Agreement under the Two Harbors Investment Corp. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the Registrant's Registration Statement on Form S-8 filed with the SEC on May 19, 2021).

10.3*
Form of Officer Restricted Stock Unit Agreement under the Two Harbors Investment Corp. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 of the Registrant's Registration Statement on Form S-8 filed with the SEC on May 19, 2021).

10.4*
Form of Officer Performance Share Unit Agreement under the Two Harbors Investment Corp. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 of the Registrant's Registration Statement on Form S-8 filed with the SEC on May 19, 2021).

10.5*
Form of Common Stock Award Agreement under the Two Harbors Investment Corp. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 of the Registrant's Registration Statement on Form S-8 filed with the SEC on May 19, 2021).

10.6*	Separation and Release Agreement, dated June 30, 2021 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 30, 2021).
31.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)
32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)
101	Financial statements from the Quarterly Report on Form 10-Q of Two Harbors Investment Corp. for the three months ended June 30, 2021, filed with the SEC on August 5, 2021, formatted in Inline XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive (Loss) Income, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements. (filed herewith)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101). (filed herewith)

_________________________
* Management or compensatory agreement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TWO HARBORS INVESTMENT CORP.
Dated:	August 5, 2021	By:	/s/ William Greenberg
William Greenberg President, Chief Executive Officer, and Chief Investment Officer (Principal Executive Officer)
Dated:	August 5, 2021	By:	/s/ Mary Riskey
Mary Riskey Chief Financial Officer (Principal Financial and Accounting Officer)