Form 10-Q
period 2021-09-30
TWO HARBORS INVESTMENT CORP.
filed 2021-11-09
CIK 1465740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: September 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-34506
TWO HARBORS INVESTMENT CORP.
(Exact Name of Registrant as Specified in Its Charter)

Maryland	27-0312904
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1601 Utica Avenue South, Suite 900
St. Louis Park,	Minnesota	55416
(Address of Principal Executive Offices)		(Zip Code)
(612) 453-4100
(Registrant’s Telephone Number, Including Area Code)
Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Exchange on Which Registered:
Common Stock, par value $0.01 per share	TWO	New York Stock Exchange
8.125% Series A Cumulative Redeemable Preferred Stock	TWO PRA	New York Stock Exchange
7.625% Series B Cumulative Redeemable Preferred Stock	TWO PRB	New York Stock Exchange
7.25% Series C Cumulative Redeemable Preferred Stock	TWO PRC	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of November 8, 2021, there were 343,905,127 shares of outstanding common stock, par value $0.01 per share, issued and outstanding.

TWO HARBORS INVESTMENT CORP.

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2021	December 31, 2020
ASSETS	(unaudited)
Available-for-sale securities, at fair value (amortized cost $6,369,038 and $14,043,175, respectively; allowance for credit losses $15,429 and $22,528, respectively)	$6,664,744	$14,650,922
Mortgage servicing rights, at fair value	2,213,312	1,596,153
Cash and cash equivalents	1,076,216	1,384,764
Restricted cash	783,974	1,261,667
Accrued interest receivable	27,676	47,174
Due from counterparties	336,554	146,433
Derivative assets, at fair value	53,044	95,937
Reverse repurchase agreements	85,000	91,525
Other assets	244,028	241,346
Total Assets (1)	$11,484,548	$19,515,921
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Repurchase agreements	$7,123,701	$15,143,898
Revolving credit facilities	420,761	283,830
Term notes payable	396,479	395,609
Convertible senior notes	424,270	286,183
Derivative liabilities, at fair value	82,895	11,058
Due to counterparties	112,255	135,838
Dividends payable	67,311	65,480
Accrued interest payable	10,523	21,666
Commitments and contingencies (see Note 15)	—	—
Other liabilities	111,465	83,433
Total Liabilities (1)	8,749,660	16,426,995
Stockholders’ Equity:
Preferred stock, par value $0.01 per share; 100,000,000 shares authorized and 29,050,000 and 40,050,000 shares issued and outstanding, respectively ($726,250 and $1,001,250 liquidation preference, respectively)	702,550	977,501
Common stock, par value $0.01 per share; 700,000,000 shares authorized and 313,900,227 and 273,703,882 shares issued and outstanding, respectively	3,139	2,737
Additional paid-in capital	5,429,155	5,163,794
Accumulated other comprehensive income	299,899	641,601
Cumulative earnings	1,214,277	1,025,756
Cumulative distributions to stockholders	(4,914,132)	(4,722,463)
Total Stockholders’ Equity	2,734,888	3,088,926
Total Liabilities and Stockholders’ Equity	$11,484,548	$19,515,921
____________________
(1)The condensed consolidated balance sheets include assets and liabilities of consolidated variable interest entities, or VIEs. At September 30, 2021 and December 31, 2020, assets of the VIEs totaled $435,434 and $496,810, and liabilities of the VIEs totaled $426,647 and $477,270, respectively. See Note 3 - Variable Interest Entities for additional information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)
(in thousands, except share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Interest income:
Available-for-sale securities	$35,837	$89,200	$134,581	$443,614
Other	203	516	1,011	8,936
Total interest income	36,040	89,716	135,592	452,550
Interest expense:
Repurchase agreements	5,761	18,652	21,212	222,068
Revolving credit facilities	5,605	2,391	17,375	8,748
Term notes payable	3,249	3,321	9,685	11,678
Convertible senior notes	7,267	4,821	20,743	14,366
Federal Home Loan Bank advances	—	—	—	1,747
Total interest expense	21,882	29,185	69,015	258,607
Net interest income	14,158	60,531	66,577	193,943
Other income (loss):
Gain (loss) on investment securities	28,642	(9,107)	119,991	(1,037,222)
Servicing income	122,960	99,114	342,895	342,802
(Loss) gain on servicing asset	(42,500)	(112,763)	16,887	(938,219)
(Loss) gain on interest rate swap and swaption agreements	(3,947)	1,401	5,102	(296,117)
(Loss) gain on other derivative instruments	(15,019)	65,596	(239,718)	8,734
Other income (loss)	—	84	(5,701)	948
Total other income (loss)	90,136	44,325	239,456	(1,919,074)
Expenses:
Management fees	—	5,759	—	31,738
Servicing expenses	21,041	26,197	64,668	70,049
Compensation and benefits	9,198	10,099	28,645	26,503
Other operating expenses	7,406	8,877	22,111	21,389
Restructuring charges	—	(139,788)	—	6,000
Total expenses	37,645	(88,856)	115,424	155,679
Income (loss) before income taxes	66,649	193,712	190,609	(1,880,810)
Provision for (benefit from) income taxes	325	(8,202)	2,088	(39,504)
Net income (loss)	66,324	201,914	188,521	(1,841,306)
Dividends on preferred stock	13,748	18,950	44,711	56,851
Net income (loss) attributable to common stockholders	$52,576	$182,964	$143,810	$(1,898,157)
Basic earnings (loss) per weighted average common share	$0.17	$0.67	$0.50	$(6.94)
Diluted earnings (loss) per weighted average common share	$0.17	$0.64	$0.49	$(6.94)
Dividends declared per common share	$0.17	$0.14	$0.51	$0.33
Weighted average number of shares of common stock:
Basic	307,773,420	273,705,785	285,192,353	273,567,998
Diluted	346,730,073	291,876,935	319,966,115	273,567,998

The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited), continued
(in thousands, except share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Comprehensive income (loss):
Net income (loss)	$66,324	$201,914	$188,521	$(1,841,306)
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on available-for-sale securities	(7,350)	36,216	(341,702)	30,940
Other comprehensive (loss) income	(7,350)	36,216	(341,702)	30,940
Comprehensive income (loss)	58,974	238,130	(153,181)	(1,810,366)
Dividends on preferred stock	13,748	18,950	44,711	56,851
Comprehensive income (loss) attributable to common stockholders	$45,226	$219,180	$(197,892)	$(1,867,217)

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

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited), continued
(in thousands)

	Preferred Stock	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Earnings	Cumulative Distributions to Stockholders	Total Stockholders’ Equity
Balance, December 31, 2020	$977,501	$2,737	$5,163,794	$641,601	$1,025,756	$(4,722,463)	$3,088,926
Net income	—	—	—	—	240,157	—	240,157
Other comprehensive loss before reclassifications, net of tax	—	—	—	(202,888)	—	—	(202,888)
Amounts reclassified from accumulated other comprehensive income, net of tax	—	—	—	(68,565)	—	—	(68,565)
Other comprehensive loss, net of tax	—	—	—	(271,453)	—	—	(271,453)
Redemption of preferred stock	(274,951)	—	—	—	—	—	(274,951)
Issuance of common stock, net of offering costs	—	—	99	—	—	—	99
Preferred dividends declared	—	—	—	—	—	(17,216)	(17,216)
Common dividends declared	—	—	—	—	—	(46,636)	(46,636)
Non-cash equity award compensation	—	—	1,790	—	—	—	1,790
Balance, March 31, 2021	702,550	2,737	5,165,683	370,148	1,265,913	(4,786,315)	2,720,716
Net loss	—	—	—	—	(117,960)	—	(117,960)
Other comprehensive loss before reclassifications, net of tax	—	—	—	(57,799)	—	—	(57,799)
Amounts reclassified from accumulated other comprehensive income, net of tax	—	—	—	(5,100)	—	—	(5,100)
Other comprehensive loss, net of tax	—	—	—	(62,899)	—	—	(62,899)
Issuance of common stock, net of offering costs	—	—	93	—	—	—	93
Preferred dividends declared	—	—	—	—	—	(13,747)	(13,747)
Common dividends declared	—	—	—	—	—	(46,759)	(46,759)
Non-cash equity award compensation	—	—	4,611	—	—	—	4,611
Balance, June 30, 2021	702,550	2,737	5,170,387	307,249	1,147,953	(4,846,821)	2,484,055
Net income	—	—	—	—	66,324	—	66,324
Other comprehensive income before reclassifications, net of tax	—	—	—	11,415	—	—	11,415
Amounts reclassified from accumulated other comprehensive income, net of tax	—	—	—	(18,765)	—	—	(18,765)
Other comprehensive loss, net of tax	—	—	—	(7,350)	—	—	(7,350)
Issuance of common stock, net of offering costs	—	400	256,211	—	—	—	256,611
Preferred dividends declared	—	—	—	—	—	(13,748)	(13,748)
Common dividends declared	—	—	—	—	—	(53,563)	(53,563)
Non-cash equity award compensation	—	2	2,557	—	—	—	2,559
Balance, September 30, 2021	$702,550	$3,139	$5,429,155	$299,899	$1,214,277	$(4,914,132)	$2,734,888

The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2021	2020
Cash Flows From Operating Activities:
Net income (loss)	$188,521	$(1,841,306)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of premiums and discounts on investment securities, net	186,006	167,609
Amortization of deferred debt issuance costs on term notes payable and convertible senior notes	2,145	1,715
Provision for credit losses on investment securities	6,416	53,931
Realized and unrealized (gains) losses on investment securities	(126,407)	983,291
(Gain) loss on servicing asset	(16,887)	938,219
Realized and unrealized loss on interest rate swaps and swaptions	3,387	227,989
Unrealized loss (gain) on other derivative instruments	104,201	(20,665)
Equity based compensation	8,960	7,487
Net change in assets and liabilities:
Decrease in accrued interest receivable	19,498	42,494
Decrease (increase) in deferred income taxes, net	3,856	(50,728)
Decrease in accrued interest payable	(11,143)	(137,322)
Change in other operating assets and liabilities, net	11,494	5,696
Net cash provided by operating activities	380,047	378,410
Cash Flows From Investing Activities:
Purchases of available-for-sale securities	(157,102)	(6,433,637)
Proceeds from sales of available-for-sale securities	5,102,894	16,969,870
Principal payments on available-for-sale securities	2,632,669	3,120,922
Purchases of trading securities	—	(1,052,500)
Proceeds from sales of trading securities	—	1,053,477
Purchases of mortgage servicing rights, net of purchase price adjustments	(632,626)	(284,456)
(Payments for) proceeds from sales of mortgage servicing rights, net	32,354	(1,822)
(Purchases) short sales of derivative instruments, net	(1,275)	(28,862)
Proceeds from sales and settlement (payments for termination and settlement) of derivative instruments, net	8,417	(91,489)
Payments for reverse repurchase agreements	(780,520)	(1,928,977)
Proceeds from reverse repurchase agreements	787,045	2,066,567
(Decrease) increase in due to counterparties, net	(213,704)	49,897
Change in other investing assets and liabilities, net	10,000	2,508
Net cash provided by investing activities	$6,788,152	$13,441,498

The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited), continued
(in thousands)

	Nine Months Ended
	September 30,
	2021	2020
Cash Flows From Financing Activities:
Proceeds from repurchase agreements	$25,612,501	$74,561,271
Principal payments on repurchase agreements	(33,632,698)	(87,332,038)
Proceeds from revolving credit facilities	296,500	143,000
Principal payments on revolving credit facilities	(159,569)	(168,170)
Proceeds from convertible senior notes	279,930	—
Repurchase of convertible senior notes	(143,118)	—
Proceeds from Federal Home Loan Bank advances	—	585,000
Principal payments on Federal Home Loan Bank advances	—	(795,000)
Redemption of preferred stock	(274,951)	—
Proceeds from issuance of common stock, net of offering costs	256,803	312
Repurchase of common stock	—	(1,064)
Dividends paid on preferred stock	(49,913)	(56,851)
Dividends paid on common stock	(139,925)	(161,169)
Net cash used in financing activities	(7,954,440)	(13,224,709)
Net (decrease) increase in cash, cash equivalents and restricted cash	(786,241)	595,199
Cash, cash equivalents and restricted cash at beginning of period	2,646,431	1,616,826
Cash, cash equivalents and restricted cash at end of period	$1,860,190	$2,212,025
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$72,023	$392,276
Cash (received) paid for taxes, net	$(22,239)	$9,535
Noncash Activities:
Dividends declared but not paid at end of period	$67,311	$57,268

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
In the first quarter of 2020, the Company experienced unprecedented market conditions as a result of the global COVID-19 pandemic, including unusually significant spread widening in both Agency RMBS and non-Agency securities. In response, the Company focused its efforts on raising excess liquidity and de-risking its portfolio. On March 25, 2020, the Company sold substantially all of its non-Agency securities in order to eliminate the risks posed by continued margin calls and ongoing funding concerns associated with the significant spread widening on these assets. The Company also sold approximately one-third of its Agency RMBS in order to reduce risk and raise cash to establish a strong defensive liquidity position to weather potential ongoing economic and market instability. Late in the first quarter of 2020, the U.S. Federal Reserve, or the Fed, committed to unlimited purchases of Agency RMBS. The Fed’s actions were successful in helping to stabilize that market; however, the resulting historic spread tightening in the first half of 2021 made investments in Agency RMBS less attractive. As a result, the Company reduced its aggregate Agency RMBS/TBA position in the first half of 2021, although such position increased slightly in the third quarter. In the ordinary course of business, management makes investment decisions and allocates capital in accordance with its views on the changing risk/reward dynamics in the market and in the Company’s portfolio. Going forward, management expects the Company’s capital to be fully allocated to its strategy of pairing Agency RMBS and MSR.
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
The condensed consolidated financial statements of the Company include the accounts of all subsidiaries; inter-company accounts and transactions have been eliminated. All trust entities in which the Company holds investments that are considered variable interest entities, or VIEs, for financial reporting purposes were reviewed for consolidation under the applicable consolidation guidance. Whenever the Company has both the power to direct the activities of a trust that most significantly impact the entities’ performance, and the obligation to absorb losses or the right to receive benefits of the entities that could be significant, the Company consolidates the trust. Certain prior period amounts have been reclassified to conform to the current period presentation. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial condition of the Company at September 30, 2021 and results of operations for all periods presented have been made. The results of operations for the three and nine months ended September 30, 2021 should not be construed as indicative of the results to be expected for future periods or the full year.

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
Significant Accounting Policies
Included in Note 2 to the Consolidated Financial Statements of the Company’s 2020 Annual Report on Form 10-K is a summary of the Company’s significant accounting policies. Provided below is a summary of additional accounting policies that are significant to the Company’s financial condition and results of operations for the nine months ended September 30, 2021.
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
Equity-based compensation costs are initially measured at the estimated fair value of the awards on the grant date. Valuation methods used and subsequent expense recognition is dependent upon each award’s service and performance conditions. The Company has elected not to estimate forfeitures when valuing equity-based awards and adjusts compensation costs as actual forfeitures occur. Compensation costs for equity-based awards subject only to service conditions are measured at the closing stock price on the grant date and are recognized as expense on a straight-line basis over the requisite service periods for the awards, adjusted for any forfeitures. Compensation costs for equity-based awards subject to market-based performance metrics are measured at the grant date using Monte Carlo simulations which incorporate assumptions for stock return volatility, dividend yield and risk-free interest rates. These initial valuation amounts are recognized as expense over the requisite performance periods, subject to adjustments only for actual forfeitures. Amortization of equity-based awards (non-cash equity compensation expense) is included within compensation and benefits on the condensed consolidated statements of comprehensive income (loss).
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
The following table presents a summary of the assets and liabilities of all consolidated trusts as reported on the condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020:

(in thousands)	September 30, 2021	December 31, 2020
Note receivable (1)	$396,479	$395,609
Restricted cash	10,840	72,530
Accrued interest receivable (1)	128	131
Other assets	27,987	28,540
Total Assets	$435,434	$496,810
Term notes payable	$396,479	$395,609
Revolving credit facilities	19,200	9,000
Accrued interest payable	180	156
Other liabilities	10,788	72,505
Total Liabilities	$426,647	$477,270
____________________
(1)Receivables due from a wholly owned subsidiary of the Company to the trusts are eliminated in consolidation in accordance with U.S. GAAP.

Note 4. Available-for-Sale Securities, at Fair Value
The Company holds both Agency and non-Agency AFS investment securities which are carried at fair value on the condensed consolidated balance sheets. The following table presents the Company’s AFS investment securities by collateral type as of September 30, 2021 and December 31, 2020:

(in thousands)	September 30, 2021	December 31, 2020
Agency:
Federal National Mortgage Association	$5,209,904	$11,486,658
Federal Home Loan Mortgage Corporation	1,237,751	2,837,103
Government National Mortgage Association	208,916	314,130
Non-Agency	8,173	13,031
Total available-for-sale securities	$6,664,744	$14,650,922

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
At September 30, 2021 and December 31, 2020, the Company pledged AFS securities with a carrying value of $6.5 billion and $14.6 billion, respectively, as collateral for repurchase agreements. See Note 11 - Repurchase Agreements.
At September 30, 2021 and December 31, 2020, the Company did not have any securities purchased from and financed with the same counterparty that did not meet the conditions of ASC 860, Transfers and Servicing, to be considered linked transactions and, therefore, classified as derivatives.
The Company is not required to consolidate variable interest entities, or VIEs, for which it has concluded it does not have both the power to direct the activities of the VIEs that most significantly impact the entities’ performance, and the obligation to absorb losses or the right to receive benefits of the entities that could be significant. The Company’s investments in these unconsolidated VIEs include all non-Agency securities, which are classified within available-for-sale securities, at fair value on the condensed consolidated balance sheets. As of September 30, 2021 and December 31, 2020, the carrying value, which also represents the maximum exposure to loss, of all non-Agency securities in unconsolidated VIEs was $8.2 million and $13.0 million, respectively.
The following tables present the amortized cost and carrying value of AFS securities by collateral type as of September 30, 2021 and December 31, 2020:

	September 30, 2021
(in thousands)	Principal/ Current Face	Un-amortized Premium	Accretable Purchase Discount	Amortized Cost	Allowance for Credit Losses	Unrealized Gain	Unrealized Loss	Carrying Value
Agency:
Principal and interest	$5,720,782	$247,747	$(13)	$5,968,516	$—	$285,088	$(371)	$6,253,233
Interest-only	3,931,227	387,003	—	387,003	(14,000)	39,515	(9,180)	403,338
Total Agency	9,652,009	634,750	(13)	6,355,519	(14,000)	324,603	(9,551)	6,656,571
Non-Agency	1,611,480	12,476	(28)	13,519	(1,429)	41	(3,958)	8,173
Total	$11,263,489	$647,226	$(41)	$6,369,038	$(15,429)	$324,644	$(13,509)	$6,664,744

	December 31, 2020
(in thousands)	Principal/ Current Face	Un-amortized Premium	Accretable Purchase Discount	Amortized Cost	Allowance for Credit Losses	Unrealized Gain	Unrealized Loss	Carrying Value
Agency:
Principal and interest	$13,103,355	$605,253	$(14)	$13,708,594	$—	$629,079	$(420)	$14,337,253
Interest-only	3,649,556	315,876	—	315,876	(17,889)	15,680	(13,029)	300,638
Total Agency	16,752,911	921,129	(14)	14,024,470	(17,889)	644,759	(13,449)	14,637,891
Non-Agency	2,095,365	16,408	(36)	18,705	(4,639)	109	(1,144)	13,031
Total	$18,848,276	$937,537	$(50)	$14,043,175	$(22,528)	$644,868	$(14,593)	$14,650,922

The following table presents the Company’s AFS securities according to their estimated weighted average life classifications as of September 30, 2021:

	September 30, 2021
(in thousands)	Agency	Non-Agency	Total
< 1 year	$4,816	$8,173	$12,989
≥ 1 and < 3 years	104,832	—	104,832
≥ 3 and < 5 years	4,158,698	—	4,158,698
≥ 5 and < 10 years	2,387,194	—	2,387,194
≥ 10 years	1,031	—	1,031
Total	$6,656,571	$8,173	$6,664,744

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
The following tables present the changes for the three and nine months ended September 30, 2021 and 2020 in the allowance for credit losses on Agency and non-Agency AFS securities:

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
(in thousands)	Agency	Non-Agency	Total	Agency	Non-Agency	Total
Allowance for credit losses at beginning of period	$(15,154)	$(2,611)	$(17,765)	$(17,889)	$(4,639)	$(22,528)
Additions on securities for which credit losses were not previously recorded	(26)	—	(26)	(57)	(3,850)	(3,907)
Decrease (increase) on securities with previously recorded credit losses	(1,156)	1,023	(133)	(3,293)	784	(2,509)
Write-offs	2,336	159	2,495	7,239	6,276	13,515
Allowance for credit losses at end of period	$(14,000)	$(1,429)	$(15,429)	$(14,000)	$(1,429)	$(15,429)

	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
(in thousands)	Agency	Non-Agency	Total	Agency	Non-Agency	Total
Allowance for credit losses at beginning of period	$(30,634)	$(11,949)	$(42,583)	$—	$(244,876)	$(244,876)
Additions on securities for which credit losses were not previously recorded	(86)	—	(86)	(32,882)	(11,404)	(44,286)
Reductions for securities sold	—	—	—	—	246,792	246,792
Decrease (increase) on securities with previously recorded credit losses	(558)	(6,456)	(7,014)	1,604	(11,249)	(9,645)
Write-offs	12,037	12,151	24,188	12,037	17,018	29,055
Recoveries of amounts previously written off	—	—	—	—	(2,535)	(2,535)
Allowance for credit losses at end of period	$(19,241)	$(6,254)	$(25,495)	$(19,241)	$(6,254)	$(25,495)

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
The following tables present the components comprising the carrying value of AFS securities for which an allowance for credit losses has not been recorded by length of time that the securities had an unrealized loss position as of September 30, 2021 and December 31, 2020 (subsequent to the adoption of Topic 326). At September 30, 2021 and December 31, 2020, the Company held 771 and 823 AFS securities, respectively; of the securities for which an allowance for credit losses has not been recorded, 26 and 13 were in an unrealized loss position for less than twelve consecutive months and 0 and 13 were in an unrealized loss position for more than twelve consecutive months, respectively.

	September 30, 2021
	Unrealized Loss Position for
	Less than 12 Months		12 Months or More		Total
(in thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Agency	$29,995	$(4,222)	$—	$—	$29,995	$(4,222)
Non-Agency	4,542	(611)	—	—	4,542	(611)
Total	$34,537	$(4,833)	$—	$—	$34,537	$(4,833)

	December 31, 2020
	Unrealized Loss Position for
	Less than 12 Months		12 Months or More		Total
(in thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Agency	$367,660	$(1,705)	$24,006	$(4,454)	$391,666	$(6,159)
Non-Agency	—	—	—	—	—	—
Total	$367,660	$(1,705)	$24,006	$(4,454)	$391,666	$(6,159)

Evaluating AFS Securities for Other-Than-Temporary Impairments (Prior to the Adoption of Topic 326)
In evaluating AFS securities for OTTI prior to the adoption of Topic 326, the Company determined whether there had been a significant adverse quarterly change in the cash flow expectations for a security. The Company compared the amortized cost of each security in an unrealized loss position against the present value of expected future cash flows of the security. The Company also considered whether there had been a significant adverse change in the regulatory and/or economic environment as part of this analysis. If the amortized cost of the security was greater than the present value of expected future cash flows using the original yield as the discount rate, an other-than-temporary credit impairment had occurred. If the Company did not intend to sell and would not be more likely than not required to sell the security, the credit loss was recognized in earnings and the balance of the unrealized loss was recognized in either other comprehensive (loss) income, net of tax, or gain (loss) on investment securities, depending on the accounting treatment. If the Company intended to sell the security or would be more likely than not required to sell the security, the full unrealized loss was recognized in earnings.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
Gross Realized Gains and Losses
Gains and losses from the sale of AFS securities are recorded as realized gains (losses) within gain (loss) on investment securities in the Company’s condensed consolidated statements of comprehensive income (loss). The following table presents details around sales of AFS securities during the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2021	2020	2021	2020
Proceeds from sales of available-for-sale securities	$502,349	$—	$5,102,894	$16,969,870
Amortized cost of available-for-sale securities sold	(481,751)	—	(4,998,583)	(17,947,686)
Total realized gains (losses) on sales, net	$20,598	$—	$104,311	$(977,816)

Gross realized gains	$20,598	$—	$133,583	$280,885
Gross realized losses	—	—	(29,272)	(1,258,701)
Total realized gains (losses) on sales, net	$20,598	$—	$104,311	$(977,816)

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
The following table summarizes activity related to MSR for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2021	2020	2021	2020
Balance at beginning of period	$2,020,106	$1,279,195	$1,596,153	$1,909,444
Purchases of mortgage servicing rights	282,719	88,706	656,468	294,040
Sales of mortgage servicing rights	(43,411)	—	(43,411)	1,814
Changes in fair value due to:
Changes in valuation inputs or assumptions used in the valuation model (1)	112,871	41,429	541,654	(570,347)
Other changes in fair value (2)	(144,314)	(154,184)	(513,710)	(367,864)
Other changes (3)	(14,659)	2,357	(23,842)	(9,584)
Balance at end of period (4)	$2,213,312	$1,257,503	$2,213,312	$1,257,503
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

At September 30, 2021 and December 31, 2020, the Company pledged MSR with a carrying value of $2.1 billion and $1.1 billion, respectively, as collateral for repurchase agreements, revolving credit facilities and term notes payable. See Note 11 - Repurchase Agreements, Note 12 - Revolving Credit Facilities and Note 13 - Term Notes Payable.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
As of September 30, 2021 and December 31, 2020, the key economic assumptions and sensitivity of the fair value of MSR to immediate 10% and 20% adverse changes in these assumptions were as follows:

(dollars in thousands, except per loan data)	September 30, 2021	December 31, 2020
Weighted average prepayment speed:	13.1%	19.4%
Impact on fair value of 10% adverse change	$(116,251)	$(121,973)
Impact on fair value of 20% adverse change	$(221,449)	$(229,676)
Weighted average delinquency:	1.3%	2.2%
Impact on fair value of 10% adverse change	$(3,239)	$(2,038)
Impact on fair value of 20% adverse change	$(5,179)	$(4,161)
Weighted average option-adjusted spread:	4.7%	4.8%
Impact on fair value of 10% adverse change	$(42,532)	$(28,678)
Impact on fair value of 20% adverse change	$(83,634)	$(56,211)
Weighted average per loan annual cost to service:	$66.69	$68.27
Impact on fair value of 10% adverse change	$(26,080)	$(21,708)
Impact on fair value of 20% adverse change	$(52,389)	$(43,527)

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
Mortgage Servicing Income
The following table presents the components of servicing income recorded on the Company’s condensed consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2021	2020	2021	2020
Servicing fee income	$121,221	$96,332	$337,469	$318,686
Ancillary and other fee income	650	391	1,888	1,388
Float income	1,089	2,391	3,538	22,728
Total	$122,960	$99,114	$342,895	$342,802

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
Mortgage Servicing Advances
As the servicer of record for the MSR assets, the Company may be required to advance principal and interest payments to security holders, and intermittent tax and insurance payments to local authorities and insurance companies on mortgage loans that are in forbearance, delinquency or default. The Company is responsible for funding these advances, potentially for an extended period of time, before receiving reimbursement from Fannie Mae and Freddie Mac. Servicing advances are priority cash flows in the event of a loan principal reduction or foreclosure and ultimate liquidation of the real estate-owned property, thus making their collection reasonably assured. These servicing advances totaled $100.2 million and $80.9 million and were included in other assets on the condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020, respectively. At September 30, 2021 and December 31, 2020, mortgage loans in 60+ day delinquent status (whether or not subject to forbearance) accounted for approximately 1.7% and 2.9%, respectively, of the aggregate principal balance of loans for which the Company had servicing advance funding obligations.
During the year ended December 31, 2020, the Company entered into a new revolving credit facility to finance its servicing advance obligations. At September 30, 2021 and December 31, 2020, the Company had pledged servicing advances with a carrying value of $28.0 million and $28.5 million, respectively, as collateral for this revolving credit facility. See Note 12 - Revolving Credit Facilities.
Serviced Mortgage Assets
The Company’s total serviced mortgage assets consist of residential mortgage loans underlying its MSR assets, off-balance sheet residential mortgage loans owned by other entities for which the Company acts as servicing administrator and other assets. The following table presents the number of loans and unpaid principal balance of the mortgage assets for which the Company manages the servicing as of September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
(dollars in thousands)	Number of Loans	Unpaid Principal Balance	Number of Loans	Unpaid Principal Balance
Mortgage servicing rights	801,239	$194,393,942	781,905	$177,861,483
Residential mortgage loans	982	589,465	1,674	1,067,500
Other assets	2	43	—	—
Total serviced mortgage assets	802,223	$194,983,450	783,579	$178,928,983

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
The following table presents the Company’s restricted cash balances as of September 30, 2021 and December 31, 2020:

(in thousands)	September 30, 2021	December 31, 2020
Restricted cash balances held by trading counterparties:
For securities trading activity	$23,800	$44,800
For derivatives trading activity	249,028	70,600
For servicing activities	13,651	19,768
As restricted collateral for borrowings	497,435	1,126,439
Total restricted cash balances held by trading counterparties	783,914	1,261,607
Restricted cash balance pursuant to letter of credit on office lease	60	60
Total	$783,974	$1,261,667

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the Company’s condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020 that sum to the total of the same such amounts shown in the statements of cash flows:

(in thousands)	September 30, 2021	December 31, 2020
Cash and cash equivalents	$1,076,216	$1,384,764
Restricted cash	783,974	1,261,667
Total cash, cash equivalents and restricted cash	$1,860,190	$2,646,431

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
To help manage the adverse impact of interest rate changes on the value of the Company’s portfolio as well as its cash flows, the Company may, at times, enter into various forward contracts, including short securities, Agency to-be-announced securities, or TBAs, options, futures, swaps, caps and total return swaps. In executing on the Company’s current risk management strategy, the Company has entered into TBAs, put and call options for TBAs, interest rate swap and swaption agreements and U.S. Treasury and Eurodollar futures. The Company has also entered into a number of non-derivative instruments to manage interest rate risk, principally MSR and interest-only securities (see discussion below).
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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
The following tables present the gross fair value and notional amounts of the Company’s derivative financial instruments treated as trading derivatives as of September 30, 2021 and December 31, 2020:

	September 30, 2021
	Derivative Assets		Derivative Liabilities
(in thousands)	Fair Value	Notional	Fair Value	Notional
Inverse interest-only securities	$45,724	$263,014	$—	$—
Interest rate swap agreements	—	—	—	17,036,595
Swaptions, net	760	(114,000)	(6,441)	(827,000)
TBAs	2,556	1,478,000	(48,701)	7,264,000
Put and call options for TBAs, net	4,004	1,000,000	—	—
U.S. Treasury and Eurodollar futures, net	—	—	(27,753)	(5,913,100)
Total	$53,044	$2,627,014	$(82,895)	$17,560,495

	December 31, 2020
	Derivative Assets		Derivative Liabilities
(in thousands)	Fair Value	Notional	Fair Value	Notional
Inverse interest-only securities	$62,200	$318,162	$—	$—
Interest rate swap agreements	—	—	—	12,646,341
Swaptions, net	—	—	(596)	3,750,000
TBAs	30,062	7,700,000	(10,462)	(2,503,000)
U.S. Treasury futures, net	3,675	2,021,100	—	—
Total	$95,937	$10,039,262	$(11,058)	$13,893,341

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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
The following table summarizes the location and amount of gains and losses on derivative instruments reported in the condensed consolidated statements of comprehensive income (loss):

Derivative Instruments	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income		Amount of Gain (Loss) Recognized in Income
		Three Months Ended		Nine Months Ended
(in thousands)		September 30,		September 30,
		2021	2020	2021	2020
Interest rate risk management:
TBAs	(Loss) gain on other derivative instruments	$(17,125)	$60,993	$(173,254)	$(29,385)
U.S. Treasury and Eurodollar futures	(Loss) gain on other derivative instruments	3,026	4,448	(63,851)	26,956
Put and call options for TBAs	(Loss) gain on other derivative instruments	—	—	—	—
Interest rate swaps - Payers	(Loss) gain on interest rate swap and swaption agreements	7,019	8,269	64,313	(1,151,119)
Interest rate swaps - Receivers	(Loss) gain on interest rate swap and swaption agreements	(15,316)	(7,879)	(67,460)	904,492
Swaptions	(Loss) gain on interest rate swap and swaption agreements	4,350	1,011	8,249	(49,490)
Markit IOS total return swaps	(Loss) gain on other derivative instruments	—	—	—	(2,430)
Non-risk management:
Inverse interest-only securities	(Loss) gain on other derivative instruments	(920)	155	(2,613)	13,593
Total		$(18,966)	$66,997	$(234,616)	$(287,383)

For the three and nine months ended September 30, 2021, the Company recognized income of $4.4 million and $8.5 million, respectively, for the accrual and/or settlement of the net interest expense associated with its interest rate swaps. The income results from receiving either a floating interest rate (LIBOR or the OIS rate) or a fixed interest rate and paying either a fixed interest rate or a floating interest rate (LIBOR or the OIS rate) on an average $15.9 billion and $14.9 billion notional, respectively. For the three and nine months ended September 30, 2020, the Company recognized $0.8 million of income and $68.1 million of expense, respectively, for the accrual and/or settlement of the net interest expense associated with its interest rate swaps. The expense results from paying either a fixed interest rate or a floating interest rate (LIBOR or the OIS rate) and receiving either a floating interest rate (LIBOR or the OIS rate) or a fixed interest rate on an average $7.6 billion and $32.0 billion notional, respectively.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
The following tables present information with respect to the volume of activity in the Company’s derivative instruments during the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30, 2021
(in thousands)	Beginning of Period Notional Amount	Additions	Settlement, Termination, Expiration or Exercise	End of Period Notional Amount	Average Notional Amount	Realized Gain (Loss), net (1)
Inverse interest-only securities	$281,473	$—	$(18,459)	$263,014	$272,815	$(323)
Interest rate swap agreements	15,646,953	1,909,792	(520,150)	17,036,595	15,906,528	5,220
Swaptions, net	(201,000)	(740,000)	—	(941,000)	(209,043)	—
TBAs, net	6,854,000	27,671,000	(25,783,000)	8,742,000	7,934,239	32,588
Put and call options for TBAs, net	—	1,000,000	—	1,000,000	10,869	—
U.S. Treasury and Eurodollar futures	513,500	(1,688,300)	(4,738,300)	(5,913,100)	(2,777,793)	28,354
Total	$23,094,926	$28,152,492	$(31,059,909)	$20,187,509	$21,137,615	$65,839

	Three Months Ended September 30, 2020
(in thousands)	Beginning of Period Notional Amount	Additions	Settlement, Termination, Expiration or Exercise	End of Period Notional Amount	Average Notional Amount	Realized Gain (Loss), net (1)
Inverse interest-only securities	$361,933	$—	$(23,287)	$338,646	$350,876	$—
Interest rate swap agreements	4,479,000	7,915,818	—	12,394,818	7,595,385	—
Swaptions, net	—	6,000,000	—	6,000,000	239,130	—
TBAs, net	3,236,000	21,358,000	(18,358,000)	6,236,000	4,760,456	82,490
U.S. Treasury and Eurodollar futures	—	2,552,500	(1,685,900)	866,600	986,795	3,291
Total	$8,076,933	$37,826,318	$(20,067,187)	$25,836,064	$13,932,642	$85,781

	Nine Months Ended September 30, 2021
(in thousands)	Beginning of Period Notional Amount	Additions	Settlement, Termination, Expiration or Exercise	End of Period Notional Amount	Average Notional Amount	Realized Gain (Loss), net (1)
Inverse interest-only securities	$318,162	$—	$(55,148)	$263,014	$291,597	$(286)
Interest rate swap agreements	12,646,341	6,102,655	(1,712,401)	17,036,595	14,869,384	5,267
Swaptions, net	3,750,000	(941,000)	(3,750,000)	(941,000)	13,802	2,245
TBAs, net	5,197,000	69,385,000	(65,840,000)	8,742,000	6,506,407	(107,509)
Put and call options for TBAs, net	—	1,000,000	—	1,000,000	3,663	—
U.S. Treasury and Eurodollar futures	2,021,100	6,234,500	(14,168,700)	(5,913,100)	(844,586)	(32,368)
Total	$23,932,603	$81,781,155	$(85,526,249)	$20,187,509	$20,840,267	$(132,651)

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

	Nine Months Ended September 30, 2020
(in thousands)	Beginning of Period Notional Amount	Additions	Settlement, Termination, Expiration or Exercise	End of Period Notional Amount	Average Notional Amount	Realized Gain (Loss), net (1)
Inverse interest-only securities	$397,137	$—	$(58,491)	$338,646	$370,379	$—
Interest rate swap agreements	39,702,470	56,403,253	(83,710,905)	12,394,818	32,006,660	(334,502)
Swaptions, net	1,257,000	7,017,000	(2,274,000)	6,000,000	956,387	(50,700)
TBAs, net	7,427,000	41,431,000	(42,622,000)	6,236,000	3,809,515	(42,993)
U.S. Treasury and Eurodollar futures	(380,000)	10,782,500	(9,535,900)	866,600	681,497	26,295
Markit IOS total return swaps	41,890	—	(41,890)	—	13,547	(2,077)
Total	$48,445,497	$115,633,753	$(138,243,186)	$25,836,064	$37,837,985	$(403,977)
____________________
(1)Excludes net interest paid or received in full settlement of the net interest spread liability.

Cash flow activity related to derivative instruments is reflected within the operating activities and investing activities sections of the condensed consolidated statements of cash flows. Realized gains and losses and derivative fair value adjustments are reflected within the realized and unrealized loss on interest rate swaps and swaptions and unrealized loss (gain) on other derivative instruments line items within the operating activities section of the condensed consolidated statements of cash flows. The remaining cash flow activity related to derivative instruments is reflected within the (purchases) short sales of other derivative instruments, (payments for termination and settlement) proceeds from sales and settlements of derivative instruments, net and (decrease) increase in due to counterparties, net line items within the investing activities section of the condensed consolidated statements of cash flows.
Interest Rate Sensitive Assets/Liabilities
The Company’s Agency RMBS portfolio is generally subject to change in value when interest rates decline or increase, depending on the type of investment. Rising interest rates generally result in a decline in the value of the Company’s fixed-rate Agency principal and interest (P&I) RMBS. To mitigate the impact of this risk on the Company’s fixed-rate Agency P&I RMBS portfolio, the Company maintains a portfolio of fixed-rate interest-only securities and MSR, which increase in value when interest rates increase. As of September 30, 2021 and December 31, 2020, the Company had $365.2 million and $245.9 million, respectively, of interest-only securities, and $2.2 billion and $1.6 billion, respectively, of MSR in place to primarily hedge its Agency RMBS. Interest-only securities are included in AFS securities, at fair value, in the condensed consolidated balance sheets.
The Company monitors its borrowings under repurchase agreements and revolving credit facilities, which are generally floating-rate debt, in relation to the rate profile of its portfolio. In connection with its risk management activities, the Company enters into a variety of derivative and non-derivative instruments to economically hedge interest rate risk or duration mismatch (or gap) by adjusting the duration of its floating-rate borrowings into fixed-rate borrowings to more closely match the duration of its assets. This particularly applies to borrowing agreements with maturities or interest rate resets of less than six months. Typically, the interest receivable terms (e.g., LIBOR or the OIS rate) of certain derivatives match the terms of the underlying debt, resulting in an effective conversion of the rate of the related borrowing agreement from floating to fixed. The objective is to manage the cash flows associated with current and anticipated interest payments on borrowings, as well as the ability to roll or refinance borrowings at the desired amount by adjusting the duration. To help manage the adverse impact of interest rate changes on the value of the Company’s portfolio as well as its cash flows, the Company may, at times, enter into various forward contracts, including short securities, TBAs, options, futures, swaps, caps, credit default swaps and total return swaps. In executing on the Company’s current interest rate risk management strategy, the Company has entered into TBAs, put and call options for TBAs, interest rate swap and swaption agreements and U.S. Treasury and Eurodollar futures.

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
The Company may hold both long and short notional TBA positions, which are disclosed on a gross basis according to the unrealized gain or loss position of each TBA contract regardless of long or short notional position. The following tables present the notional amount, cost basis, market value and carrying value (which approximates fair value) of the Company’s TBA positions as of September 30, 2021 and December 31, 2020:

	September 30, 2021
				Net Carrying Value (4)
(in thousands)	Notional Amount (1)	Cost Basis (2)	Market Value (3)	Derivative Assets	Derivative Liabilities
Purchase contracts	$8,842,000	$9,126,540	$9,080,544	$2,556	$(48,552)
Sale contracts	(100,000)	(107,031)	(107,180)	—	(149)
TBAs, net	$8,742,000	$9,019,509	$8,973,364	$2,556	$(48,701)

	December 31, 2020
				Net Carrying Value (4)
(in thousands)	Notional Amount (1)	Cost Basis (2)	Market Value (3)	Derivative Assets	Derivative Liabilities
Purchase contracts	$7,700,000	$8,102,344	$8,132,406	$30,062	$—
Sale contracts	(2,503,000)	(2,640,465)	(2,650,927)	—	(10,462)
TBAs, net	$5,197,000	$5,461,879	$5,481,479	$30,062	$(10,462)
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

Put and Call Options for TBAs. The Company may use put and call options for TBAs independently, or in conjunction with other derivative and non-derivative instruments, in order to mitigate risks. As of September 30, 2021, the Company had purchased put options for TBAs with a notional amount of $1.0 billion. The put options had a fair market value of $4.0 million included in derivative assets, at fair value, on the condensed consolidated balance sheet as of September 30, 2021. The Company did not hold any put and call options for TBAs as of December 31, 2020.
U.S. Treasury and Eurodollar Futures. The Company may use U.S. Treasury and Eurodollar futures independently, or in conjunction with other derivative and non-derivative instruments, in order to mitigate risks. The Company had a net short position in U.S. Treasury and Eurodollar futures with a notional amount of $5.9 billion and a fair market value of $27.8 million included in derivative liabilities, at fair value, on the condensed consolidated balance sheet as of September 30, 2021. The Company had a net long position in U.S. Treasury futures with a notional amount of $2.0 billion and a fair market value of $3.7 million included in derivative assets, at fair value, on the condensed consolidated balance sheet as of December 31, 2020.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
Interest Rate Swap Agreements. The Company may use interest rate swaps independently, or in conjunction with other derivative and non-derivative instruments, in order to mitigate risks. As of September 30, 2021 and December 31, 2020, the Company held the following interest rate swaps that were utilized as economic hedges of interest rate exposure (or duration) whereby the Company receives interest at a floating interest rate (LIBOR or the OIS rate):

(notional in thousands)
September 30, 2021
Swaps Maturities	Notional Amount	Weighted Average Fixed Pay Rate	Weighted Average Receive Rate	Weighted Average Maturity (Years)
2021	$—	—%	—%	0.00
2022	7,415,818	0.042%	0.060%	0.91
2023	2,582,084	0.011%	0.059%	1.76
2024	—	—%	—%	0.00
2025 and Thereafter	2,256,607	0.474%	0.058%	6.05
Total	$12,254,509	0.137%	0.059%	2.04

(notional in thousands)
December 31, 2020
Swaps Maturities	Notional Amount	Weighted Average Fixed Pay Rate	Weighted Average Receive Rate	Weighted Average Maturity (Years)
2021	$—	—%	—%	0.00
2022	7,415,818	0.042%	0.090%	1.66
2023	2,281,500	0.023%	0.090%	2.48
2024	—	—%	—%	0.00
2025 and Thereafter	1,497,500	0.257%	0.090%	6.49
Total	$11,194,818	0.067%	0.090%	2.47

Additionally, as of September 30, 2021 and December 31, 2020, the Company held the following interest rate swaps in order to mitigate mortgage interest rate exposure (or duration) risk whereby the Company pays interest at a floating interest rate (LIBOR or the OIS rate):

(notional in thousands)
September 30, 2021
Swaps Maturities	Notional Amounts	Weighted Average Pay Rate	Weighted Average Fixed Receive Rate	Weighted Average Maturity (Years)
2021	$—	—%	—%	0.00
2022	—	—%	—%	0.00
2023	2,221,658	0.060%	0.118%	1.44
2024	—	—%	—%	0.00
2025 and Thereafter	2,560,428	0.059%	0.812%	9.22
Total	$4,782,086	0.059%	0.489%	5.61

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

Interest Rate Swaptions. The Company may use interest rate swaptions (which provide the option to enter into interest rate swap agreements for a predetermined notional amount, stated term and pay and receive interest rates in the future) independently, or in conjunction with other derivative and non-derivative instruments, in order to mitigate risks. As of September 30, 2021 and December 31, 2020, the Company had the following outstanding interest rate swaptions:

	September 30, 2021
(notional and dollars in thousands)	Option				Underlying Swap
Swaption	Expiration	Cost Basis	Fair Value	Average Months to Expiration	Notional Amount	Average Pay Rate	Average Receive Rate	Average Term (Years)
Purchase contracts:
Payer	≥ 6 Months	$11,314	$6,715	8.30	$886,000	2.26%	3M LIBOR	10.0
Sale contracts:
Payer	< 6 Months	$(4,144)	$(4,096)	2.20	$(740,000)	1.77%	3M LIBOR	10.0
Receiver	≥ 6 Months	$(10,640)	$(8,300)	8.10	$(1,087,000)	3M LIBOR	1.26%	10.0

	December 31, 2020
(notional and dollars in thousands)	Option				Underlying Swap
Swaption	Expiration	Cost	Fair Value	Average Months to Expiration	Notional Amount	Average Pay Rate	Average Receive Rate	Average Term (Years)
Purchase contracts:
Payer	< 6 Months	$7,210	$2,448	4.23	$2,800,000	1.32%	3M LIBOR	10.0
Receiver	< 6 Months	$3,010	$—	0.97	$2,000,000	3M LIBOR	0.23%	10.0
Sale contracts:
Receiver	< 6 Months	$(2,600)	$(3,044)	5.13	$(1,050,000)	3M LIBOR	0.55%	10.0

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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
Derivative financial instruments contain an element of credit risk if counterparties are unable to meet the terms of the agreements. Credit risk associated with derivative financial instruments is measured as the net replacement cost should the counterparties that owe the Company under such contracts completely fail to perform under the terms of these contracts, assuming there are no recoveries of underlying collateral, as measured by the market value of the derivative financial instruments. As of September 30, 2021, the fair value of derivative financial instruments as an asset and liability position was $53.0 million and $82.9 million, respectively.
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

Note 8. Reverse Repurchase Agreements
As of September 30, 2021 and December 31, 2020, the Company had $52.0 million and $89.5 million in amounts due to counterparties as collateral for reverse repurchase agreements that could be pledged, delivered or otherwise used, with a fair value of $85.0 million and $91.5 million, respectively.

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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
The following tables present information about the Company’s assets and liabilities that are subject to master netting arrangements or similar agreements and can potentially be offset on the Company’s condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020:

	September 30, 2021
				Gross Amounts Not Offset with Financial Assets (Liabilities) in the Balance Sheets (1)
(in thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Balance Sheets	Net Amounts of Assets (Liabilities) Presented in the Balance Sheets	Financial Instruments	Cash Collateral (Received) Pledged	Net Amount
Assets
Derivative assets	$144,956	$(91,912)	$53,044	$(53,044)	$—	$—
Reverse repurchase agreements	85,000	—	85,000	—	(51,959)	33,041
Total Assets	$229,956	$(91,912)	$138,044	$(53,044)	$(51,959)	$33,041
Liabilities
Repurchase agreements	$(7,123,701)	$—	$(7,123,701)	$7,123,701	$—	$—
Derivative liabilities	(174,807)	91,912	(82,895)	53,044	—	(29,851)
Total Liabilities	$(7,298,508)	$91,912	$(7,206,596)	$7,176,745	$—	$(29,851)

	December 31, 2020
				Gross Amounts Not Offset with Financial Assets (Liabilities) in the Balance Sheets (1)
(in thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Balance Sheets	Net Amounts of Assets (Liabilities) Presented in the Balance Sheets	Financial Instruments	Cash Collateral (Received) Pledged	Net Amount
Assets
Derivative assets	$124,023	$(28,086)	$95,937	$(11,058)	$—	$84,879
Reverse repurchase agreements	91,525	—	91,525	—	(89,469)	2,056
Total Assets	$215,548	$(28,086)	$187,462	$(11,058)	$(89,469)	$86,935
Liabilities
Repurchase agreements	$(15,143,898)	$—	$(15,143,898)	$15,143,898	$—	$—
Derivative liabilities	(39,144)	28,086	(11,058)	11,058	—	—
Total Liabilities	$(15,183,042)	$28,086	$(15,154,956)	$15,154,956	$—	$—
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
The Company classified 99.9% and 0.1% of its AFS securities as Level 2 and Level 3 fair value assets, respectively, at September 30, 2021. AFS securities account for 74.6% of all assets reported at fair value at September 30, 2021.
Mortgage servicing rights. The Company holds a portfolio of MSR that are carried at fair value on the condensed consolidated balance sheets. The Company determines fair value of its MSR based on prices obtained from third-party pricing vendors. Although MSR transactions may be observable in the marketplace, the details of those transactions are not necessarily reflective of the value of the Company’s MSR portfolio. Third-party vendors use both observable market data and unobservable market data (including forecasted prepayment speeds; delinquency levels; option-adjusted spread, or OAS, which represents the incremental spread added to the risk-free rate to reflect the effects of any embedded options and other risk inherent in MSR; and cost to service) as inputs into models, which help to inform their best estimates of fair value market price. As a result, the Company classified 100% of its MSR as Level 3 fair value assets at September 30, 2021.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
Derivative instruments. The Company may enter into a variety of derivative financial instruments as part of its hedging strategies. The Company principally executes over-the-counter, or OTC, derivative contracts, such as interest rate swaps, swaptions, put and call options for TBAs and Markit IOS total return swaps. The Company utilizes third-party brokers to value its financial derivative instruments. The Company classified 100% of the interest rate swaps, swaptions and put and call options for TBAs reported at fair value as Level 2 at September 30, 2021. The Company did not hold any Markit IOS total return swaps at September 30, 2021.
The Company may also enter into certain other derivative financial instruments, such as TBAs, short U.S. Treasuries, U.S. Treasury and Eurodollar futures and inverse interest-only securities. These instruments are similar in form to the Company’s AFS securities and the Company utilizes third-party vendors to value TBAs, short U.S. Treasuries, U.S. Treasury and Eurodollar futures and inverse interest-only securities. The Company classified 100% of its inverse interest-only securities at fair value as Level 2 at September 30, 2021. The Company reported 100% of its TBAs and U.S. Treasury and Eurodollar futures as Level 1 as of September 30, 2021. The Company did not hold any short U.S. Treasuries at September 30, 2021.
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

	Recurring Fair Value Measurements
	September 30, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	$—	$6,656,571	$8,173	$6,664,744
Mortgage servicing rights	—	—	2,213,312	2,213,312
Derivative assets	2,556	50,488	—	53,044
Total assets	$2,556	$6,707,059	$2,221,485	$8,931,100
Liabilities:
Derivative liabilities	$76,454	$6,441	$—	$82,895
Total liabilities	$76,454	$6,441	$—	$82,895

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

The Company may be required to measure certain assets or liabilities at fair value from time to time. These periodic fair value measures typically result from application of certain impairment measures under U.S. GAAP. These items would constitute nonrecurring fair value measures under ASC 820. As of September 30, 2021, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis in the periods presented.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
The following table presents the reconciliation for the Company’s Level 3 assets measured at fair value on a recurring basis:

	Three Months Ended				Nine Months Ended
	September 30, 2021				September 30, 2021
(in thousands)	Available-For-Sale Securities		Mortgage Servicing Rights		Available-For-Sale Securities		Mortgage Servicing Rights
Beginning of period level 3 fair value	$5,559		$2,020,106		$13,031		$1,596,153
Gains (losses) included in net income (loss):
Realized	(939)		(155,371)		(7,931)		(524,767)
Unrealized	(22)	(1)	112,871	(2)	(22)	(1)	541,654	(2)
Reversal of provision for credit losses	1,340		—		9,138		—
Net gains (losses) included in net income (loss)	379		(42,500)		1,185		16,887
Other comprehensive (loss) income	(2,124)		—		(8,825)		—
Purchases	4,358		282,719		4,358		656,468
Sales	—		(32,354)		(1,577)		(32,354)
Settlements	—		(14,659)		—		(23,842)
Gross transfers into level 3	—		—		—		—
Gross transfers out of level 3	—		—		—		—
End of period level 3 fair value	$8,172		$2,213,312		$8,172		$2,213,312
Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$(22)	(3)	$109,640	(4)	$(22)	(3)	$464,180	(4)
Change in unrealized gains or losses for the period included in other comprehensive (loss) income for assets held at the end of the reporting period	$(2,124)		$—		$(8,826)		$—
____________________
(1)The change in unrealized gains or losses on available-for-sale securities accounted for under the fair value option was recorded in gain (loss) on investment securities on the condensed consolidated statements of comprehensive income (loss).
(2)The change in unrealized gains or losses on MSR was recorded in (loss) gain on servicing asset on the condensed consolidated statements of comprehensive income (loss).
(3)The change in unrealized gains or losses on available-for-sale securities accounted for under the fair value option that were held at the end of the reporting period was recorded in gain (loss) on investment securities on the condensed consolidated statements of comprehensive income (loss).
(4)The change in unrealized gains or losses on MSR that were held at the end of the reporting period was recorded in (loss) gain on servicing asset on the condensed consolidated statements of comprehensive income (loss).

No AFS securities transfers between Level 1, Level 2 or Level 3 were made during the nine months ended September 30, 2021. Transfers between Levels are deemed to take place on the first day of the reporting period in which the transfer has taken place.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
The Company also used multiple third-party pricing vendors in the fair value measurement of its Level 3 MSR. The tables below present information about the significant unobservable market data used by the third-party pricing vendors as inputs into models utilized to inform their best estimates of the fair value measurement of the Company’s MSR classified as Level 3 fair value assets at September 30, 2021 and December 31, 2020:

September 30, 2021
Valuation Technique	Unobservable Input	Range			Weighted Average (1)
Discounted cash flow	Constant prepayment speed	10.4%	-	17.8%	13.1%
	Delinquency	0.8%	-	2.0%	1.3%
	Option-adjusted spread	4.6%	-	9.2%	4.7%
	Per loan annual cost to service	$66.24	-	$83.77	$66.69

December 31, 2020
Valuation Technique	Unobservable Input	Range			Weighted Average (1)
Discounted cash flow	Constant prepayment speed	14.1%	-	23.5%	19.4%
	Delinquency	1.5%	-	2.6%	2.2%
	Option-adjusted spread	4.7%	-	9.7%	4.8%
	Per loan annual cost to service	$64.56	-	$79.43	$68.27
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
•The carrying value of repurchase agreements and revolving credit facilities that mature in less than one year generally approximates fair value due to the short maturities. As of September 30, 2021, the Company had outstanding borrowings of $146.3 million under revolving credit facilities that are considered long-term. The Company’s long-term revolving credit facilities have floating rates based on an index plus a spread and the credit spread is typically consistent with those demanded in the market. Accordingly, the interest rates on these borrowings are at market and thus carrying value approximates fair value. The Company categorizes the fair value measurement of these liabilities as Level 2.
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
•Convertible senior notes are carried at their unpaid principal balance, net of any unamortized deferred issuance costs. The Company estimates the fair value of its convertible senior notes using the market transaction price nearest to September 30, 2021. The Company categorizes the fair value measurement of these assets as Level 2.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
The following table presents the carrying values and estimated fair values of assets and liabilities that are required to be recorded or disclosed at fair value at September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Available-for-sale securities	$6,664,744	$6,664,744	$14,650,922	$14,650,922
Mortgage servicing rights	$2,213,312	$2,213,312	$1,596,153	$1,596,153
Cash and cash equivalents	$1,076,216	$1,076,216	$1,384,764	$1,384,764
Restricted cash	$783,974	$783,974	$1,261,667	$1,261,667
Derivative assets	$53,044	$53,044	$95,937	$95,937
Reverse repurchase agreements	$85,000	$85,000	$91,525	$91,525
Other assets	$3,335	$3,335	$13,292	$13,292
Liabilities:
Repurchase agreements	$7,123,701	$7,123,701	$15,143,898	$15,143,898
Revolving credit facilities	$420,761	$420,761	$283,830	$283,830
Term notes payable	$396,479	$396,595	$395,609	$380,000
Convertible senior notes	$424,270	$442,324	$286,183	$291,376
Derivative liabilities	$82,895	$82,895	$11,058	$11,058

Note 11. Repurchase Agreements
As of September 30, 2021 and December 31, 2020, the Company had outstanding $7.1 billion and $15.1 billion, respectively, of repurchase agreements. Excluding the effect of the Company’s interest rate swaps, the repurchase agreements had a weighted average borrowing rate of 0.25% and 0.28% and weighted average remaining maturities of 111 and 58 days as of September 30, 2021 and December 31, 2020, respectively.
At September 30, 2021 and December 31, 2020, the repurchase agreement balances were as follows:

(in thousands)	September 30, 2021	December 31, 2020
Short-term	$7,123,701	$15,143,898
Long-term	—	—
Total	$7,123,701	$15,143,898

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
At September 30, 2021 and December 31, 2020, the repurchase agreements had the following characteristics and remaining maturities:

	September 30, 2021
	Collateral Type
(in thousands)	Agency RMBS	Non-Agency Securities	Agency Derivatives	Mortgage Servicing Rights	Total Amount Outstanding
Within 30 days	$1,712,411	$524	$24,120	$—	$1,737,055
30 to 59 days	61,442	—	18,451	—	79,893
60 to 89 days	—	—	—	—	—
90 to 119 days	1,310,649	—	—	—	1,310,649
120 to 364 days	3,869,731	205	1,168	125,000	3,996,104
Total	$6,954,233	$729	$43,739	$125,000	$7,123,701
Weighted average borrowing rate	0.18%	1.82%	0.71%	4.00%	0.25%

	December 31, 2020
	Collateral Type
(in thousands)	Agency RMBS	Non-Agency Securities	Agency Derivatives	Mortgage Servicing Rights	Total Amount Outstanding
Within 30 days	$5,330,627	$1,271	$38,608	$—	$5,370,506
30 to 59 days	4,292,861	—	—	—	4,292,861
60 to 89 days	2,060,087	628	1,519	—	2,062,234
90 to 119 days	1,598,052	—	12,146	—	1,610,198
120 to 364 days	1,808,099	—	—	—	1,808,099
Total	$15,089,726	$1,899	$52,273	$—	$15,143,898
Weighted average borrowing rate	0.28%	2.33%	0.89%	—%	0.28%

The following table summarizes assets at carrying values that are pledged or restricted as collateral for the future payment obligations of repurchase agreements:

(in thousands)	September 30, 2021	December 31, 2020
Available-for-sale securities, at fair value	$6,471,617	$14,633,217
Mortgage servicing rights, at fair value (1)	735,837	—
Restricted cash	497,235	1,071,239
Due from counterparties	285,865	21,312
Derivative assets, at fair value	43,783	61,557
Total	$8,034,337	$15,787,325
____________________
(1)MSR repurchase agreements are secured by the VFN issued in connection with the 2019 MSR securitization transaction, which is collateralized by the Company’s MSR.

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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
The following table summarizes certain characteristics of the Company’s repurchase agreements and counterparty concentration at September 30, 2021 and December 31, 2020:

	September 30, 2021				December 31, 2020
(dollars in thousands)	Amount Outstanding	Net Counterparty Exposure (1)	Percent of Equity	Weighted Average Days to Maturity	Amount Outstanding	Net Counterparty Exposure (1)	Percent of Equity	Weighted Average Days to Maturity
Credit Suisse	$125,000	$328,262	12%	182	$—	$—	—%	0
All other counterparties (2)	6,998,701	319,409	12%	110	15,143,898	527,045	17%	58
Total	$7,123,701	$647,671			$15,143,898	$527,045
____________________
(1)Represents the net carrying value of the assets sold under agreements to repurchase, including accrued interest plus any cash or assets on deposit to secure the repurchase obligation, less the amount of the repurchase liability, including accrued interest.
(2)Represents amounts outstanding with 16 and 20 counterparties at September 30, 2021 and December 31, 2020, respectively.
The Company does not anticipate any defaults by its repurchase agreement counterparties. There can be no assurance, however, that any such default or defaults will not occur.

Note 12. Revolving Credit Facilities
To finance MSR assets and related servicing advance obligations, the Company has entered into revolving credit facilities collateralized by the value of the MSR and/or servicing advances pledged. As of September 30, 2021 and December 31, 2020, the Company had outstanding short- and long-term borrowings under revolving credit facilities of $420.8 million and $283.8 million with a weighted average borrowing rate of 3.42% and 2.95% and weighted average remaining maturities of 1.5 and 1.1 years, respectively.
At September 30, 2021 and December 31, 2020, borrowings under revolving credit facilities had the following remaining maturities:

(in thousands)	September 30, 2021	December 31, 2020
Within 30 days	$—	$—
30 to 59 days	—	—
60 to 89 days	—	—
90 to 119 days	—	—
120 to 364 days	274,511	60,000
One year and over	146,250	223,830
Total	$420,761	$283,830

Although the transactions under revolving credit facilities represent committed borrowings from the time of funding until maturity, the respective lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets below a designated threshold would require the Company to provide additional collateral or pay down the facility. As of September 30, 2021 and December 31, 2020, MSR with a carrying value of $822.0 million and $608.8 million, respectively, was pledged as collateral for the Company’s future payment obligations under its MSR revolving credit facilities. As of September 30, 2021 and December 31, 2020, servicing advances with a carrying value of $28.0 million and $28.5 million, were pledged as collateral for the Company’s future payment obligations under its servicing advance revolving credit facility, respectively. The Company does not anticipate any defaults by its revolving credit facility counterparties, although there can be no assurance that any such default or defaults will not occur.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
Note 13. Term Notes Payable
The debt issued in connection with the Company’s on-balance sheet securitization is classified as term notes payable and carried at outstanding principal balance, which was $400.0 million as of both September 30, 2021 and December 31, 2020, net of any unamortized deferred debt issuance costs, on the Company’s condensed consolidated balance sheets. As of September 30, 2021 and December 31, 2020, the outstanding amount due on term notes payable was $396.5 million and $395.6 million, net of deferred debt issuance costs, with a weighted average interest rate of 2.89% and 2.95% and weighted average remaining maturities of 2.7 years and 3.5 years. At September 30, 2021 and December 31, 2020, the Company pledged MSR with a carrying value of $500.0 million and $537.9 million and weighted average underlying loan coupon of 3.41% and 4.03%, respectively, as collateral for term notes payable. Additionally, as of September 30, 2021 and December 31, 2020, $0.2 million and $55.2 million of cash was held in restricted accounts as collateral for the future payment obligations of outstanding term notes payable, respectively.

Note 14. Convertible Senior Notes
In January 2017, the Company closed an underwritten public offering of $287.5 million aggregate principal amount of convertible senior notes due 2022 (“2022 notes”). The net proceeds from the offering were approximately $282.2 million after deducting underwriting discounts and estimated offering expenses payable by the Company. The 2022 notes are unsecured, pay interest semiannually at a rate of 6.25% per annum and are convertible at the option of the holder into shares of the Company’s common stock. As of September 30, 2021 and December 31, 2020, the 2022 notes had a conversion rate of 63.2040 and 63.2040 shares of common stock per $1,000 principal amount of the notes, respectively. The 2022 notes will mature in January 2022, unless earlier converted or repurchased in accordance with their terms.
In February 2021, the Company closed an underwritten public offering of $287.5 million aggregate principal amount of convertible senior notes due 2026 (“2026 notes”). The net proceeds from the offering were approximately $279.9 million after deducting underwriting discounts and estimated offering expenses payable by the Company. The 2026 notes are unsecured, pay interest semiannually at a rate of 6.25% per annum and are convertible at the option of the holder into shares of the Company’s common stock. As of September 30, 2021, the 2026 notes had a conversion rate of 135.5014 shares of common stock per $1,000 principal amount of the notes. The 2026 notes will mature in January 2026, unless earlier converted or repurchased in accordance with their terms.
The Company used a portion of the net proceeds from the 2026 notes offering to fund the repurchase via privately negotiated transactions of $143.7 million principal amount of its 2022 notes. As of September 30, 2021, $143.8 million principal amount of the 2022 notes remained outstanding.
The Company does not have the right to redeem either the 2022 notes or the 2026 notes prior to maturity, but may repurchase the notes in open market or privately negotiated transactions at the same or differing price without giving prior notice to or obtaining any consent of the holders. The Company may also be required to repurchase the notes from holders under certain circumstances. The aggregate outstanding amount due on the 2022 notes and 2026 notes as of September 30, 2021 and December 31, 2020 was $424.3 million and $286.2 million, respectively, net of deferred issuance costs.

Note 15. Commitments and Contingencies
The following represent the material commitments and contingencies of the Company as of September 30, 2021:
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
On July 7, 2021, PRCM Advisers filed a motion for leave to amend the Federal Complaint for the purpose of amending certain allegations related to PRCM Advisers’ claim for breach of contract with respect to Section 15 of the Management Agreement, and the purpose of adding Pine River Domestic Management L.P. and Pine River Capital Management L.P. as plaintiffs. On July 21, 2021, the Company filed an opposition to the motion to amend, and on July 28, 2021, PRCM Advisers filed its reply. On October 18, 2021, the Court granted PRCM Advisers’ motion for leave to amend the Federal Complaint, and deemed PRCM Advisers’ second amended complaint served. The Company’s board of directors believes the Federal Complaint is without merit and that the Company has fully complied with the terms of the Management Agreement.
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
As of September 30, 2021, the Company’s condensed consolidated financial statements do not recognize a contingency liability or disclose a range of reasonably possible loss under ASC 450 because management does not believe that a loss or expense related to the Federal Complaint or the SEC investigation is probable or reasonably estimable. The specific factors that limit the Company’s ability to reasonably estimate a loss or expense related to the Federal Complaint or the SEC investigation include that both matters are in early stages and no amount of damages has been specified. If and when management believes losses associated with the Federal Complaint or the SEC investigation are a probable future event that may result in a loss or expense to the Company and the loss or expense is reasonably estimable, the Company will recognize a contingency liability and resulting loss in such period.
Based on information currently available, management is not aware of any other legal or regulatory claims that would have a material effect on the Company’s condensed consolidated financial statements and therefore no accrual is required as of September 30, 2021.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
Note 16. Stockholders’ Equity
Redeemable Preferred Stock
The following is a summary of the Company’s series of cumulative redeemable preferred stock issued and outstanding as of September 30, 2021. In the event of a voluntary or involuntary liquidation, dissolution or winding up of the Company, each series of preferred stock will rank on parity with one another and rank senior to the Company's common stock with respect to the payment of the dividends and the distribution of assets.

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

For each series of preferred stock, the Company may redeem the stock on or after the redemption date in whole or in part, at any time or from time to time. The Company may also purchase shares of preferred stock from time to time in the open market by tender or in privately negotiated transactions. Each series of preferred stock has a par value of $0.01 per share and a liquidation and redemption price of $25.00, plus any accumulated and unpaid dividends thereon up to, but excluding, the redemption date. Through September 30, 2021, the Company had declared and paid all required quarterly dividends on the Company’s preferred stock.
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
Distributions to Preferred Stockholders
The following table presents cash dividends declared by the Company on its preferred stock from December 31, 2019 through September 30, 2021:

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Declaration Date	Record Date	Payment Date	Cash Dividend Per Preferred Share
Series A Preferred Stock:
September 21, 2021	October 13, 2021	October 27, 2021	$0.507810
June 17, 2021	July 12, 2021	July 27, 2021	$0.507810
March 18, 2021	April 12, 2021	April 27, 2021	$0.507810
December 17, 2020	January 12, 2021	January 27, 2021	$0.507810
September 21, 2020	October 12, 2020	October 27, 2020	$0.507810
June 18, 2020	July 10, 2020	July 27, 2020	$0.507810
April 6, 2020	April 16, 2020	April 29, 2020	$0.507810
Series B Preferred Stock:
September 21, 2021	October 13, 2021	October 27, 2021	$0.476560
June 17, 2021	July 12, 2021	July 27, 2021	$0.476560
March 18, 2021	April 12, 2021	April 27, 2021	$0.476560
December 17, 2020	January 12, 2021	January 27, 2021	$0.476560
September 21, 2020	October 12, 2020	October 27, 2020	$0.476560
June 18, 2020	July 10, 2020	July 27, 2020	$0.476560
April 6, 2020	April 16, 2020	April 29, 2020	$0.476560
Series C Preferred Stock:
September 21, 2021	October 13, 2021	October 27, 2021	$0.453130
June 17, 2021	July 12, 2021	July 27, 2021	$0.453130
March 18, 2021	April 12, 2021	April 27, 2021	$0.453130
December 17, 2020	January 12, 2021	January 27, 2021	$0.453130
September 21, 2020	October 12, 2020	October 27, 2020	$0.453130
June 18, 2020	July 10, 2020	July 27, 2020	$0.453130
April 6, 2020	April 16, 2020	April 29, 2020	$0.453130
Series D Preferred Stock:
February 4, 2021(1)	March 15, 2021	March 15, 2021	$0.322920
December 17, 2020	January 1, 2021	January 15, 2021	$0.484375
September 21, 2020	October 1, 2020	October 15, 2020	$0.484375
June 18, 2020	July 1, 2020	July 15, 2020	$0.484375
April 6, 2020	April 16, 2020	April 29, 2020	$0.484375
Series E Preferred Stock:
February 4, 2021(1)	March 15, 2021	March 15, 2021	$0.312500
December 17, 2020	January 1, 2021	January 15, 2021	$0.468750
September 21, 2020	October 1, 2020	October 15, 2020	$0.468750
June 18, 2020	July 1, 2020	July 15, 2020	$0.468750
April 6, 2020	April 16, 2020	April 29, 2020	$0.468750
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
Common Stock
Public Offering
On July 14, 2021, the Company completed a public offering of 40,000,000 shares of its common stock. The underwriters purchased the shares from the Company at a price of $6.42 per share, for net proceeds to the Company of approximately $256.5 million after deducting offering expenses. The underwriters did not exercise any portion of their 30-day overallotment option to purchase up to 6,000,000 additional shares.
As of September 30, 2021, the Company had 313,900,227 shares of common stock outstanding. The following table presents a reconciliation of the common shares outstanding for the nine months ended September 30, 2021 and 2020:

Number of common shares
Common shares outstanding, December 31, 2019	272,935,731
Issuance of common stock	50,729
Repurchase of common stock	(105,300)
Non-cash equity award compensation (1)	813,251
Common shares outstanding, September 30, 2020	273,694,411

Common shares outstanding, December 31, 2020	273,703,882
Issuance of common stock	40,051,592
Repurchase of common stock	—
Non-cash equity award compensation (1)	144,753
Common shares outstanding, September 30, 2021	313,900,227
____________________
(1)See Note 17 - Equity Incentive Plans for further details regarding the Company’s Equity Incentive Plans.

Distributions to Common Stockholders
The following table presents cash dividends declared by the Company on its common stock from December 31, 2019 through September 30, 2021:

Declaration Date	Record Date	Payment Date	Cash Dividend Per Common Share
September 21, 2021	October 1, 2021	October 29, 2021	$0.170000
June 17, 2021	June 29, 2021	July 29, 2021	$0.170000
March 18, 2021	March 29, 2021	April 29, 2021	$0.170000
December 17, 2020	December 30, 2020	January 29, 2021	$0.170000
September 21, 2020	October 1, 2020	October 29, 2020	$0.140000
June 18, 2020	June 30, 2020	July 29, 2020	$0.140000
April 6, 2020	April 16, 2020	April 29, 2020	$0.050000

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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
Dividend Reinvestment and Direct Stock Purchase Plan
The Company sponsors a dividend reinvestment and direct stock purchase plan through which stockholders may purchase additional shares of the Company’s common stock by reinvesting some or all of the cash dividends received on shares of the Company’s common stock. Stockholders may also make optional cash purchases of shares of the Company’s common stock subject to certain limitations detailed in the plan prospectus. The plan allows for the issuance of up to an aggregate of 3,750,000 shares of the Company’s common stock. As of September 30, 2021, 370,605 shares have been issued under the plan for total proceeds of approximately $5.6 million, of which 12,374 and 39,392 shares were issued for total proceeds of $0.1 million and $0.3 million during the three and nine months ended September 30, 2021, respectively. During the three and nine months ended September 30, 2020, 13,968 and 50,729 shares were issued for total proceeds of $0.1 million and $0.3 million, respectively.
Share Repurchase Program
The Company’s share repurchase program allows for the repurchase of up to an aggregate of 37,500,000 shares of the Company’s common stock. Shares may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, or by any combination of such methods. The manner, price, number and timing of share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The share repurchase program does not require the purchase of any minimum number of shares, and, subject to SEC rules, purchases may be commenced or suspended at any time without prior notice. The share repurchase program does not have an expiration date. As of September 30, 2021, a total of 12,174,300 shares had been repurchased by the Company under the program for an aggregate cost of $201.5 million; of these, 105,300 shares were repurchased at a total cost of $1.1 million during the nine months ended September 30, 2020. No shares were repurchased during the three months ended September 30, 2020 or the three and nine months ended September 30, 2021.
At-the-Market Offerings
The Company is party to an amended and restated equity distribution agreement under which the Company is authorized to sell up to an aggregate of 35,000,000 shares of its common stock from time to time in any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act of 1933, as amended, or the Securities Act. As of September 30, 2021, 7,502,435 shares of common stock had been sold under the equity distribution agreements for total accumulated net proceeds of approximately $128.7 million; of these, 12,200 shares were sold for total proceeds of $0.1 million during both the three and nine months ended September 30, 2021. No shares were sold during the three and nine months ended September 30, 2020.
Accumulated Other Comprehensive Income
Accumulated other comprehensive income at September 30, 2021 and December 31, 2020 was as follows:

(in thousands)	September 30, 2021	December 31, 2020
Available-for-sale securities:
Unrealized gains	$321,024	$661,734
Unrealized losses	(21,125)	(20,133)
Accumulated other comprehensive income	$299,899	$641,601

Reclassifications out of Accumulated Other Comprehensive Income
The Company reclassifies unrealized gains and losses on AFS securities in accumulated other comprehensive income to net income (loss) upon the recognition of any realized gains and losses on sales, net of income tax effects, if any, as individual securities are sold. For the three and nine months ended September 30, 2021 the Company reclassified $18.8 million and $92.4 million, respectively, in unrealized gains on sold AFS securities from accumulated other comprehensive income to gain (loss) on investment securities on the condensed consolidated statements of comprehensive income (loss). For the three months ended September 30, 2020 the Company did not sell any AFS securities so no reclassifications out of accumulated other comprehensive income were necessary. For the nine months ended September 30, 2020 the Company reclassified $471.3 million in unrealized gains on sold AFS securities from accumulated other comprehensive income to gain (loss) on investment securities on the condensed consolidated statements of comprehensive income (loss).

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
Restricted Stock Units
During the nine months ended September 30, 2021, the Company granted 147,199 RSUs to its independent directors pursuant to the Equity Incentive Plans. The estimated fair value of these awards was $7.15 per share on grant date, based on the adjusted closing market price of the Company’s common stock on the NYSE on such date. The shares underlying the grants are subject to a one-year vesting period.
During the nine months ended September 30, 2021, the Company granted 1,189,518 RSUs to certain eligible employees pursuant to the terms of the Equity Incentive Plans and the associated award agreements. The estimated fair value of these awards was $7.10 per share on grant date, based on the adjusted closing market price of the Company’s common stock on the NYSE on such date. The RSUs vest in three equal annual installments commencing on the first anniversary of the grant date, as long as such grantee complies with the terms and conditions of the applicable RSU agreement.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
The following table summarizes the activity related to RSUs for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021		2020
	Units	Weighted Average Grant Date Fair Market Value	Units	Weighted Average Grant Date Fair Market Value
Outstanding at Beginning of Period	—	$—	—	$—
Granted	1,336,717	7.10	—	—
Vested	(157,342)	(7.15)	—	—
Forfeited	—	—	—	—
Outstanding at End of Period	1,179,375	$7.10	—	$—

Performance Share Units
During the nine months ended September 30, 2021, the Company granted 511,473 target number of PSUs to certain eligible employees pursuant to the terms of the 2021 Plan and the associated award agreements. The estimated fair value of these awards was $8.67 per share on grant date, which was determined using a Monte Carlo simulation. The PSUs will vest promptly following the completion of a three year performance period, as long as such grantee complies with the terms and conditions of the applicable PSU award agreement. The number of underlying shares of common stock that vest and that the grantee becomes entitled to receive at the time of vesting will be determined based on the level of achievement of certain Company performance goals during the performance period and will generally range from 0% to 200% of the target number of PSUs granted. The PSUs entitle the grantee to DERs during the vesting period, which accrue in the form of additional PSUs reflecting the value of any dividends declared on the Company’s common stock during the vesting period. In the event that a PSU is forfeited, the related accrued DERs shall be forfeited.
The following table summarizes the activity related to PSUs for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021		2020
	Target Units	Weighted Average Grant Date Fair Market Value	Target Units	Weighted Average Grant Date Fair Market Value
Outstanding at Beginning of Period	—	$—	—	$—
Granted	511,473	8.67	—	—
Vested	—	—	—	—
Forfeited	(73,077)	(8.67)	—	—
Outstanding at End of Period	438,396	$8.67	—	$—

Restricted Common Stock
During the nine months ended September 30, 2021 and 2020, the Company granted 20,979 and 168,942 shares of common stock, respectively, to certain of its independent directors pursuant to the Equity Incentive Plans. The estimated fair value of these awards was $7.15 and $4.75 per share on grant date, based on the adjusted closing market price of the Company’s common stock on the NYSE on such date. The shares underlying the 2021 grants vested immediately, while the shares underlying the 2020 grants were subject to a one-year vesting period.
Additionally, during the nine months ended September 30, 2020, the Company granted 686,770 shares of restricted common stock, to the Company’s executive officers and other eligible individuals, pursuant to the terms of the Equity Incentive Plans and the associated award agreements. The estimated fair value of these awards was $15.23 per share on grant date, based on the adjusted closing market price of the Company’s common stock on the NYSE on such date. The shares underlying the grants vest in three equal annual installments commencing on the first anniversary of the grant date, as long as such grantee complies with the terms and conditions of the applicable restricted stock award agreement.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
The following table summarizes the activity related to restricted common stock for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021		2020
	Shares	Weighted Average Grant Date Fair Market Value	Shares	Weighted Average Grant Date Fair Market Value
Outstanding at Beginning of Period	1,221,995	$13.80	1,062,901	$15.26
Granted	20,979	7.15	855,712	13.16
Vested	(754,119)	(12.94)	(653,132)	(15.30)
Forfeited	(33,568)	(5.07)	(42,461)	(14.58)
Outstanding at End of Period	455,287	$15.56	1,223,020	$13.80

Non-Cash Equity Compensation Expense
For the three and nine months ended September 30, 2021, the Company recognized compensation related to RSUs, PSUs and restricted common stock granted pursuant to the Equity Incentive Plans of $2.6 million and $9.0 million, respectively. For the three and nine months ended September 30, 2020, the Company recognized compensation related to restricted common stock granted pursuant to the Equity Incentive Plans of $2.9 million and $7.5 million, respectively. As of September 30, 2021, the Company had $8.8 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 1.1 years.

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
In connection with the termination of the Management Agreement for cause, the Company reversed the $139.8 million accrued fee attributable to the non-renewal during the three months ended September 30, 2020. For the year ended December 31, 2020, the Company incurred a total of $5.7 million in contract termination costs, which includes all estimated costs incurred for legal and advisory services provided to facilitate the termination of the Management Agreement. In accordance with ASC 420, Exit or Disposal Cost Obligations, all expenses incurred for contract terminations are included within restructuring charges on the Company’s condensed consolidated statements of comprehensive income (loss).

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
Note 19. Income Taxes
For the three and nine months ended September 30, 2021 and 2020, the Company qualified to be taxed as a REIT under the Code for U.S. federal income tax purposes. As long as the Company qualifies as a REIT, the Company generally will not be subject to U.S. federal income taxes on its taxable income to the extent it annually distributes its net taxable income to stockholders, and does not engage in prohibited transactions. The Company intends to distribute 100% of its REIT taxable income and comply with all requirements to continue to qualify as a REIT. The majority of states also recognize the Company’s REIT status. The Company’s TRSs file separate tax returns and are fully taxed as standalone U.S. C corporations. It is assumed that the Company will retain its REIT status and will incur no REIT level taxation as it intends to comply with the REIT regulations and annual distribution requirements.
During the three and nine months ended September 30, 2021, the Company’s TRSs recognized a provision for income taxes of $0.3 million and $2.1 million, respectively, which was primarily due to gains recognized on MSR, offset by net losses recognized on derivative instruments held in the Company’s TRSs. During the three and nine months ended September 30, 2020, the Company’s TRSs recognized a benefit from income taxes of $8.2 million and $39.5 million, respectively. The benefit recognized for the three months ended September 30, 2020 was primarily due to losses recognized on MSR held in the Company’s TRSs. The benefit recognized for the nine months ended September 30, 2020 was primarily due to losses recognized on MSR, offset by net gains recognized on derivative instruments held in the Company’s TRSs.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
Note 20. Earnings Per Share
The following table presents a reconciliation of the earnings (loss) and shares used in calculating basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except share data)	2021	2020	2021	2020
Basic Earnings (Loss) Per Share:
Net income (loss)	$66,324	$201,914	$188,521	$(1,841,306)
Dividends on preferred stock	13,748	18,950	44,711	56,851
Dividends and undistributed earnings allocated to participating restricted stock units	200	—	532	—
Net income (loss) attributable to common stockholders, basic	$52,376	$182,964	$143,278	$(1,898,157)
Basic weighted average common shares	307,773,420	273,705,785	285,192,353	273,567,998
Basic earnings (loss) per weighted average common share	$0.17	$0.67	$0.50	$(6.94)
Diluted Earnings (Loss) Per Share:
Net income (loss) attributable to common stockholders, basic	$52,376	$182,964	$143,278	$(1,898,157)
Reallocation impact of undistributed earnings to participating restricted stock units	(13)	—	(24)	—
Interest expense attributable to convertible notes (1)	4,848	4,812	12,755	—
Net income (loss) attributable to common stockholders, diluted	$57,211	$187,776	$156,009	$(1,898,157)
Basic weighted average common shares	307,773,420	273,705,785	285,192,353	273,567,998
Effect of dilutive shares issued in an assumed vesting of performance share units	—	—	240,759	—
Effect of dilutive shares issued in an assumed conversion	38,956,653	18,171,150	34,533,003	—
Diluted weighted average common shares	346,730,073	291,876,935	319,966,115	273,567,998
Diluted earnings (loss) per weighted average common share	$0.17	$0.64	$0.49	$(6.94)
___________________
(1)If applicable, includes a nondiscretionary adjustment for the assumed change in the management fee calculation.

For the three and nine months ended September 30, 2021, participating RSUs were included in the calculations of basic and diluted earnings per share under the two-class method since it was more dilutive than the alternative treasury stock method.
For the three months ended September 30, 2021, excluded from the calculation of diluted earnings per share is the effect of adding 438,396 weighted average common share equivalents related to the assumed vesting of outstanding PSUs, as their inclusion would be antidilutive. For the nine months ended September 30, 2021, the assumed vesting of outstanding PSUs was included in the calculation of diluted earnings per share under the two-class method since it was more dilutive than the alternative treasury stock method.
For the three and nine months ended September 30, 2021, excluded from the calculation of diluted earnings per share is the effect of adding back $2.4 million and $8.0 million of interest expense and 9,087,092 and 14,314,176 weighted average common share equivalents, respectively, related to the assumed conversion of the Company’s convertible senior notes, as their inclusion would be antidilutive. For the nine months ended September 30, 2020, excluded from the calculation of diluted earnings per share is the effect of adding back $14.3 million of interest expense, net of a nondiscretionary adjustment for the assumed change in the management fee calculation, and 18,171,150 weighted average common share equivalents related to the assumed conversion of the Company’s convertible senior notes, as their inclusion would be antidilutive.

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
In accordance with the Management Agreement, the Company incurred $5.8 million and $31.7 million as a management fee to PRCM Advisers for the three and nine months ended September 30, 2020.
Additionally, prior to the termination of the Management Agreement, the Company reimbursed PRCM Advisers for (i) the Company’s allocable share of the compensation paid by PRCM Advisers to its personnel serving as the Company’s principal financial officer and general counsel and personnel employed by PRCM Advisers as in-house legal, tax, accounting, consulting, auditing, administrative, information technology, valuation, computer programming and development and back-office resources to the Company, (ii) any amounts for personnel of PRCM Advisers’ affiliates arising under a shared facilities and services agreement, and (iii) certain costs allocated to the Company by PRCM Advisers for data services and technology. In accordance with the Management Agreement, expense reimbursements to PRCM Advisers were required to be made in cash on a quarterly basis following the end of each quarter. The Company reimbursed PRCM Advisers for direct and allocated costs incurred by PRCM Advisers on behalf of the Company of approximately $3.2 million and $19.3 million for the three and nine months ended September 30, 2020.
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

Note 22. Subsequent Events
On October 28, 2021, the Company completed a public offering of 30,000,000 shares of its common stock. The underwriters purchased the shares from the Company at a price of $6.468 per share, for net proceeds to the Company of approximately $193.7 million after deducting offering expenses. In connection with the offering, the Company also granted the underwriters an option for 30 days to purchase up to an additional 4,500,000 shares of common stock.
Events subsequent to September 30, 2021 were evaluated through the date these condensed consolidated financial statements were issued and no other additional events were identified requiring further disclosure in these condensed consolidated financial statements.

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
Historically, we viewed our target assets in two strategies that were based on our core competencies of understanding and managing prepayment and credit risk. Our rates strategy included assets that were primarily sensitive to changes in interest rates and prepayment speeds, specifically Agency RMBS and MSR. Our credit strategy included assets that were primarily sensitive to changes in inherent credit risk, including non-Agency securities, meaning securities that are not issued or guaranteed by Ginnie Mae, Fannie Mae or Freddie Mac. In the first quarter of 2020, we experienced unprecedented market conditions as a result of the global COVID-19 pandemic, including unusually significant spread widening in both Agency RMBS and non-Agency securities. In response, we focused our efforts on raising excess liquidity and de-risking our portfolio. On March 25, 2020, we sold substantially all of our non-Agency securities in order to eliminate the risks posed by continued margin calls and ongoing funding concerns associated with the significant spread widening on these assets. We also sold approximately one-third of our Agency RMBS in order to reduce risk and raise cash to establish a strong defensive liquidity position to weather potential ongoing economic and market instability. Late in the first quarter of 2020, the U.S. Federal Reserve, or the Fed, committed to unlimited purchases of Agency RMBS. The Fed’s actions were successful in helping to stabilize that market; however, the resulting historic spread tightening in the first half of 2021 made investments in Agency RMBS less attractive. As a result, the Company reduced its aggregate Agency RMBS/TBA position in the first half of 2021, although such position increased slightly in the third quarter. In the ordinary course of business, we make investment decisions and allocate capital in accordance with our views on the changing risk/reward dynamics in the market and in our portfolio. Going forward, we expect our capital to be fully allocated to our strategy of pairing Agency RMBS and MSR.
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

For the three months ended September 30, 2021, our net spread realized on the portfolio was higher than recent quarters due primarily to higher MSR servicing income, net of estimated amortization, offset by higher servicing expenses. Additionally, our higher yielding MSR now make up a larger proportion of our total portfolio due to prepayments and sales of Agency RMBS. Cost of financing was lower than the prior quarter due to the slightly lower interest rate environment. The following table provides the average annualized yield on our assets for the three months ended September 30, 2021, and the four immediately preceding quarters:

	Three Months Ended
	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020
Average annualized portfolio yield (1)	3.33%	2.72%	2.25%	2.26%	2.42%
Cost of financing (2)	0.78%	0.79%	0.60%	0.50%	0.64%
Net spread	2.55%	1.93%	1.65%	1.76%	1.78%
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
Our Agency RMBS, given their liquidity and high credit quality, are eligible for higher levels of leverage, while MSR, with less liquidity and/or more exposure to prepayment, utilize lower levels of leverage. As a result, our debt-to-equity ratio is determined by our portfolio mix as well as many additional factors, including the liquidity of our portfolio, the availability and price of our financing, the diversification of our counterparties and their available capacity to finance our assets, and anticipated regulatory developments. Our debt-to-equity ratio is also directly correlated to the composition of our portfolio; specifically, the higher percentage of Agency RMBS we hold, the higher our debt-to-equity ratio is. We may alter the percentage allocation of our portfolio among our target assets depending on the relative value of the assets that are available to purchase from time to time, including at times when we are deploying proceeds from offerings we conduct. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Financing” for further discussion.
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

Fair Value Measurement
A significant portion of our assets and liabilities are reported at fair value and, therefore, our condensed consolidated balance sheets and statements of comprehensive income (loss) are significantly affected by fluctuations in market prices. At September 30, 2021, approximately 77.8% of our total assets, or $8.9 billion, consisted of financial instruments recorded at fair value. See Note 10 - Fair Value to the condensed consolidated financial statements, included in this Quarterly Report on Form 10-Q, for descriptions of valuation methodologies used to measure material assets and liabilities at fair value and details of the valuation models, key inputs to those models and significant assumptions utilized. Although we execute various hedging strategies to mitigate our exposure to changes in fair value, we cannot fully eliminate our exposure to volatility caused by fluctuations in market prices.
Any temporary change in the fair value of our AFS securities, excluding certain interest-only mortgage-backed securities, is recorded as a component of accumulated other comprehensive income and does not impact our reported income (loss) for U.S. GAAP purposes, or GAAP net income (loss). However, beginning on January 1, 2020 (as discussed above), changes in the provision for credit losses on AFS securities are recognized immediately in GAAP net income (loss). Our GAAP net income (loss) is also affected by fluctuations in market prices on the remainder of our financial assets and liabilities recorded at fair value, including interest rate swap, cap and swaption agreements and certain other derivative instruments (i.e., TBAs, put and call options for TBAs, U.S. Treasury and Eurodollar futures, Markit IOS total return swaps and inverse interest-only securities), which are accounted for as derivative trading instruments under U.S. GAAP, certain interest-only mortgage-backed securities and MSR.
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
Considerable judgment is used in forming conclusions and estimating inputs to our Level 3 fair value measurements. Level 3 inputs such as interest rate movements, prepayments speeds, credit losses and discount rates are inherently difficult to estimate. Changes to these inputs can have a significant effect on fair value measurements. Accordingly, there is no assurance that our estimates of fair value are indicative of the amounts that would be realized on the ultimate sale or exchange of these assets. At September 30, 2021, 19.3% of our total assets were classified as Level 3 fair value assets.

Market Conditions and Outlook
The U.S. economy continued to recover in the third quarter albeit at a slower than expected rate. The impact of the COVID-19 pandemic continues and the spread of the delta variant, which peaked early in the quarter, adversely impacted travel and return to work for many. Although the virus likely impacted job growth in the quarter, job openings surpassed 11 million, pointing to signs of a tight labor market and a continued strong recovery. Inflation remains stubbornly high, in part due to supply chain issues that are expected to persist in the near term. Fed officials continue to believe this effect to be transitory but stand ready to act if not.
MBS funding markets remained stable throughout the quarter. The Fed’s overnight reverse repo operation continued to increase throughout the quarter, hitting a high volume at quarter end of $1.6 trillion. Despite the lack of use of the temporary repo operation, the Fed announced a standing repo facility in July. The facility was put in place to prevent funding disruptions once the Fed’s tapering of asset purchases begins.
Demand for mortgages has remained robust as the Fed maintained its monthly net purchases of $40 billion of MBS, as well as $80 billion of U.S. Treasuries. With financial conditions met, the Fed announced in November that it plans to begin reducing its asset purchases with the program ending in the summer of 2022. Mortgage spreads remain historically tight and we expect the reduced pace of future purchases to widen spreads over the course of 2022. Aggregate prepayments have moderated materially through the combination of burnout in higher coupons, and the large share of the mortgage universe that has refinanced into lower rates.
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
The following table provides the carrying value of our investment portfolio by product type:

(dollars in thousands)	September 30, 2021		December 31, 2020
Agency RMBS	$6,656,571	74.6%	$14,637,891	89.7%
Mortgage servicing rights	2,213,312	24.8%	1,596,153	9.8%
Agency Derivatives	45,237	0.5%	61,617	0.4%
Non-Agency securities	8,173	0.1%	13,031	0.1%
Total	$8,923,293		$16,308,692

Prepayment speeds and volatility due to interest rates
Our portfolio is subject to market risks, primarily interest rate risk and prepayment risk. We seek to offset a portion of our Agency pool market value exposure through our MSR and interest-only Agency RMBS portfolios. During periods of decreasing interest rates with rising prepayment speeds, the market value of our Agency pools generally increases and the market value of our interest-only securities and MSR generally decreases. The inverse relationship occurs when interest rates rise and prepayments fall. Although interest rates moved higher during the first quarter of 2021, they retraced lower in the second and third quarters of 2021 and we believe the low interest rate environment is expected to persist in the near term. Changes in home price performance, key employment metrics and government programs, among other macroeconomic factors, could cause prepayment speeds to remain fast on many RMBS, which could lead to less attractive reinvestment opportunities. Nonetheless, we believe our portfolio management approach, including our asset selection process, positions us to respond to a variety of market scenarios, including an overall faster prepayment environment.

The following table provides the three-month average constant prepayment rate, or CPR, experienced by Agency RMBS and MSR owned by us as of September 30, 2021, and the four immediately preceding quarter-ends:

	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020
Agency RMBS	30.1%	32.3%	30.8%	27.0%	23.1%
Mortgage servicing rights	26.7%	29.0%	37.7%	41.2%	41.5%

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
The following tables provide the carrying value of our Agency RMBS portfolio by underlying mortgage loan rate type:

	September 30, 2021
(dollars in thousands)	Principal/ Current Face	Carrying Value	Weighted Average CPR	% Prepayment Protected	Gross Weighted Average Coupon Rate	Amortized Cost	Allowance for Credit Losses	Weighted Average Loan Age (months)
Agency RMBS AFS:
30-Year Fixed
3.0%	$1,196,080	$1,271,219	23.3%	100.0%	3.7%	$1,231,183	$—	23
3.5%	1,084,438	1,175,586	32.8%	100.0%	4.3%	1,133,575	—	27
4.0%	1,583,161	1,737,823	32.1%	100.0%	4.6%	1,646,633	—	46
4.5%	1,434,691	1,592,598	33.0%	100.0%	5.0%	1,507,204	—	44
≥ 5.0%	362,711	408,842	36.3%	98.1%	5.9%	384,077	—	79
	5,661,081	6,186,068	31.0%	99.9%	4.5%	5,902,672	—	39
Other P&I	59,701	67,165	16.0%	—%	6.5%	65,844	—	221
Interest-only	3,931,227	403,338	19.2%	—%	3.6%	387,003	(14,000)	40
Agency Derivatives	263,014	45,237	17.9%	—%	6.7%	36,209	—	203
Total Agency RMBS	$9,915,023	$6,701,808		92.2%		$6,391,728	$(14,000)

	December 31, 2020
(dollars in thousands)	Principal/ Current Face	Carrying Value	Weighted Average CPR	% Prepayment Protected	Gross Weighted Average Coupon Rate	Amortized Cost	Allowance for Credit Losses	Weighted Average Loan Age (months)
Agency RMBS AFS:
30-Year Fixed
≤ 2.5%	$1,878,319	$2,005,269	7.7%	100.0%	3.4%	$1,977,388	$—	7
3.0%	2,359,772	2,541,676	19.3%	100.0%	3.7%	2,433,757	—	14
3.5%	3,327,048	3,636,988	28.5%	100.0%	4.2%	3,485,035	—	17
4.0%	2,642,730	2,911,556	37.5%	100.0%	4.6%	2,751,139	—	36
4.5%	2,276,487	2,538,418	34.3%	100.0%	5.0%	2,400,043	—	35
≥ 5.0%	519,976	590,044	33.6%	98.4%	5.8%	551,230	—	65
	13,004,332	14,223,951	27.4%	99.9%	4.3%	13,598,592	—	24
Other P&I	99,023	113,302	9.6%	—%	6.6%	110,002	—	226
Interest-only	3,649,556	300,638	14.0%	—%	3.5%	315,876	(17,889)	48
Agency Derivatives	318,162	61,617	16.5%	—%	6.7%	45,618	—	195
Total Agency RMBS	$17,071,073	$14,699,508		96.7%		$14,070,088	$(17,889)

Counterparty exposure and leverage ratio
We monitor counterparty exposure in our broker, banking and lending counterparties on a daily basis. We believe our broker and banking counterparties are well-capitalized organizations and we attempt to manage our cash balances across these organizations to reduce our exposure to any single counterparty.
As of September 30, 2021, we had entered into repurchase agreements with 40 counterparties, 17 of which had outstanding balances at September 30, 2021. In addition, we held short- and long-term borrowings under revolving credit facilities, long-term term notes payable and short- and long-term unsecured convertible senior notes. As of September 30, 2021, the debt-to-equity ratio funding our AFS securities, MSR and Agency Derivatives, which includes unsecured borrowings under convertible senior notes, was 3.1:1.0.
As of September 30, 2021, we held $1.1 billion in cash and cash equivalents, approximately $187.0 million of unpledged Agency securities and derivatives and $7.6 million of unpledged non-Agency securities. As a result, we had an overall estimated unused borrowing capacity on our unpledged securities of approximately $169.2 million. As of September 30, 2021, we held approximately $155.5 million of unpledged MSR and $72.2 million of unpledged servicing advances. Overall, we had unused committed borrowing capacity on MSR asset and servicing advance financing facilities of $413.4 million and $180.8 million, respectively. Generally, unused borrowing capacity may be the result of our election not to utilize certain financing, as well as delays in the timing in which funding is provided, insufficient collateral or the inability to meet lenders’ eligibility requirements for specific types of asset classes.
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

Proposed changes to LIBOR
LIBOR is used extensively in the U.S. and globally as a “benchmark” or “reference rate” for various commercial and financial contracts, including corporate and municipal bonds and loans, floating rate mortgages, asset-backed securities, consumer loans, and interest rate swaps and other derivatives. It had been expected that a number of private-sector banks currently reporting information used to set LIBOR would stop doing so after 2021 when their current reporting commitment ends, which would either cause LIBOR to stop publication immediately or cause LIBOR’s regulator to determine that its quality has degraded to the degree that it is no longer representative of its underlying market. On March 5, 2021, Intercontinental Exchange Inc. announced that ICE Benchmark Administration Limited, the administrator of LIBOR, intends to stop publication of the majority of USD-LIBOR tenors on June 30, 2023. In the U.S., the Alternative Reference Rates Committee, or ARRC, has identified the Secured Overnight Financing Rate, or SOFR, as its preferred alternative rate for U.S. dollar-based LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. Some market participants may continue to explore whether other U.S. dollar-based reference rates would be more appropriate for certain types of instruments. The ARRC has proposed a paced market transition plan to SOFR, and various organizations are currently working on industry wide and company-specific transition plans as it relates to derivatives and cash markets exposed to LIBOR. We have material contracts that are indexed to USD-LIBOR and are monitoring this activity, evaluating the related risks and our exposure, and adding alternative language to contracts, where necessary. Certain contracts, such as interest rate swaps, have an orderly market transition already in process.

Summary of Results of Operations and Financial Condition
During the first quarter of 2020, we experienced unprecedented market conditions as a result of the global COVID-19 pandemic, including unusually significant spread widening in both Agency RMBS and non-Agency securities. In response, we focused our efforts on raising excess liquidity and de-risking our portfolio. On March 25, 2020, we sold substantially all of our non-Agency securities in order to eliminate the risks posed by continued margin calls and ongoing funding concerns associated with the significant spread widening on these assets. We also sold approximately one-third of our Agency RMBS portfolio in order to reduce risk and raise cash to establish a strong defensive liquidity position to weather potential ongoing economic and market instability. These actions, occurring at a time of wide spreads and low prices, resulted in large realized losses in the first quarter of 2020 and a corresponding decline in book value.
Late in the first quarter of 2020, the Fed committed to unlimited purchases of Agency RMBS. The Fed’s actions were successful in helping to stabilize that market; however, the resulting historic spread tightening in the first half of 2021 made investments in Agency RMBS less attractive. As a result, the Company reduced its aggregate Agency RMBS/TBA position in the first half of 2021, although such position increased slightly in the third quarter. In the ordinary course of business, we make investment decisions and allocate capital in accordance with our views on the changing risk/reward dynamics in the market and in our portfolio.
Certain mortgage loan forbearance programs were established in connection with the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act. As the servicer of record for the MSR assets in our portfolio, we may be responsible for continuing to advance principal, interest, taxes and insurance on mortgage loans that are in forbearance, delinquency or default. At September 30, 2021, 13,700 loans, or 1.7% of our MSR portfolio by loan count, were in forbearance, of which 11.3% had made their September 2021 payment and were current as of September 30, 2021. Therefore, approximately 1.5% of our portfolio by loan count was in forbearance and not current as of September 30, 2021. We are confident in our ability to meet our servicing advance obligations and have entered into a revolving credit facility to finance these advances. Further, a significant number of borrowers, who were previously eligible for forbearance plan extensions, are reaching their terminal forbearance plan expiration. This should lead to improvement in actual and projected forbearance, but may result in increased delinquencies and defaults in our MSR portfolio if borrowers who were in forbearance are unable to resume making their monthly mortgage payments.
Our GAAP net income attributable to common stockholders was $52.6 million and $143.8 million ($0.17 and $0.49 per diluted weighted average share) for the three and nine months ended September 30, 2021, respectively, as compared to GAAP net income attributable to common stockholders of $183.0 million and GAAP net loss attributable to common stockholders of $1.9 billion ($0.64 and $(6.94) per diluted weighted average share) for the three and nine months ended September 30, 2020, respectively.

With our accounting treatment for AFS securities, unrealized fluctuations in the market values of AFS securities, excluding certain interest-only securities and securities with an allowance for credit losses, do not impact our GAAP net income (loss) or taxable income but are recognized on our condensed consolidated balance sheets as a change in stockholders’ equity under “accumulated other comprehensive income.” For the three and nine months ended September 30, 2021, net unrealized losses on AFS securities recognized as other comprehensive loss, net of tax, were $7.4 million and $341.7 million, respectively. This, combined with GAAP net income attributable to common stockholders of $52.6 million and $143.8 million for the three and nine months ended September 30, 2021, respectively, resulted in comprehensive income attributable to common stockholders of $45.2 million and comprehensive loss attributable to common stockholders of $197.9 million for the three and nine months ended September 30, 2021, respectively. For the three and nine months ended September 30, 2020, net unrealized gains on AFS securities recognized as other comprehensive income, net of tax, were $36.2 million and $30.9 million, respectively. This, combined with GAAP net income attributable to common stockholders of $183.0 million and GAAP net loss attributable to common stockholders of $1.9 billion, resulted in comprehensive income attributable to common stockholders of $219.2 million and comprehensive loss attributable to common stockholders of $1.9 billion for the three and nine months ended September 30, 2020, respectively.
Our book value per common share for U.S. GAAP purposes was $6.40 at September 30, 2021, a decrease from $7.63 per common share at December 31, 2020. For the nine months ended September 30, 2021, we recognized comprehensive loss attributable to common stockholders of $197.9 million and declared common dividends of $147.0 million, which drove the overall decrease in book value.
Although some uncertainty remains regarding the future effects of the COVID-19 pandemic and the actions that may be taken by federal and state governmental authorities and GSEs in response, the Agency RMBS market has stabilized and there is more clarity regarding forbearance levels and deferral programs on Agency MSR. Our liquidity position is strong, with $1.1 billion in unrestricted cash as of September 30, 2021. We continue to believe the pace of economic recovery and the impending tapering of Agency RMBS purchases by the Fed will lead to spread normalization, at which time we expect to increase leverage and deploy excess cash into investments at more attractive levels.

The following tables present the components of our comprehensive income (loss) for the three and nine months ended September 30, 2021 and 2020:

(in thousands, except share data)	Three Months Ended		Nine Months Ended
Income Statement Data:	September 30,		September 30,
	2021	2020	2021	2020
	(unaudited)		(unaudited)
Interest income:
Available-for-sale securities	$35,837	$89,200	$134,581	$443,614
Other	203	516	1,011	8,936
Total interest income	36,040	89,716	135,592	452,550
Interest expense:
Repurchase agreements	5,761	18,652	21,212	222,068
Revolving credit facilities	5,605	2,391	17,375	8,748
Term notes payable	3,249	3,321	9,685	11,678
Convertible senior notes	7,267	4,821	20,743	14,366
Federal Home Loan Bank advances	—	—	—	1,747
Total interest expense	21,882	29,185	69,015	258,607
Net interest income	14,158	60,531	66,577	193,943
Other income (loss):
Gain (loss) on investment securities	28,642	(9,107)	119,991	(1,037,222)
Servicing income	122,960	99,114	342,895	342,802
(Loss) gain on servicing asset	(42,500)	(112,763)	16,887	(938,219)
(Loss) gain on interest rate swap and swaption agreements	(3,947)	1,401	5,102	(296,117)
(Loss) gain on other derivative instruments	(15,019)	65,596	(239,718)	8,734
Other income (loss)	—	84	(5,701)	948
Total other income (loss)	90,136	44,325	239,456	(1,919,074)
Expenses:
Management fees	—	5,759	—	31,738
Servicing expenses	21,041	26,197	64,668	70,049
Compensation and benefits	9,198	10,099	28,645	26,503
Other operating expenses	7,406	8,877	22,111	21,389
Restructuring charges	—	(139,788)	—	6,000
Total expenses	37,645	(88,856)	115,424	155,679
Income (loss) before income taxes	66,649	193,712	190,609	(1,880,810)
Provision for (benefit from) income taxes	325	(8,202)	2,088	(39,504)
Net income (loss)	66,324	201,914	188,521	(1,841,306)
Dividends on preferred stock	13,748	18,950	44,711	56,851
Net income (loss) attributable to common stockholders	$52,576	$182,964	$143,810	$(1,898,157)
Basic earnings (loss) per weighted average common share	$0.17	$0.67	$0.50	$(6.94)
Diluted earnings (loss) per weighted average common share	$0.17	$0.64	$0.49	$(6.94)
Dividends declared per common share	$0.17	$0.14	$0.51	$0.33
Weighted average number of shares of common stock:
Basic	307,773,420	273,705,785	285,192,353	273,567,998
Diluted	346,730,073	291,876,935	319,966,115	273,567,998

(in thousands)	Three Months Ended		Nine Months Ended
Income Statement Data:	September 30,		September 30,
	2021	2020	2021	2020
	(unaudited)		(unaudited)
Comprehensive income (loss):
Net income (loss)	$66,324	$201,914	$188,521	$(1,841,306)
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on available-for-sale securities	(7,350)	36,216	(341,702)	30,940
Other comprehensive (loss) income	(7,350)	36,216	(341,702)	30,940
Comprehensive income (loss)	58,974	238,130	(153,181)	(1,810,366)
Dividends on preferred stock	13,748	18,950	44,711	56,851
Comprehensive income (loss) attributable to common stockholders	$45,226	$219,180	$(197,892)	$(1,867,217)

(in thousands)	September 30, 2021	December 31, 2020
Balance Sheet Data:
	(unaudited)
Available-for-sale securities	$6,664,744	$14,650,922
Mortgage servicing rights	$2,213,312	$1,596,153
Total assets	$11,484,548	$19,515,921
Repurchase agreements	$7,123,701	$15,143,898
Revolving credit facilities	$420,761	$283,830
Term notes payable	$396,479	$395,609
Convertible senior notes	$424,270	$286,183
Total stockholders’ equity	$2,734,888	$3,088,926

Results of Operations
The following analysis focuses on financial results during the three and nine months ended September 30, 2021 and 2020.
Interest Income
Interest income decreased from $89.7 million and $452.6 million for the three and nine months ended September 30, 2020 to $36.0 million and $135.6 million for the same periods in 2021 due to sales of both Agency RMBS and non-Agency securities that occurred during the first quarter of 2020, further sales of some higher coupon Agency RMBS and higher amortization recognized on Agency RMBS due to prepayments.
Interest Expense
Interest expense decreased from $29.2 million and $258.6 million for the three and nine months ended September 30, 2020, respectively, to $21.9 million and $69.0 million for the same periods in 2021 due to lower borrowing balances related to the sale of both Agency RMBS and non-Agency securities that occurred during the first quarter of 2020 and a lower interest rate environment.

Net Interest Income
The following tables present the components of interest income and average annualized net asset yield earned by asset type, the components of interest expense and average annualized cost of funds on borrowings incurred by collateral type, and net interest income and average annualized net interest spread for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
(dollars in thousands)	Average Balance (1)	Interest Income/Expense	Net Yield/Cost of Funds (2)	Average Balance (1)	Interest Income/Expense	Net Yield/Cost of Funds (2)
Interest-earning assets:
Available-for-sale securities	$6,886,374	$35,837	2.1%	$9,274,591	$134,581	1.9%
Other	—	203	—%	—	1,011	—%
Total interest income/net asset yield	$6,886,374	$36,040	2.1%	$9,274,591	$135,592	1.9%
Interest-bearing liabilities:
Borrowings collateralized by:
Available-for-sale securities	$7,455,046	$3,832	0.2%	$9,963,198	$17,883	0.2%
Agency derivatives (3)	44,307	85	0.8%	45,865	280	0.8%
Mortgage servicing rights and advances (4)	965,171	10,698	4.4%	927,967	30,109	4.3%
Unsecured borrowings:
Convertible senior notes	424,083	7,267	6.9%	407,929	20,743	6.8%
Total interest expense/cost of funds	$8,888,607	$21,882	1.0%	$11,344,959	$69,015	0.8%
Net interest income/spread (5)		$14,158	1.1%		$66,577	1.1%

	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
(dollars in thousands)	Average Balance (1)	Interest Income/Expense	Net Yield/Cost of Funds (2)	Average Balance (1)	Interest Income/Expense	Net Yield/Cost of Funds (2)
Interest-earning assets
Available-for-sale securities	$16,227,523	$89,200	2.2%	$21,063,273	$443,614	2.8%
Other	—	516	—%	2,743	8,936	3.8%
Total interest income/net asset yield	$16,227,523	$89,716	2.2%	$21,066,016	$452,550	2.9%
Interest-bearing liabilities
Borrowings collateralized by:
Available-for-sale securities	$16,707,625	$18,284	0.4%	$20,902,799	$220,400	1.4%
Agency derivatives (3)	52,603	155	1.2%	51,572	727	1.9%
Mortgage servicing rights (4)	656,739	5,925	3.6%	746,323	23,114	4.1%
Unsecured borrowings:
Convertible senior notes	285,729	4,821	6.7%	285,432	14,366	6.7%
Total interest expense/cost of funds	$17,702,696	$29,185	0.7%	$21,986,126	$258,607	1.6%
Net interest income/spread (5)		$60,531	1.5%		$193,943	1.3%
____________________
(1)Average asset balance represents average amortized cost on AFS securities and average unpaid principal balance on other assets.
(2)Cost of funds does not include the accrual and settlement of interest associated with interest rate swaps. In accordance with U.S. GAAP, those costs are included in (loss) gain on interest rate swap and swaption agreements in the condensed consolidated statements of comprehensive income (loss). For the three and nine months ended September 30, 2021, our total average cost of funds on the assets assigned as collateral for borrowings shown in the table above, including interest spread expense associated with interest rate swaps, was 0.8% and 0.7%, respectively, compared to 0.6% and 1.3% for the same periods in 2020.
(3)Yields on Agency Derivatives not shown as interest income is included in (loss) gain on other derivative instruments in the condensed consolidated statements of comprehensive income (loss).
(4)Yields on mortgage servicing rights and advances not shown as these assets do not earn interest.
(5)Net interest spread does not include the accrual and settlement of interest associated with interest rate swaps. In accordance with U.S. GAAP, those costs are included in (loss) gain on interest rate swap and swaption agreements in the condensed consolidated statements of comprehensive income (loss). For the three and nine months ended September 30, 2021, our total average net interest rate spread on the assets and liabilities shown in the table above, including interest spread expense associated with interest rate swaps, was 1.3% and 1.3%, respectively, compared to 1.7% and 1.5% for the same periods in 2020.

The decrease in yields on AFS securities for the three and nine months ended September 30, 2021, as compared to the same periods in 2020, was predominantly driven by the sale of substantially all legacy non-Agencies during the first quarter of 2020 as well as sales of Agency pools with higher yields. The decrease in cost of funds associated with the financing of AFS securities for the three and nine months ended September 30, 2021, as compared to the same periods in 2020, was also a result of the sale of non-Agencies as well as decreases in the borrowing rates offered by financing counterparties.
The decrease in cost of funds associated with the financing of Agency Derivatives for the three and nine months ended September 30, 2021, as compared to the same periods in 2020, was the result of decreases in the borrowing rates offered by counterparties.
The increase in cost of funds associated with the financing of MSR assets and related servicing advance obligations for the three and nine months ended September 30, 2021, as compared to the same periods in 2020, was due to an increase in the use of revolving credit facility and repurchase agreement financing versus term notes financing, which carry lower rates, as well as an increase in amortization of deferred debt issuance costs on this financing. During the year ended December 31, 2020, we entered into a new revolving credit facility to finance our servicing advance obligations, which are included in other assets on our condensed consolidated balance sheets.
Our convertible senior notes due 2022 were issued in January 2017. Our convertible senior notes due 2026 were issued in February 2021, and a portion of the proceeds from the offering were used to partially repurchase our senior notes due 2022. Both convertible senior notes due 2022 and 2026 are unsecured and pay interest semiannually at a rate of 6.25% per annum. The cost of funds associated with our convertible senior notes for the three and nine months ended September 30, 2021, as compared to the same periods in 2020, increased due to an increase in amortization of deferred debt issuance costs.
The following tables present the components of the yield earned on our AFS securities portfolio as a percentage of our average amortized cost of securities for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2021	2020	2021	2020
Gross yield/stated coupon	5.1%	3.8%	4.6%	3.9%
Net (premium amortization) discount accretion	(3.0)%	(1.6)%	(2.7)%	(1.1)%
Net yield (1)	2.1%	2.2%	1.9%	2.8%
____________________
(1)Excludes Agency Derivatives. For the three and nine months ended September 30, 2021, the average annualized net yield on total RMBS, including Agency Derivatives, was 2.1% and 2.0%, respectively, compared to 2.3% and 2.8% for the same periods in 2020. Yields have not been adjusted for cost of delay and cost to carry purchase premiums.

Gain (Loss) On Investment Securities
The following tables present the components of gain (loss) on investment securities for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
(in thousands)	Available-For-Sale Securities	Trading Securities	Total	Available-For-Sale Securities	Trading Securities	Total
Proceeds from sales	$502,349	$—	$502,349	$5,102,894	$—	$5,102,894
Amortized cost sold	(481,751)	—	(481,751)	(4,998,583)	—	(4,998,583)
Total realized gains on sales	20,598	—	20,598	104,311	—	104,311
Provision for credit losses	(159)	—	(159)	(6,416)	—	(6,416)
Other	8,203	—	8,203	22,096	—	22,096
Gain on investment securities	$28,642	$—	$28,642	$119,991	$—	$119,991

	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
(in thousands)	Available-For-Sale Securities	Trading Securities	Total	Available-For-Sale Securities	Trading Securities	Total
Proceeds from sales	$—	$—	$—	16,969,870	$1,053,477	$18,023,347
Amortized cost sold	—	—	—	(17,947,686)	(1,052,500)	(19,000,186)
Total realized (losses) gains on sales	—	—	—	(977,816)	977	(976,839)
Provision for credit losses	(7,100)	—	(7,100)	(53,931)	—	(53,931)
Other	(2,007)	—	(2,007)	(6,452)	—	(6,452)
(Loss) gain on investment securities	$(9,107)	$—	$(9,107)	$(1,038,199)	$977	$(1,037,222)

Due to the unprecedented market conditions experienced as a result of the global COVID-19 pandemic, we sold substantially all of our portfolio of non-Agency securities and approximately one-third of our Agency RMBS during the first quarter of 2020. Late in the first quarter of 2020, the Fed committed to unlimited purchases of Agency RMBS. The Fed’s actions were successful in helping to stabilize that market; however, the resulting historic spread tightening in the first half of 2021 made investments in Agency RMBS less attractive. As a result, the Company reduced its aggregate Agency RMBS/TBA position in the first half of 2021, although such position increased slightly in the third quarter. In the ordinary course of business, we make investment decisions and allocated capital in accordance with our views on the changing risk/reward dynamics in the market and in our portfolio. We do not expect to sell assets on a frequent basis, but may sell assets to reallocate capital into new assets that we believe have higher risk-adjusted returns.
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
The majority of the “other” component of gain (loss) on investment securities is related to changes in unrealized gains (losses) on certain interest-only mortgage-backed securities. For the three and nine months ended September 30, 2021, the unrealized gains recognized were primarily due to slower prepayment assumption.
Servicing Income
The following table presents the components of servicing income for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2021	2020	2021	2020
Servicing fee income	$121,221	$96,332	$337,469	$318,686
Ancillary and other fee income	650	391	1,888	1,388
Float income	1,089	2,391	3,538	22,728
Total	$122,960	$99,114	$342,895	$342,802

For the three months ended September 30, 2021, as compared to the same period in 2020, servicing income was higher due to a higher portfolio balance, higher collections and lower compensating interest. Servicing income for the nine months ended September 30, 2021 was consistent as compared to the same period in 2020.

(Loss) Gain On Servicing Asset
The following table presents the components of (loss) gain on servicing asset for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2021	2020	2021	2020
Changes in fair value due to changes in valuation inputs or assumptions used in the valuation model	$112,871	$41,429	$541,654	$(570,347)
Changes in fair value due to realization of cash flows (runoff)	(144,314)	(154,184)	(513,710)	(367,864)
Losses on sales	(11,057)	(8)	(11,057)	(8)
(Loss) gain on servicing asset	$(42,500)	$(112,763)	$16,887	$(938,219)

The decrease in loss on servicing asset for the three months ended September 30, 2021, as compared to the same period in 2020, was driven by a decrease in expected prepayment speed assumptions used in the fair valuation of MSR and a decrease in portfolio runoff, offset by realized losses on sales of MSR. The increase in gain (decrease in loss) on servicing asset for the nine months ended September 30, 2021, as compared to the same period in 2020, was driven by favorable change in valuation assumptions used in the fair market valuation of MSR, including the impact of acquiring MSR at a cost below fair value, offset by increased portfolio runoff and realized losses on sales of MSR during the nine months ended September 30, 2021.
(Loss) Gain On Interest Rate Swap And Swaption Agreements
The following table summarizes the net interest spread and gains and losses associated with our interest rate swap and swaption positions recognized during the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2021	2020	2021	2020
Net interest spread	$4,441	$818	$8,490	$(68,128)
Early termination, agreement maturation and option expiration gains (losses)	5,220	—	7,512	(385,202)
Change in unrealized (loss) gain on interest rate swap and swaption agreements, at fair value	(13,608)	583	(10,900)	157,213
(Loss) gain on interest rate swap and swaption agreements	$(3,947)	$1,401	$5,102	$(296,117)

Net interest spread recognized for the accrual and/or settlement of the net interest expense associated with our interest rate swaps results from receiving either a floating interest rate (LIBOR or the OIS rate) or a fixed interest rate and paying either a fixed interest rate or a floating interest rate (LIBOR or the OIS rate) on positions held to economically hedge/mitigate portfolio interest rate exposure (or duration) risk. We may elect to terminate certain swaps and swaptions to align with our investment portfolio, agreements may mature or options may expire resulting in full settlement of our net interest spread asset/liability and the recognition of realized gains and losses, including early termination penalties. During the second quarter of 2020, we elected to terminate certain swaps and swaptions in order to adjust the total notional and fixed interest rates on these instruments, as a result of adjustments made to our investment portfolio and changes in interest rates. The change in fair value of interest rate swaps and swaptions during the three and nine months ended September 30, 2021 and 2020 was a result of changes to floating interest rates (LIBOR or the OIS rate), the swap curve and corresponding counterparty borrowing rates. Since swaps and swaptions are used for purposes of hedging our interest rate exposure, their unrealized valuation gains and losses (excluding the reversal of unrealized gains and losses to realized gains and losses upon termination, maturation or option expiration) are generally offset by unrealized losses and gains in our Agency RMBS AFS portfolio, which are recorded either directly to stockholders’ equity through other comprehensive (loss) income, net of tax, or to gain (loss) on investment securities, in the case of certain interest-only mortgage-backed securities.

(Loss) Gain On Other Derivative Instruments
The following table provides a summary of the total net gains (losses) recognized on other derivative instruments we hold for purposes of both hedging and non-hedging activities, principally TBAs, put and call options for TBAs, U.S. Treasury and Eurodollar futures and inverse interest-only securities during the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2021	2020	2021	2020
Interest income, net of accretion, on inverse interest-only securities	$1,176	$2,691	$4,360	$7,247
Realized and unrealized net gains (losses) on other derivative instruments (1)	(16,195)	62,905	(244,078)	1,487
(Loss) gain on other derivative instruments	$(15,019)	$65,596	$(239,718)	$8,734
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

Expenses
The following table presents the components of expenses, other than restructuring charges, for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except share data)	2021	2020	2021	2020
Management fees	$—	$5,759	$—	$31,738
Servicing expenses	$21,041	$26,197	$64,668	$70,049
Operating expenses:
Compensation and benefits:
Non-cash equity compensation expenses	$2,559	$2,857	$8,960	$7,487
All other compensation and benefits	6,639	7,242	19,685	19,016
Total compensation and benefits	$9,198	$10,099	$28,645	$26,503
Other operating expenses:
Nonrecurring expenses	$1,187	$3,664	$4,555	$3,664
All other operating expenses	6,219	5,213	17,556	17,725
Total other operating expenses	$7,406	$8,877	$22,111	$21,389
Annualized operating expense ratio	2.4%	2.6%	2.4%	1.8%
Annualized operating expense ratio, excluding non-cash equity compensation and other nonrecurring expenses	1.9%	1.7%	1.8%	1.4%

Prior to the termination of the Management Agreement on August 14, 2020, a management fee was payable to PRCM Advisers under the agreement. The management fee was calculated based on our stockholders’ equity with certain adjustments outlined in the management agreement.
We incur servicing expenses generally related to the subservicing of MSR. The decrease in servicing expenses during the three and nine months ended September 30, 2021, as compared to the same period in 2020, was a result of a decrease in loan forbearance and adjustments for preliquidation claims.

Prior to the termination of the Management Agreement, included in compensation and benefits and other operating expenses were direct and allocated costs incurred by PRCM Advisers on our behalf and reimbursed by us. For the three and nine months ended September 30, 2020 these direct and allocated costs totaled approximately $3.2 million and $19.3 million, respectively. Included in these reimbursed costs was compensation paid to employees of an affiliate of PRCM Advisers serving as our principal financial officer and general counsel of $0.1 million and $1.4 million respectively for the three and nine months ended September 30, 2020. Prior to termination of the Management Agreement, the allocation of compensation paid to employees of an affiliate of PRCM Advisers serving as our principal financial officer and general counsel was based on time spent overseeing our activities in accordance with the Management Agreement; we did not reimburse PRCM Advisers for any expenses related to the compensation of our chief executive officer or chief investment officer. Additionally, included in compensation and benefits is non-cash equity compensation expense, which represents amortization of the restricted stock awarded to our independent directors, executive officers and other eligible individuals. Included in non-cash equity compensation expense for the three and nine months ended September 30, 2020 was amortization of restricted stock awarded to our executive officers, including our chief executive officer, chief investment officer, principal financial officer and general counsel of $0.9 million and $3.0 million, respectively.
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
In connection with the termination of the Management Agreement, we reversed the $139.8 million accrued termination fee during the three months ended September 30, 2020. For the year ended December 31, 2020, we incurred a total of $5.7 million in contract termination costs, which includes all estimated costs incurred for legal and advisory services provided to facilitate the termination of the Management Agreement. In accordance with Accounting Standards Codification (ASC) 420, Exit or Disposal Cost Obligations, all contract termination costs are included within restructuring charges on our condensed consolidated statements of comprehensive income (loss).
Income Taxes
During the three and nine months ended September 30, 2021, our TRSs recognized a provision for income taxes of $0.3 million and $2.1 million, respectively, which was primarily due to gains recognized on MSR, offset by net losses recognized on derivative instruments held in our TRSs. During the three and nine months ended September 30, 2020, our TRSs recognized a benefit from income taxes of $8.2 million and $39.5 million respectively. The benefit recognized for the three months ended September 30, 2020 was primarily due to losses recognized on MSR held in our TRSs. The benefit recognized for the nine months ended September 30, 2020 was primarily due to losses recognized on MSR, offset by net gains recognized on derivative instruments held in our TRSs.

Financial Condition
Available-for-Sale Securities, at Fair Value
The majority of our AFS investment securities portfolio is comprised of fixed rate Agency mortgage-backed securities backed by single-family and multi-family mortgage loans. We also hold $8.2 million in tranches of mortgage-backed and asset-backed P&I and interest-only non-Agency securities. All of our P&I Agency RMBS AFS are Fannie Mae or Freddie Mac mortgage pass-through certificates or collateralized mortgage obligations that carry an implied rating of “AAA,” or Ginnie Mae mortgage pass-through certificates, which are backed by the guarantee of the U.S. government. The majority of these securities consist of whole pools in which we own all of the investment interests in the securities.
The table below summarizes certain characteristics of our Agency RMBS AFS at September 30, 2021:

	September 30, 2021
(dollars in thousands, except purchase price)	Principal/ Current Face	Net (Discount) Premium	Amortized Cost	Allowance for Credit Losses	Unrealized Gain	Unrealized Loss	Carrying Value	Weighted Average Coupon Rate	Weighted Average Purchase Price
P&I securities	$5,720,782	$247,734	$5,968,516	$—	$285,088	$(371)	$6,253,233	3.93%	$104.86
Interest-only securities	3,931,227	387,003	387,003	(14,000)	39,515	(9,180)	403,338	2.88%	$14.06
Total	$9,652,009	$634,737	$6,355,519	$(14,000)	$324,603	$(9,551)	$6,656,571

Our three-month average CPR experienced by Agency RMBS AFS owned by us as of September 30, 2021 was 30.1%.
Mortgage Servicing Rights, at Fair Value
One of our wholly owned subsidiaries has approvals from Fannie Mae and Freddie Mac to own and manage MSR, which represent the right to control the servicing of mortgage loans. We do not directly service mortgage loans, and instead contract with appropriately licensed subservicers to handle substantially all servicing functions in the name of the subservicer for the loans underlying our MSR. As of September 30, 2021, our MSR had a fair market value of $2.2 billion.
As of September 30, 2021, our MSR portfolio included MSR on 801,239 loans with an unpaid principal balance of approximately $194.4 billion. The following table summarizes certain characteristics of the loans underlying our MSR by gross weighted average coupon rate types and ranges at September 30, 2021:

	September 30, 2021
(dollars in thousands)	Number of Loans	Unpaid Principal Balance	Weighted Average Gross Coupon Rate	Weighted Average Current Loan Size	Weighted Average Loan Age (months)	Weighted Average Original FICO	Weighted Average Original LTV	60+ Day Delinquencies	3-Month CPR	Net Servicing Fee (bps)
30-Year Fixed:
≤ 3.25%	199,260	$67,419,175	2.8%	$398	9	767	70.7%	0.3%	12.6%	25.7
> 3.25 - 3.75%	166,584	43,705,900	3.4%	322	27	756	74.2%	1.0%	28.6%	26.4
> 3.75 - 4.25%	135,217	28,664,730	3.9%	267	52	753	75.9%	2.9%	38.2%	27.5
> 4.25 - 4.75%	86,569	15,939,988	4.4%	242	55	738	77.7%	5.5%	40.0%	26.4
> 4.75 - 5.25%	42,535	7,059,268	4.9%	234	49	723	79.1%	7.7%	40.1%	27.5
> 5.25%	17,333	2,445,392	5.5%	215	48	706	79.4%	10.3%	39.2%	30.6
	647,498	165,234,453	3.5%	330	28	756	73.7%	1.9%	27.2%	26.4
15-Year Fixed:
≤ 2.25%	14,823	4,955,090	2.0%	378	6	778	57.4%	0.1%	11.3%	25.3
> 2.25 - 2.75%	38,748	9,629,400	2.4%	302	11	775	58.3%	0.2%	21.1%	25.7
> 2.75 - 3.25%	47,217	7,924,366	2.9%	225	38	769	61.4%	0.6%	26.2%	26.2
> 3.25 - 3.75%	29,622	3,801,439	3.4%	178	53	758	64.5%	1.4%	28.6%	27.4
> 3.75 - 4.25%	13,508	1,435,997	3.9%	157	53	742	65.4%	2.6%	29.1%	28.8
> 4.25%	6,364	565,142	4.5%	133	44	728	66.2%	3.7%	33.6%	31.3
	150,282	28,311,434	2.7%	266	26	769	60.4%	0.6%	23.1%	26.3
Total ARMs	3,459	848,055	3.0%	316	52	762	68.1%	3.7%	37.2%	25.3
Total	801,239	$194,393,942	3.4%	$321	28	758	71.7%	1.7%	26.7%	26.4

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
At September 30, 2021, borrowings under repurchase agreements, revolving credit facilities, term notes payable and convertible senior notes had the following characteristics:

(dollars in thousands)	September 30, 2021
Borrowing Type	Amount Outstanding	Weighted Average Borrowing Rate	Weighted Average Years to Maturity
Repurchase agreements	$7,123,701	0.25%	0.3
Revolving credit facilities	420,761	3.42%	1.5
Term notes payable	396,479	2.89%	2.7
Convertible senior notes (1)	424,270	6.25%	3.2
Total	$8,365,211	0.84%	0.5

(dollars in thousands)	September 30, 2021
Collateral Type	Amount Outstanding	Weighted Average Borrowing Rate	Weighted Average Haircut on Collateral Value
Agency RMBS	$6,954,233	0.18%	4.4%
Non-Agency securities	729	1.82%	33.5%
Agency Derivatives	43,739	0.71%	19.0%
Mortgage servicing rights	923,040	3.28%	27.9%
Mortgage servicing advances	19,200	3.15%	13.5%
Other (1)	424,270	6.25%	NA
Total	$8,365,211	0.84%	6.8%
____________________
(1)Includes unsecured convertible senior notes due 2022 and 2026 paying interest semiannually at a rate of 6.25% per annum on the aggregate principal amount of $431.3 million.

As of September 30, 2021, the debt-to-equity ratio funding our AFS securities, MSR, servicing advances and Agency Derivatives, which includes unsecured borrowings under convertible senior notes, was 3.1:1.0. As previously discussed, our Agency RMBS, given their liquidity and high credit quality, are eligible for higher levels of leverage, while MSR, with less liquidity and/or more exposure to prepayment risk, utilize lower levels of leverage. Generally, our debt-to-equity ratio is directly correlated to the composition of our portfolio; typically, the higher the percentage of Agency RMBS we hold, the higher our debt-to-equity ratio will be. However, in addition to portfolio mix, our debt-to-equity ratio is a function of many other factors, including the liquidity of our portfolio, the availability and price of our financing, the diversification of our counterparties and their available capacity to finance our assets, and anticipated regulatory developments. We may alter the percentage allocation of our portfolio among our target assets depending on the relative value of the assets that are available to purchase from time to time, including at times when we are deploying proceeds from offerings we conduct. We believe the current degree of leverage within our portfolio helps ensure that we have access to unused borrowing capacity, thus supporting our liquidity and the strength of our balance sheet.
The following table provides a summary of our borrowings under repurchase agreements, revolving credit facilities, term notes payable and convertible senior notes, our net TBA notional amounts and our debt-to-equity ratios for the three months ended September 30, 2021, and the four immediately preceding quarters:

(dollars in thousands)
For the Three Months Ended	Quarterly Average	End of Period Balance	Maximum Balance of Any Month-End	End of Period Total Borrowings to Equity Ratio	End of Period Net Long (Short) TBA Notional	End of Period Economic Debt-to-Equity Ratio (1)
September 30, 2021	$8,888,607	$8,365,211	$9,060,624	3.1:1.0	$8,742,000	6.1:1.0
June 30, 2021	$11,129,575	$9,704,066	$12,837,520	3.9:1.0	$6,854,000	6.5:1.0
March 31, 2021	$14,016,694	$12,938,748	$14,525,894	4.8:1.0	$4,800,000	6.4:1.0
December 31, 2020	$16,431,516	$16,109,520	$16,842,273	5.2:1.0	$5,197,000	6.8:1.0
September 30, 2020	$17,702,696	$17,332,697	$17,896,976	5.7:1.0	$6,236,000	7.7:1.0
____________________
(1)Defined as total borrowings under repurchase agreements, revolving credit facilities, term notes payable and convertible senior notes, plus implied debt on net TBA notional, divided by total equity.

Equity
The tables below provide details of our changes in stockholders’ equity from June 30, 2021 to September 30, 2021 as well as a reconciliation of comprehensive income and GAAP net income to non-GAAP measures. Beginning with the reporting period for the three months ended September 30, 2021, the previously reported non-GAAP measure Core Earnings will be referred to as Earnings Available for Distribution, or EAD.(1) Also beginning with this reporting period, EAD includes U.S. Treasury futures income. U.S. Treasury futures income is the economic equivalent to holding and financing a relevant cheapest-to-deliver U.S. Treasury note or bond using short-term repurchase agreements.

(dollars in millions, except per share amounts)	Book Value	Common Shares Outstanding	Common Book Value Per Share
Common stockholders' equity at June 30, 2021	$1,757.8	273.7	$6.42
Earnings available for distribution, net of tax expense of $14.0 thousand (1)	87.4
Dividends on preferred stock	(13.8)
Earnings available for distribution to common stockholders, net of tax expense of $14.0 thousand (1)	73.6
Realized and unrealized gains and losses, net of tax expense of $0.3 million	(21.0)
Other comprehensive loss, net of tax	(7.4)
Dividend declaration	(53.6)
Other	2.6	0.2
Issuance of common stock, net of offering costs	256.6	40.0
Common stockholders' equity at September 30, 2021	$2,008.6	313.9	$6.40
Total preferred stock liquidation preference	726.3
Total equity at September 30, 2021	$2,734.9

Three Months Ended
(in millions)	September 30, 2021
Comprehensive income attributable to common stockholders	$45.2
Adjustment for other comprehensive loss attributable to common stockholders:
Unrealized losses on available-for-sale securities	7.4
Net income attributable to common stockholders	52.6
Adjustments for non-EAD (1):
Realized gains on investment securities	(21.1)
Unrealized gains on investment securities	(7.7)
Provision for credit losses on investment securities	0.2
Realized and unrealized gains on mortgage servicing rights	(23.8)
Realized gain on termination or expiration of interest rate swaps and swaptions	(5.2)
Unrealized losses on interest rate swaps and swaptions	13.6
Realized and unrealized losses on other derivative instruments	61.3
Change in servicing reserves	(0.4)
Non-cash equity compensation expense	2.6
Other nonrecurring expenses	1.2
Net provision for income taxes on non-EAD (1)	0.3
Earnings available for distribution to common stockholders (1)	$73.6
____________________
(1)EAD is a non-GAAP measure that we define as comprehensive income (loss) attributable to common stockholders, excluding “realized and unrealized gains and losses” (impairment losses, provision for (reversal of) credit losses, realized and unrealized gains and losses on the aggregate portfolio, reserve expense for representation and warranty obligations on MSR, non-cash compensation expense related to restricted common stock, other nonrecurring expenses and restructuring charges). As defined, EAD includes net interest income, accrual and settlement of interest on derivatives, dollar roll income on TBAs, U.S. Treasury futures income, servicing income, net of estimated amortization on MSR, management fees and recurring cash related operating expenses. Dollar roll income is the economic equivalent to holding and financing Agency RMBS using short-term repurchase agreements. U.S. Treasury futures income is the economic equivalent to holding and financing a relevant cheapest-to-deliver U.S. Treasury note or bond using short-term repurchase agreements. EAD provides supplemental information to assist investors in analyzing the Company’s results of operations and helps facilitate comparisons to industry peers. EAD is one of several measures our board of directors considers to determine the amount of dividends to declare on our common stock and should not be considered an indication of our taxable income or as a proxy for the amount of dividends we may declare.

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
As of September 30, 2021, we held $1.1 billion in cash and cash equivalents available to support our operations; $8.9 billion of AFS securities, MSR, and derivative assets held at fair value; and $8.4 billion of outstanding debt in the form of repurchase agreements, borrowings under revolving credit facilities, term notes payable and convertible senior notes. During the three and nine months ended September 30, 2021, the debt-to-equity ratio funding our AFS securities, MSR and Agency Derivatives, which includes unsecured borrowings under convertible senior notes, decreased from 3.9:10 to 3.1:1.0 and decreased from 5.2:1.0 to 3.1:1.0, respectively. The decrease for both periods was driven by decreased financing on Agency RMBS due to sales and prepayments on the related assets. During the three and nine months ended September 30, 2021, our economic debt-to-equity ratio funding our AFS securities, MSR and Agency Derivatives, which includes unsecured borrowings under convertible senior notes and implied debt on net TBA notional, decreased from 6.5:1.0 to 6.1:1.0 and decreased from 6.8:1.0 to 6.1:1.0, respectively.
As of September 30, 2021, we held approximately $187.0 million of unpledged Agency securities and derivatives and $7.6 million of unpledged non-Agency securities. As a result, we had an overall estimated unused borrowing capacity on unpledged securities of approximately $169.2 million. As of September 30, 2021, we held approximately $155.5 million of unpledged MSR and $72.2 million of unpledged servicing advances. Overall, we had unused committed borrowing capacity on MSR asset and servicing advance financing facilities of $413.4 million and $180.8 million, respectively. Generally, unused borrowing capacity may be the result of our election not to utilize certain financing, as well as delays in the timing in which funding is provided, insufficient collateral or the inability to meet lenders’ eligibility requirements for specific types of asset classes. On a daily basis, we monitor and forecast our available, or excess, liquidity. Additionally, we frequently perform shock analyses against various market events to monitor the adequacy of our excess liquidity. If borrowing rates and/or collateral requirements change in the near term, we believe we are subject to less earnings volatility than a more leveraged organization.
During the nine months ended September 30, 2021, we did not experience any material issues accessing our funding sources, although the balance sheet capacity of some counterparties has tightened due to compliance with the Basel III regulatory capital reform rules as well as the management of perceived risk in the current market environment due to the COVID-19 pandemic. We expect ongoing sources of financing to be primarily repurchase agreements, revolving credit facilities, term notes payable, convertible notes and similar financing arrangements. We plan to finance our assets with a moderate amount of leverage, the level of which may vary based upon the particular characteristics of our portfolio and market conditions.
As of September 30, 2021, we had master repurchase agreements in place with 40 counterparties (lenders), the majority of which are U.S. domiciled financial institutions, and we continue to evaluate additional counterparties to manage and optimize counterparty risk. Under our repurchase agreements, we are required to pledge additional assets as collateral to our lenders when the estimated fair value of the existing pledged collateral under such agreements declines and such lenders, through a margin call, demand additional collateral. Lenders generally make margin calls because of a perceived decline in the value of our assets collateralizing the repurchase agreements. This may occur following the monthly principal reduction of assets due to scheduled amortization and prepayments on the underlying mortgages, or may be caused by changes in market interest rates, a perceived decline in the market value of the investments and other market factors. To cover a margin call, we may pledge additional assets or cash. At maturity, any cash on deposit as collateral is generally applied against the repurchase agreement balance, thereby reducing the amount borrowed. Should the value of our assets suddenly decrease, significant margin calls on our repurchase agreements could result, causing an adverse change in our liquidity position.

In addition to our master repurchase agreements to fund our Agency and non-Agency securities, we have one repurchase facility and three revolving credit facilities that provide short- and long-term financing for our MSR portfolio. We also have one revolving credit facility that provides long-term financing for our servicing advances. An overview of the facilities is presented in the table below:

(dollars in thousands)
September 30, 2021
Expiration Date (1)	Amount Outstanding	Unused Committed Capacity (2)	Unused Uncommitted Capacity	Total Capacity	Eligible Collateral
August 31, 2022	$255,311	$94,689	$350,000	$700,000	Mortgage servicing rights
March 31, 2022	$125,000	$100,000	$75,000	$300,000	Mortgage servicing rights (3)
March 20, 2024	$146,250	$78,750	$75,000	$300,000	Mortgage servicing rights (4)
January 31, 2022	$—	$140,000	$—	$140,000	Mortgage servicing rights
September 28, 2022	$19,200	$180,800	$—	$200,000	Mortgage servicing advances
____________________
(1)The facilities are set to mature on the stated expiration date, unless extended pursuant to their terms.
(2)Represents unused capacity amounts to which commitment fees are charged.
(3)This repurchase facility is secured by the VFN issued in connection with the 2019 MSR securitization transaction, which is collateralized by our MSR. The committed capacity is set to mature on December 31, 2021 while the uncommitted capacity is set to mature on March 31, 2022, unless extended pursuant to their terms.
(4)The revolving period of this facility ceases on March 17, 2023, at which time the facility starts a 12-month amortization period.

We are subject to a variety of financial covenants under our lending agreements. The following represent the most restrictive financial covenants across our lending agreements as of September 30, 2021:
•Total indebtedness to tangible net worth must be less than 8.0:1.0. As of September 30, 2021, our total indebtedness to tangible net worth, as defined, was 3.1:1.0.
•Cash liquidity must be greater than $200.0 million. As of September 30, 2021, our liquidity, as defined, was $1.1 billion.
•Net worth must be greater than the higher of $1.5 billion or 50% of the highest net worth during the 24 calendar months prior, measured beginning March 31, 2020. As of September 30, 2021, 50% of the highest net worth during the 24 calendar months prior, as defined, was $1.6 billion and our net worth, as defined, was $2.7 billion.
We are also subject to additional financial covenants in connection with various other agreements we enter into in the normal course of our business. We intend to continue to operate in a manner which complies with all of our financial covenants.
The following table summarizes assets at carrying values that were pledged or restricted as collateral for the future payment obligations of repurchase agreements, revolving credit facilities, term notes payable and derivative instruments at September 30, 2021 and December 31, 2020:

(in thousands)	September 30, 2021	December 31, 2020
Available-for-sale securities, at fair value	$6,471,617	$14,633,217
Mortgage servicing rights, at fair value	2,057,810	1,146,710
Restricted cash	497,435	1,126,439
Due from counterparties	285,865	21,312
Derivative assets, at fair value	43,783	61,557
Other assets	27,987	28,540
Total	$9,384,497	$17,017,775

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
The following table provides the maturities of our repurchase agreements, revolving credit facilities, term notes payable and convertible senior notes as of September 30, 2021 and December 31, 2020:

(in thousands)	September 30, 2021	December 31, 2020
Within 30 days	$1,737,055	$5,370,506
30 to 59 days	79,893	4,292,861
60 to 89 days	—	2,062,234
90 to 119 days	1,454,213	1,610,198
120 to 364 days	4,270,615	1,868,099
One to three years	542,729	510,013
Three to five years	280,706	395,609
Total	$8,365,211	$16,109,520

For the three months ended September 30, 2021, our restricted and unrestricted cash balance decreased approximately $287.6 million to $1.9 billion at September 30, 2021. The cash movements can be summarized by the following:
•Cash flows from operating activities. For the three months ended September 30, 2021, operating activities increased our cash balances by approximately $229.6 million, primarily driven by our financial results for the quarter.
•Cash flows from investing activities. For the three months ended September 30, 2021, investing activities increased our cash balances by approximately $626.4 million, primarily driven by net sales of and principal payments on AFS securities, offset by purchases of MSR.
•Cash flows from financing activities. For the three months ended September 30, 2021, financing activities decreased our cash balance by approximately $1.1 billion, primarily driven by net repayment of repurchase agreements due to the decreased financing on Agency RMBS as a result of sales and prepayments on the related assets, offset by net proceeds from the issuance of common stock.

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
We may enter into a variety of derivative and non-derivative instruments to economically hedge interest rate risk or “duration mismatch (or gap)” by adjusting the duration of our floating-rate borrowings into fixed-rate borrowings to more closely match the duration of our assets. This particularly applies to borrowing agreements with maturities or interest rate resets of less than six months. Typically, the interest receivable terms (i.e., LIBOR or the OIS rate) of certain derivatives match the terms of the underlying debt, resulting in an effective conversion of the rate of the related borrowing agreement from floating to fixed. The objective is to manage the cash flows associated with current and anticipated interest payments on borrowings, as well as the ability to roll or refinance borrowings at the desired amount by adjusting the duration. To help manage the adverse impact of interest rate changes on the value of our portfolio as well as our cash flows, we may, at times, enter into various forward contracts, including short securities, Agency to-be-announced securities, or TBAs, options, futures, swaps, caps, credit default swaps and total return swaps. In executing on our current interest rate risk management strategy, we have entered into TBAs, put and call options for TBAs, interest rate swap and swaption agreements and U.S. Treasury and Eurodollar futures. In addition, because MSR are negative duration assets, they provide a hedge to interest rate exposure on our Agency RMBS portfolio. In hedging interest rate risk, we seek to reduce the risk of losses on the value of our investments that may result from changes in interest rates in the broader markets, improve risk-adjusted returns and, where possible, obtain a favorable spread between the yield on our assets and the cost of our financing.
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
We perform interest rate sensitivity analyses on various measures of our financial results and condition by examining how our assets, financing, and hedges will perform in various interest rate “shock” scenarios. Two of these measures are presented below in more detail. The first measure is change in annualized net interest income over the next 12 months, including interest spread from our interest rate swaps and float income from custodial accounts associated with our MSR. The second measure is change in value of financial position, including the value of our derivative assets and liabilities. All changes in value are measured as the change from the September 30, 2021 financial position. All projected changes in annualized net interest income are measured as the change from the projected annualized net interest income based off current performance returns.
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

The following interest rate sensitivity table displays the potential impact of instantaneous, parallel changes in interest rates of +/- 25 and +/- 50 bps on annualized net interest income and portfolio value, based on our interest sensitive financial instruments at September 30, 2021. The preceding discussion shows that the results for the 25 bps move scenarios are the best representation of our interest rate exposure, followed by those for the 50 bps move scenarios. This hierarchy reflects our localized approach to managing interest rate risk: monitoring rates and rebalancing our hedges on a day to day basis, where rate moves only rarely exceed 25 bps in either direction.

	Changes in Interest Rates
(dollars in thousands)	-50 bps	-25 bps	+25 bps	+50 bps
Change in annualized net interest income (1):	$(22,057)	$(10,887)	$10,259	$20,592
% change in net interest income (1)	(11.0)%	(5.4)%	5.1%	10.3%
Change in value of financial position:
Available-for-sale securities	$16,071	$9,638	$(14,484)	$(35,483)
As a % of common equity	0.8%	0.5%	(0.7)%	(1.8)%
Mortgage servicing rights (2)	$(270,826)	$(127,383)	$106,917	$205,585
As a % of common equity (2)	(13.5)%	(6.3)%	5.3%	10.2%
Derivatives, net	$186,095	$101,248	$(114,423)	$(237,999)
As a % of common equity	9.3%	5.0%	(5.7)%	(11.8)%
Reverse repurchase agreements	$18	$9	$(9)	$(18)
As a % of common equity	—%	—%	—%	—%
Repurchase agreements	$(11,177)	$(5,589)	$5,589	$11,124
As a % of common equity	(0.6)%	(0.3)%	0.3%	0.6%
Revolving credit facilities	$(62)	$(31)	$31	$62
As a % of common equity	—%	—%	—%	—%
Term notes payable	$(1,990)	$(772)	$392	$583
As a % of common equity	(0.1)%	—%	—%	—%
Convertible senior notes	$(2,450)	$(1,216)	$1,198	$2,378
As a % of common equity	(0.1)%	(0.1)%	0.1%	0.1%
Total Net Assets	$(84,321)	$(24,096)	$(14,789)	$(53,768)
As a % of total assets	(0.7)%	(0.2)%	(0.1)%	(0.5)%
As a % of common equity	(4.2)%	(1.2)%	(0.7)%	(2.7)%
____________________
(1)Amounts include the effect of interest spread from our interest rate swaps and float income from custodial accounts associated with our MSR, but do not reflect any potential changes to dollar roll income associated with our TBA positions, which are accounted for as derivative instruments in accordance with U.S. GAAP.
(2)Includes the effect of unsettled MSR.

Certain assumptions have been made in connection with the calculation of the information set forth in the foregoing interest rate sensitivity table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at September 30, 2021. As discussed, the analysis utilizes assumptions and estimates based on our experience and judgment. Furthermore, future purchases and sales of assets could materially change our interest rate risk profile.
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
Market Risk
Market Value Risk. Our AFS securities are reflected at their estimated fair value, with the difference between amortized cost net of allowance for credit losses and estimated fair value for all AFS securities except certain interest-only securities reflected in accumulated other comprehensive income. The estimated fair value of these securities fluctuates primarily due to changes in interest rates, market valuation of credit risks, and other factors. Generally, in a rising interest rate environment, we would expect the fair value of these securities to decrease; conversely, in a decreasing interest rate environment, we would expect the fair value of these securities to increase. As market volatility increases or liquidity decreases, the fair value of our assets may be adversely impacted.
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
Certain mortgage loan forbearance programs were established in connection with the CARES Act. As the servicer of record for the MSR assets in our portfolio, we may be responsible for continuing to advance principal, interest, taxes and insurance on mortgage loans that are in forbearance, delinquency or default. Although the potential aggregate size of the servicing advance obligation is not known, at this time we believe we will be well positioned from a liquidity standpoint, through a combination of excess cash and financing facilities, to continue to make servicing advances in the future. Further, a significant number of borrowers, who were previously eligible for forbearance plan extensions, are reaching their terminal forbearance plan expiration. This should lead to improvement in actual and projected forbearance, but may result in increased delinquencies and defaults in our MSR portfolio if borrowers who were in forbearance are unable to resume making their monthly mortgage payments.
Credit Risk
We believe that our investment strategy will generally keep our risk of credit losses low to moderate. However, we retain the risk of potential credit losses on all of the loans underlying our non-Agency securities.

Item 4. Controls and Procedures
A review and evaluation was performed by our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that review and evaluation, the CEO and CFO have concluded that our current disclosure controls and procedures, as designed and implemented, were effective as of September 30, 2021. Although our CEO and CFO have determined our disclosure controls and procedures were effective at the end of the period covered by this Quarterly Report on Form 10-Q, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the reports we submit under the Exchange Act.
There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
On July 7, 2021, PRCM Advisers filed a motion for leave to amend the Federal Complaint for the purpose of amending certain allegations related to PRCM Advisers’ claim for breach of contract with respect to Section 15 of the Management Agreement, and the purpose of adding Pine River Domestic Management L.P. and Pine River Capital Management L.P. as plaintiffs. On July 21, 2021, the Company filed an opposition to the motion to amend, and on July 28, 2021, PRCM Advisers filed its reply. On October 18, 2021, the Court granted PRCM Advisers’ motion for leave to amend the Federal Complaint, and deemed PRCM Advisers’ second amended complaint served. The Company’s board of directors believes the Federal Complaint is without merit and that the Company has fully complied with the terms of the Management Agreement.
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
As of September 30, 2021, the Company’s condensed consolidated statements of comprehensive income (loss) do not recognize a contingency liability or disclose a range of reasonably possible loss under ASC 450 because management does not believe that a loss or expense related to the Federal Complaint or the SEC investigation is probable or reasonably estimable. If and when management believes losses associated with the Federal Complaint or the SEC investigation are a probable future event that may result in a loss or expense to the Company and the loss or expense is reasonably estimable, the Company will recognize a contingency liability and resulting loss in such period.

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
(b)None.
(c)The Company’s share repurchase program allows for the repurchase of up to an aggregate of 37,500,000 shares of the Company’s common stock. Shares may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act or by any combination of such methods. The manner, price, number and timing of share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The share repurchase program does not require the purchase of any minimum number of shares, and, subject to SEC rules, purchases may be commenced or suspended at any time without prior notice. The share repurchase program does not have an expiration date. As of September 30, 2021, we had repurchased 12,174,300 shares under the program for a total cost of $201.5 million. We did not repurchase shares during the three months ended September 30, 2021.

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

3.10	Amended and Restated Bylaws of Two Harbors Investment Corp. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 23, 2020).
31.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
31.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)
32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)
101	Financial statements from the Quarterly Report on Form 10-Q of Two Harbors Investment Corp. for the three months ended September 30, 2021, filed with the SEC on November 9, 2021, formatted in Inline XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements. (filed herewith)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101). (filed herewith)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TWO HARBORS INVESTMENT CORP.
Dated:	November 9, 2021	By:	/s/ William Greenberg
William Greenberg President, Chief Executive Officer, and Chief Investment Officer (Principal Executive Officer)
Dated:	November 9, 2021	By:	/s/ Mary Riskey
Mary Riskey Chief Financial Officer (Principal Financial and Accounting Officer)