Form 10-K
period 2021-12-31
TWO HARBORS INVESTMENT CORP.
filed 2022-03-01
CIK 1465740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2021, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $2.1 billion based on the closing sale price as reported on the NYSE on that date.
As of February 24, 2022, there were 343,920,330 shares of common stock, par value $0.01 per share, issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2022 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of registrant’s fiscal year covered by this Annual Report, are incorporated by reference into Part III.

TWO HARBORS INVESTMENT CORP.
2021 ANNUAL REPORT ON FORM 10-K

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
Our objective is to provide attractive risk-adjusted total return to our stockholders over the long term, primarily through dividends and secondarily through capital appreciation. We acquire and manage an investment portfolio of our target assets, which include the following:
•Agency RMBS, meaning RMBS whose principal and interest payments are guaranteed by a U.S. government agency, such as the Government National Mortgage Association (or Ginnie Mae), or a U.S. government sponsored enterprise, or GSE, such as the Federal National Mortgage Association (or Fannie Mae) or the Federal Home Loan Mortgage Corporation (or Freddie Mac);
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
Through August 14, 2020, we were externally managed and advised by PRCM Advisers LLC, a subsidiary of Pine River Capital Management L.P., under the terms of a Management Agreement between us and PRCM Advisers. We terminated the Management Agreement effective August 14, 2020 for “cause” in accordance with Section 15(a) thereof. On August 15, 2020, we completed our transition to self-management and directly hired the senior management team and other personnel who had historically provided services to us. In connection with the termination of the Management Agreement, PRCM Advisers filed a complaint in federal court. Refer to Item 3, “Legal Proceedings” of this Annual Report on Form 10-K for further information.
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
Our Target Assets
Our portfolio includes assets that are primarily sensitive to changes in interest rates, prepayments and mortgage spreads, including but not limited to Agency RMBS, MSR and related hedging transactions. These assets have minimal exposure to the underlying credit performance of the investments. Our portfolio is managed as a whole and our resources are allocated and financial performance is assessed on a consolidated basis. Our target asset classes are as follows:

Agency RMBS	Agency RMBS collateralized by fixed rate mortgage loans, adjustable-rate mortgage (or ARM) loans or hybrid mortgage loans, or derivatives thereof, including:
	•	mortgage pass-through certificates;
	•	collateralized mortgage obligations;
	•	uniform mortgage-backed securities;
	•	Freddie Mac gold certificates;
	•	Fannie Mae certificates;
	•	Ginnie Mae certificates;
	•	“to-be-announced” forward contracts, or TBAs, which are pools of mortgages with specific investment terms to be issued by Ginnie Mae, Fannie Mae or Freddie Mac at a future date; and
	•	interest-only and inverse interest-only securities.
MSR	The right to control the servicing of residential mortgage loans, receive the servicing income therefrom and the obligation to service the loans in accordance with relevant standards; the actual servicing functions are outsourced to appropriately licensed third-party subservicers, which service the loans in their own names.
Other assets may include financial and mortgage-related assets other than our target assets, including non-Agency securities (securities that are not issued or guaranteed by Ginnie Mae, Fannie Mae or Freddie Mac) and certain non-hedging transactions that may produce non-qualifying income for purposes of the REIT gross income tests.

Our Investment Activities
Historically, we viewed our target assets in two strategies that were based on our core competencies of understanding and managing prepayment and credit risk. Our rates strategy included assets that are primarily sensitive to changes in interest rates and prepayment speeds, specifically Agency RMBS and MSR. Our credit strategy included assets that were primarily sensitive to changes in inherent credit risk, including non-Agency securities. In the first quarter of 2020, we experienced unprecedented market conditions as a result of the global COVID-19 pandemic, including unusually significant spread widening in both Agency RMBS and non-Agency securities. In response, we focused our efforts on raising excess liquidity and de-risking our portfolio. On March 25, 2020, we sold substantially all of our non-Agency securities in order to eliminate the risks posed by continued margin calls and ongoing funding concerns associated with the significant spread widening on these assets. We also sold approximately one-third of our Agency RMBS in order to reduce risk and raise cash to establish a strong defensive liquidity position to weather potential ongoing economic and market instability. Late in the first quarter of 2020, the U.S. Federal Reserve, or the Fed, committed to unlimited purchases of Agency RMBS. The Fed’s actions were successful in helping to stabilize that market; however, the resulting historic spread tightening in the first half of 2021 made investments in Agency RMBS less attractive. As a result, and in anticipation of an accelerated tapering of Fed purchases, we reduced our aggregate Agency RMBS/TBA position during the year ended December 31, 2021. In the ordinary course of business, we make investment decisions and allocate capital in accordance with our views on the changing risk/reward dynamics in the market and in our portfolio. Going forward, we expect our capital to be fully allocated to our strategy of pairing Agency RMBS and MSR.
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
•we will primarily invest within our target assets, consisting primarily of Agency RMBS, non-Agency securities, residential mortgage loans, MSR and certain types of commercial real estate assets; approximately 5% to 10% of our portfolio may include other financial assets; and
•until appropriate investments can be identified, we will invest available cash in interest-bearing and short-term investments that are consistent with (i) our intention to qualify as a REIT and (ii) our exemption from investment company status under the 1940 Act.
These investment guidelines may be changed from time to time by our board of directors in its discretion without the approval of our stockholders.
Within the constraints of the foregoing investment guidelines, we have broad authority to select, finance and manage our investment portfolio. As a general matter, our investment strategy is designed to enable us to:
•build an investment portfolio consisting of Agency RMBS, MSR and other financial assets that will generate attractive returns while having a moderate risk profile;
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
Financing Strategy
We deploy moderate leverage to fund the acquisition of our target assets and increase potential returns to our stockholders. We are not required to maintain any particular leverage ratio. The amount of leverage we deploy for particular investments in our target assets depends upon a variety of factors, including without limitation: general economic, political and financial market conditions; the anticipated liquidity and price volatility of our assets; the gap between the duration of assets and liabilities, including hedges; the availability and cost of financing our assets; our opinion of the credit worthiness of financing counterparties; the health of the U.S. residential mortgage and housing markets; our outlook for the level, slope and volatility of interest rates; the credit quality of the loans underlying our target assets; the rating assigned to securities; and our outlook for asset spreads relative to the London Interbank Offered Rate, or LIBOR, curve, the Secured Overnight Financing Rate, or SOFR, curve, the Overnight Index Swap Rate, or OIS, the U.S. federal funds rate, and other benchmark rate curves.
Our primary financing sources for Agency RMBS are repurchase agreements. Repurchase agreements are financings pursuant to which one party, the seller/borrower, sells assets to the repurchase agreement counterparty, the buyer/lender, for an agreed price with the obligation to repurchase the assets from the buyer at a future date and at a price different than the original purchase price, with the difference representing the borrowing rate (typically based on an index plus a spread consistent with those demanded in the market). The amount of financing available under a repurchase agreement is limited to a specified percentage of the estimated market value of the assets. The difference between the sale price and repurchase price is the interest expense of financing under a repurchase agreement. Under repurchase agreement financing arrangements, if the value of the collateral decreases, the buyer could require the seller to provide additional cash collateral to re-establish the ratio of value of the collateral to the amount of borrowing (i.e., a margin call). In the current economic climate, lenders under repurchase agreements generally advance approximately 90% to 97% of the market value of the Agency RMBS financed (a discount from market value, generally referred to as a haircut, of 3% to 10%).
To finance MSR assets and related servicing advance obligations, we may enter into repurchase agreements, revolving credit facilities and securitization transactions collateralized by the value of the MSR and/or servicing advances pledged and with borrowing rates typically based on an index plus a spread consistent with those demanded in the market. If the value of our MSR and/or servicing advances pledged as collateral for the agreements decreases, the respective lender could require us to provide additional collateral or cash as collateral to re-establish the ratio of value of the collateral to the amount of the debt outstanding. Due to certain GSE requirements, we may be restricted as to the frequency in which we are able to pledge additional MSR and/or servicing advance collateral to counterparties. As a result, we may choose to over-collateralize certain financing arrangements in order to avoid having to provide cash as additional collateral. Lenders generally advance approximately 65% to 70% of the market value of the MSR financed (i.e., a haircut of 30% to 35%) and 80% to 95% of the value of servicing advances financed (i.e., a haircut of 5% to 20%), depending on the type of advance (corporate, escrow, etc.).
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
In order to reduce our exposure to risks associated with lender counterparty concentration, we generally seek to diversify our exposure by entering into repurchase agreements with multiple counterparties. At December 31, 2021, we had $7.7 billion of outstanding balances under repurchase agreements with 20 counterparties, with a maximum net exposure (the difference between the amount loaned to us, including interest payable, and the value of the assets pledged by us as collateral, including accrued interest receivable on such assets) to any single lender of $354.0 million, or 12.9% of stockholders’ equity.

Interest Rate Hedging and Risk Management Strategy
We may enter into a variety of derivative and non-derivative instruments to economically hedge interest rate risk or “duration mismatch (or gap)” by adjusting the duration of our floating-rate borrowings into fixed-rate borrowings to more closely match the duration of our assets. This particularly applies to borrowing agreements with maturities or interest rate resets of less than six months. Typically, the interest receivable terms (i.e., LIBOR, OIS or SOFR) of certain derivatives match the terms of the underlying debt, resulting in an effective conversion of the rate of the related borrowing agreement from floating to fixed. The objective is to manage the cash flows associated with current and anticipated interest payments on borrowings, as well as the ability to roll or refinance borrowings at the desired amount by adjusting the duration. To help manage the adverse impact of interest rate changes on the value of our portfolio as well as our cash flows, we may, at times, enter into various forward contracts, including short securities, TBAs, options, futures, swaps, caps, credit default swaps and total return swaps. In executing on our current interest rate risk management strategy, we have entered into TBAs, put and call options for TBAs, interest rate swap and swaption agreements and U.S. Treasury and Eurodollar futures. In addition, because MSR are negative duration assets, they provide a hedge to interest rate exposure on our Agency RMBS portfolio. In hedging interest rate risk, we seek to reduce the risk of losses on the value of our investments that may result from changes in interest rates in the broader markets, improve risk-adjusted returns and, where possible, obtain a favorable spread between the yield on our assets and the cost of our financing.
Human Capital
We believe that our people are the foundation of our success. We are committed to attracting and retaining the industry’s top talent by providing competitive wages and benefits and cultivating a workplace environment in which all of our employees can thrive and contribute. As of December 31, 2021, we had 105 full time equivalent employees based out of our two office locations in Minneapolis, Minnesota and New York, New York.
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
Professional Development. We encourage the professional development of our people through regular leadership development training, talent management, and tuition reimbursement programs. We also offer a wide variety of educational opportunities through our educational platforms, Two Harbors University and a learning management system. We encourage collaboration and teamwork to ensure mutual understanding of responsibilities, priorities and expectations. We thoughtfully plan for our collective success by aligning individual employee and company goals.
Health, Safety and Well-being. We sponsor a number of programs and events that emphasize the health and well-being of our employees, including relational, financial, emotional and physical. We promote a culture of health and well-being through employee assistance program services, comprehensive health care benefits and resources for preventative health, such as flu shot clinics and reduced-fee health club memberships. Throughout the course of the COVID-19 pandemic, we have put the health and safety of our employees and their families first, initially supporting comprehensive work-from-home policies and subsequently implementing a work-life integration and flexibility policy after our return to the office in-person. In addition, we established enhanced safety measures and precautions in both of our offices as recommended by the federal, state and our local agencies.
Workplace Culture. We strive to foster a workplace culture where every individual on our team brings their unique perspectives, abilities and experiences which contribute to driving our organizational value. We are committed to supporting the engagement and leadership of women (who comprise 50% of our senior management team and approximately 40% of our workforce) and providing opportunities for collaboration, development and career growth. We conduct an annual pulse survey which provides valuable insights from employees on topics involving culture, diversity and inclusion, education, benefits and engagement, and pride ourselves on having a strong participation rate. We also offer a flexible work environment, providing employees the opportunity to balance their professional obligations with that of their personal.
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
To avoid registration as an investment company, certain of our subsidiaries rely on certain exemptions from the 1940 Act, including Section 3(c)(5)(C), which exempts entities that are “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” Under the SEC staff’s current guidance, to qualify for this exemption, we must maintain (i) at least 55% of our assets in qualifying interests (referred to as the 55% Test) and (ii) at least 80% of our assets in qualifying interest plus other real estate related assets (referred to as the 80% Test). Qualifying interests for this purpose include mortgage loans and other assets, such as whole pool Agency and non-Agency RMBS, which are considered the functional equivalent of mortgage loans for the purposes of the 1940 Act. We expect each of our subsidiaries that may rely on Section 3(c)(5)(C) to invest at least 55% of its assets in qualifying interests in accordance with SEC staff guidance, and an additional 25% of its assets in either qualifying interests or other types of real estate related assets that do not constitute qualifying interests. We believe that we conduct our business so that we are exempt from the 1940 Act under Section 3(c)(5)(C), but rapid changes in the values of our assets could disrupt prior efforts to conduct our business to meet the 55% Test and the 80% Test. Our efforts to comply with the 55% Test and the 80% Test could require us to acquire or dispose of certain assets at unfavorable prices and limit our ability to pursue certain investment opportunities.

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
The Dodd-Frank Act significantly changed the regulation of financial institutions and the financial services industry, including the mortgage industry. The Dodd-Frank Act tasked many agencies with issuing a variety of new regulations, including rules related to mortgage origination, mortgage servicing, securitization transactions and derivatives. The Dodd-Frank Act also created the Consumer Financial Protection Bureau, or the CFPB, which has broad rulemaking authority with respect to many of the federal consumer protection laws applicable to the mortgage industry. In addition to its rulemaking authority, the CFPB has supervision, examination and enforcement authority over consumer financial products and services by certain non-depository institutions, including our company. The CFPB has issued a series of rules and related guidance as part of ongoing efforts to enhance consumer protections and create uniform standards for the mortgage lending and servicing industries. These rules include requirements addressing how lenders must evaluate a consumer’s ability to repay a mortgage loan, specific disclosures and communications that must be made to consumers at various stages in the mortgage lending and servicing processes, and specific actions servicers must take at various stages in a loan’s life cycle, including providing assistance to consumers who encounter financial hardship and struggle to make their mortgage payment. These rules have led to increased costs to originate and service loans across the mortgage industry, greater regulatory scrutiny of originators, servicers and other mortgage industry participants from federal and state regulators and increased litigation and complaints against these participants from both consumers and government officials.
The Gramm-Leach-Bliley Act imposes obligations on us to safeguard the information we maintain on mortgage loan borrowers and imposes restrictions on our ability to share that information with third parties and affiliates. In addition, a growing number of states have passed or enhanced laws to further protect borrower information, including laws that regulate the use and storage of personally identifiable information, require notifications to borrowers if the security of their personal information is breached, or require us to encrypt personal information when it is transmitted and stored electronically. These evolving federal and state laws require the ongoing review of our operations, increase our compliance costs, and affect our ability to use and share information with third parties as part of our business.
The Coronavirus Aid, Relief and Economic Security Act, or the CARES Act, has provided billions of dollars of relief to individuals, businesses, state and local governments, and the health care system suffering the impact of the COVID-19 pandemic, including mortgage loan forbearance and modification programs to qualifying borrowers who have difficulty making their loan payments. The CARES Act provides up to 360 days of forbearance relief from mortgage loan payments for borrowers with federally backed (e.g., Fannie Mae or Freddie Mac) mortgages who experience financial hardship related to the pandemic. Additionally, foreclosure moratorium and forbearance periods were extended for borrowers with Fannie Mae- or Freddie Mac-backed mortgages by the Federal Housing Finance Agency, or FHFA, as well as for borrowers with Federal Housing Administration, U.S. Department of Agriculture or U.S. Department of Veterans Affairs mortgages. The CARES Act and related federal and state regulation impact MSR owners, like us, that are required for certain MSR assets to advance principal, interest, taxes and insurance payments during all or some of the time when borrowers are in forbearance or while foreclosure moratorium is in effect and to adhere to additional servicing requirements designed to assist impacted borrowers, including, but not limited to, additional borrower outreach, adjusting credit reporting protocols for loans in forbearance, suspending late fees and ceasing foreclosure and eviction activity. A significant number of borrowers, who were previously eligible for forbearance plan extensions, have reached or are reaching their terminal forbearance plan expiration. This has led to improvement in actual and projected forbearance rates; however, over time, delinquencies and defaults in our MSR portfolio could increase if borrowers who were in forbearance are unable to resume making their monthly mortgage payments.
We have implemented and will continue to implement policies and procedures in order to ensure ongoing compliance with the laws, rules and regulations applicable to our business. We have incurred and expect to incur ongoing operational costs to comply with such laws, rules and regulations.

Competition
Our comprehensive income depends, in large part, on our ability to acquire assets at favorable spreads over our borrowing costs. In acquiring our target assets, we compete with other REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, financial institutions, governmental agencies, mortgage loan servicers, asset management firms and other entities. Some of these entities may not be subject to the same regulatory constraints that we are (e.g., REIT compliance or maintaining an exemption under the 1940 Act). Many of our competitors are significantly larger than us, have access to greater capital and other resources and may have other advantages over us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish different counterparty relationships than us. Further, we may from time to time face competition from government agencies, such as the Federal Reserve, in connection with initiatives designed to stimulate the U.S. economy or the mortgage market. Market conditions may from time to time attract more competitors for certain of our target assets, which will not only affect the supply of assets but may also increase the competition for sources of financing for these assets. An increase in the competition for sources of funding could adversely affect the availability and cost of financing, and thereby adversely affect our financial results.
Available Information
Our website can be found at www.twoharborsinvestment.com. We make available, free of charge on our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, as are filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as well as our proxy statement with respect to our annual meeting of stockholders, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our Exchange Act reports filed with, or furnished to, the SEC are also available at the SEC’s website at www.sec.gov. The content of any website referred to in this Annual Report on Form 10-K is not incorporated by reference into this Form 10-K unless expressly noted.
We also make available, free of charge, the charters for our Audit Committee, Compensation Committee, Nominating and Corporate Governance Committee and Risk Oversight Committee, as well as our Corporate Governance Guidelines, Code of Business Conduct and Ethics, Whistleblowing Procedures and Stockholder Communications Policy. Within the time period required by the SEC and the NYSE, we will post on our website any amendment to the Code of Ethics and any waiver applicable to any executive officer, director or senior officer (as defined in the Code of Ethics).
Our Investor Relations Department can be contacted at:
Two Harbors Investment Corp.
Attn: Investor Relations
1601 Utica Ave. S., Suite 900
St. Louis Park, MN 55416
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
Our results of operations are materially affected by conditions in the residential mortgage and real estate markets, the financial markets and the economy generally. In past years, concerns about the COVID-19 pandemic, unemployment, the availability and cost of credit, rising government debt levels, inflation, energy costs, global supply chain disruptions, climate change, global economic lethargy, geopolitical unrest across various regions worldwide, European sovereign debt issues, U.S. budget debates, federal government shutdowns and international trade disputes, have from time to time contributed to increased volatility and uncertainty in the economy and financial markets. Adverse developments with respect to any of these market conditions may have an impact on new demand for homes, which may compress home ownership rates and weigh heavily on future home price performance. There is a strong correlation between home price growth rates (or losses) and mortgage loan delinquencies. Any stagnation in or deterioration of the residential mortgage or real estate markets may limit our ability to acquire our target assets on attractive terms or cause us to experience losses related to our assets.

The COVID-19 pandemic and government actions to mitigate its spread and economic impact could have a material adverse effect on our business, results of operations and financial condition.
The COVID-19 pandemic has caused significant disruptions to the U.S. and global economies and has contributed to volatility and negative pressure in financial markets. The impact of the pandemic and measures by governments and other authorities around the world to prevent its spread have negatively impacted and could further negatively impact our business. In March 2020, we sold substantially all of our non-Agency securities and approximately one-third of our Agency RMBS in order to reduce risk and raise cash to establish a strong defensive liquidity position to weather pandemic-driven economic and market instability. In addition, the economic impacts of the pandemic resulted in elevated delinquency levels among mortgage loan borrowers during 2020. While financial markets and mortgage delinquency levels have largely recovered to pre-pandemic levels, the losses incurred in connection with our non-Agency portfolio in 2020 are expected to have a long-term impact on our book value. It is possible that, in the event pandemic conditions worsen, mortgage loan borrower delinquency levels could again rise, adversely impacting the value of our RMBS and MSR assets and increasing the cost to service our MSR assets.
In response to the pandemic, the U.S. government has taken various actions to support the economy and the continued functioning of the financial markets. In 2020, the Federal Reserve committed to purchase unlimited amounts of U.S. Treasuries and Agency RMBS. The Federal Reserve’s actions were successful in stabilizing the Agency RMBS market; however, the resulting historic spread tightening in the first half of 2021 made investments in Agency RMBS less attractive. As a result, and in anticipation of an accelerated tapering of purchases by the Federal Reserve, we reduced our aggregate Agency RMBS/TBA position during the year. The Federal Reserve has since announced and initiated the tapering of its asset purchases, which are expected to cease by March 2022. Given the scale of the Federal Reserve’s asset purchases, the effects of its involvement in the Agency mortgage market, including the reduction in the asset purchases, reinvestment rate or outright sales, may be difficult to predict and could adversely affect our financial position.
In addition, the CARES Act provided billions of dollars of relief to individuals, businesses, state and local governments, and the health care system suffering the impact of the pandemic, including mortgage loan forbearance and modification programs to qualifying borrowers who have difficulty making their loan payments. The CARES Act and other executive, legislative and regulatory actions taken in response to the pandemic have created new and complex servicing compliance obligations impacting both our business and the businesses of our subservicers. There can be no assurance as to how, in the long term, these or any future actions by the U.S. government will affect our business or the efficiency, liquidity and stability of the financial and mortgage markets.
Our business model depends in part upon the continuing viability of Fannie Mae and Freddie Mac, or similar institutions, and any changes to their structure or creditworthiness could have an adverse impact on us.
We purchase Agency RMBS that are protected from the risk of default on the underlying mortgages by guarantees from Fannie Mae, Freddie Mac or, in the case of Ginnie Mae securities, the U.S. government. In 2008, the U.S. government and U.S. Treasury undertook a series of actions designed to stabilize these GSEs, including placing them into a federal conservatorship. In December 2009, the U.S. government committed virtually unlimited capital to ensure the continued existence of Fannie Mae and Freddie Mac. There is no assurance that such capital will continue to be available or that the GSEs will honor their guarantees or other obligations. If these GSEs fail to honor their guarantees, the value of any Agency RMBS guaranteed by the GSEs that we hold would decline.
The continued flow of residential mortgage-backed securities from the GSEs is essential to the operation of the mortgage markets in their current form, and crucial to our business model. A number of legislative proposals have been introduced in recent years that would phase out or reform the GSEs. It is not possible to predict the scope and nature of the actions that the U.S. government will ultimately take with respect to the GSEs. Although any phase out or reform would likely take several years to implement, if the structure of Fannie Mae or Freddie Mac were altered, or if they were eliminated altogether, the amount and type of Agency RMBS and other mortgage-related assets available for investment would be significantly affected. A reduction in supply of Agency RMBS and other mortgage-related assets would result in increased competition for those assets and likely lead to a significant increase in the price for our target assets. Additionally, market uncertainty with respect to the treatment of the GSEs could have the effect of reducing the actual or perceived quality of, and therefore the market value for, the Agency RMBS that we currently hold in our portfolio.
We operate in a highly regulated environment and may be adversely affected by changes in federal and state laws and regulations.
We operate in a highly regulated environment and are subject to the rules, regulations, approvals, licensing, reporting and examination requirements of various federal, state and local authorities. Any change in applicable federal, state or local laws, rules and regulations, or the interpretation or enforcement thereof, could have a substantial impact on our assets, operating expenses, business strategies and results of operations. Our inability or failure to comply with the rules, regulations or reporting requirements, to obtain or maintain approvals and licenses applicable to our businesses, or to satisfy annual or periodic examinations may impact our ability to do business and expose us to fines, penalties or other claims and, as a result, could harm our business.

Federal and state regulation of the mortgage industry is complex and constantly evolving, and any further changes to applicable laws and regulations, including those adopted in response to the COVID-19 pandemic, may adversely impact our business.
Although we do not originate or service residential mortgage loans, we must comply with various federal and state laws, rules and regulations as a result of owning MSR. These rules include, among others, the Dodd-Frank Act, the Gramm-Leach-Bliley Act and the CARES Act. We are also required to maintain qualifications, registrations and licenses in certain states in order to own certain of our assets. These requirements can and do change as statutes and regulations are enacted, promulgated or amended, or as regulatory guidance or interpretations evolve or change.
The Dodd-Frank Act and its implementing regulations, as well as other federal and state rules and regulations that govern mortgage servicing, combine to create a complex and constantly evolving regulatory environment, and the failure by us, or our subservicers, to comply with these requirements may result in fines or the suspension or revocation of the qualifications, registrations and licenses necessary to operate as an owner of MSR. New or modified regulations at the federal or state level to address concerns on a variety of fronts, including impacts from the COVID-19 pandemic, fair and equitable access to housing and data privacy and security concerns, could increase our operational expenses or otherwise enhance regulatory supervision and enforcement efforts. Ongoing efforts to enhance cooperation between federal and state regulators could also contribute to increased industry scrutiny.
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
We operate in a highly competitive market. Our profitability depends, in large part, on our ability to acquire a sufficient supply of our target assets at favorable prices. In acquiring assets, we compete with a variety of investors, including other mortgage REITs, specialty finance companies, public and private investment funds, asset managers, commercial and investment banks, broker-dealers, commercial finance and insurance companies, the GSEs, mortgage servicers and other financial institutions. In addition, the Federal Reserve has in the past committed to purchase unlimited amounts of Agency RMBS and other assets in order to stabilize the financial markets. Many of our competitors are substantially larger and may have greater financial, technical, marketing and other resources than we do. Competition for our target assets may lead to the price of such assets increasing and their availability decreasing, which may limit our ability to generate desired returns, reduce our earnings and, in turn, decrease the cash available for distribution to our stockholders.
Our executive officers and other key employees are critical to our success and the loss of any executive officer or key employee may materially adversely affect our business.
We operate in a highly specialized industry and our success is dependent upon the efforts, experience, diligence, skill, and deep knowledge of our business and historical operations of our executive officers and key employees, as well as their industry knowledge and relationships. The departure of any of our executive officers and/or key employees could have a material adverse effect on our operations and performance.
We may change any of our strategies, policies or procedures without stockholder consent.
We may change any of our strategies, policies or procedures with respect to investments, asset allocation, growth, operations, indebtedness, financing strategy and distributions at any time without the consent of stockholders. Changes in strategy could also result in the elimination of certain investments and business activities that we no longer view as attractive or in alignment with our business model. Shifts in strategy may increase our exposure to credit risk, interest rate risk, financing risk, default risk, regulatory risk and real estate market fluctuations. We also cannot assure you that we will be able to effectively execute on or realize the potential benefits of changes in strategy. Any such changes could adversely affect our financial condition, risk profile, results of operations, the market price of our common stock and our ability to make distributions to stockholders.
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
We intend to conduct our operations so as not to become required to register as an investment company under the 1940 Act. Section 3(a)(1)(A) of the 1940 Act defines an investment company as any issuer that is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. We are organized as a holding company that conducts its businesses primarily through our subsidiaries. We intend to conduct the operations of Two Harbors and its subsidiaries so that they do not come within the definition of an investment company, either because less than 40% of the value of their total assets on an unconsolidated basis will consist of “investment securities” or because they meet certain other exceptions or exemptions set forth in the 1940 Act based on the nature of their business purpose and activities.
Certain of our subsidiaries may rely upon the exemption set forth in Section 3(c)(5)(C) of the 1940 Act, which is available for entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exemption generally means that at least 55% of each such subsidiary’s portfolio must be comprised of qualifying assets and at least 80% of its portfolio must be comprised of qualifying assets and real estate-related assets under the 1940 Act. Qualifying assets for this purpose include mortgage loans and other assets, such as whole pool Agency and non-Agency RMBS, which are considered the functional equivalent of mortgage loans for the purposes of the 1940 Act. We expect each of our subsidiaries relying on Section 3(c)(5)(C) to invest at least 55% of its assets in whole pool Agency RMBS and other interests in real estate that constitute qualifying assets in accordance with SEC staff guidance and an additional 25% of its assets in either qualifying assets and other types of real estate related assets that do not constitute qualifying assets.
As a result of the foregoing restrictions, we are limited in our ability to make or dispose of certain investments. To the extent the SEC publishes new or different guidance with respect to these matters, we may be required to adjust our strategy accordingly. Although we monitor the portfolios of our subsidiaries that may rely on the Section 3(c)(5)(C) exemption periodically, there can be no assurance that such subsidiaries will be able to maintain this exemption.
Loss of our 1940 Act exemptions would adversely affect us, the market price of shares of our common stock and our ability to distribute dividends, and could result in the termination of certain of our financing or other agreements.
As described above, we intend to conduct operations so that we are not required to register as an investment company under the 1940 Act. Although we monitor our portfolio and our activities periodically, there can be no assurance that we will be able to maintain our exemption from investment company registration under the 1940 Act. Furthermore, any modifications to the 1940 Act exemption rules or interpretations may require us to change our business and operations in order for us to continue to rely on such exemption. If we were no longer able to qualify for exemptions from registration under the 1940 Act, we could be required to restructure our activities or the activities of our subsidiaries, including effecting sales of assets in a manner that, or at a time when, we would not otherwise choose, which could negatively affect the value of our common stock, the sustainability of our business model, and our ability to make distributions. Such sales could occur during adverse market conditions, and we could be forced to accept prices below that which we believe are appropriate. The loss of our 1940 Act exemptions may also result in a default under or permit certain of our counterparties to terminate the many repurchase agreements, financing facilities or other agreements we have in place.
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
Leverage will magnify both the gains and the losses of our positions. Leverage will increase our returns as long as we earn a greater return on investments purchased with borrowed funds than our cost of borrowing such funds. However, if we use leverage to acquire an asset and the value of the asset decreases, the leverage will increase our losses. Even if the asset increases in value, if the asset fails to earn a return that equals or exceeds our cost of borrowing, leverage will decrease our returns.
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
Changes in the financing markets could adversely affect the marketability of the assets in which we invest, and this could negatively affect the value of our assets. If our lenders are unwilling or unable to provide us with financing, or if the financing is only available on terms that are uneconomical or otherwise not satisfactory to us, we could be forced to sell assets when prices are depressed. The amount of financing we receive under our repurchase agreements, revolving credit facilities or other credit facilities will be directly related to the lenders’ valuation of the assets that secure the outstanding borrowings. If a lender determines that the value of the assets has decreased, it typically has the right to initiate a margin call, requiring us to transfer additional assets to such lender, or repay a portion of the outstanding borrowings. We may be forced to sell assets at significantly depressed prices to meet margin calls and to maintain liquidity at levels satisfactory to the counterparty, which could cause us to incur losses. Moreover, to the extent that we are forced to sell assets because of the availability of financing or changes in market conditions, other market participants may face similar pressures, which could exacerbate a difficult market environment and result in significantly greater losses on the sale of such assets. In an extreme case of market duress, a market may not exist for certain of our assets at any price.
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
If a counterparty to a repurchase agreement defaults on its obligation to resell the underlying security back to us at the end of the repurchase agreement term, or if we default on our obligations under the repurchase agreement, we may incur losses.
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
In the event of our insolvency or bankruptcy, certain repurchase agreements may qualify for special treatment under the U.S. Bankruptcy Code, the effect of which, among other things, would be to allow the lender under the applicable repurchase agreement to avoid the automatic stay provisions of the U.S. Bankruptcy Code and to foreclose on the collateral agreement without delay. In the event of the insolvency or bankruptcy of a lender during the term of a repurchase agreement, the lender may be permitted, under applicable insolvency laws, to repudiate the contract, and our claim against the lender for damages may be treated simply as an unsecured creditor claim. In addition, if the lender is a broker or dealer subject to the Securities Investor Protection Act of 1970, or an insured depository institution subject to the Federal Deposit Insurance Act, our ability to exercise our rights to recover our assets under a repurchase agreement or to be compensated for any damages resulting from the lender's insolvency may be further limited by those statutes. These claims would be subject to significant delay and, if and when received, may be substantially less than the damages we actually incur.
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
We have issued and outstanding $287.5 million aggregate principal amount of 6.25% convertible senior notes due January 2026. To the extent these notes are not converted into common stock by the noteholders prior to their maturity date, we will be obligated to repay the principal amount of all outstanding notes upon maturity. In addition, if a fundamental change occurs (as described in the supplemental indenture governing the notes), noteholders have the right to require us to purchase for cash any or all of their notes. We may not have sufficient funds available at the time we are required to repay principal amounts or to purchase the notes upon a fundamental change, and we may not be able to raise additional capital or arrange necessary financing in order to make such payments on terms that are acceptable to us, if at all.

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
We are highly dependent on information technology, and system failures or security breaches could disrupt our business.
Our business is highly dependent on information technology. In the ordinary course of our business, we may store sensitive data, including our proprietary business information and that of our business partners, and personally identifiable information of mortgage borrowers, on our networks. The secure maintenance and transmission of this information is critical to our operations. Computer malware, viruses, ransomware and phishing attacks remain widespread and are increasingly sophisticated. We are from time to time the target of attempted cyber threats. We continuously monitor and develop our information technology networks and infrastructure to prevent, detect, address and mitigate the risk of unauthorized access, misuse, computer viruses and other events that could have a security impact. Despite these security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties, disruption to our operations, or disruption to our trading activities or damage our reputation, which could have a material adverse effect on our financial results and negatively affect the market price of our common stock and our ability to pay dividends to stockholders.
The resources required to protect our information technology and infrastructure, and to comply with the laws and regulations related to data and privacy protection, are subject to uncertainty. Even in circumstances where we are able to successfully protect such technology and infrastructure from attacks, we may incur significant expenses in connection with our responses to such attacks. Government and regulatory scrutiny of the measures taken by companies to protect against cyber-security attacks has resulted in heightened cyber-security requirements and additional regulatory oversight. Any of the foregoing may adversely impact our results of operations and financial condition.
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
Our financial results may experience greater fluctuations due to our decision not to elect hedge accounting treatment on our derivative instruments.
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
Recent enhancements have been made to legislation and regulations intended to assist borrowers struggling to continue making their contractual mortgage payments. These requirements may delay, reduce or prevent foreclosures through, among other things, loan modifications and other loss mitigation measures, but they may also result in reduced value of the related mortgage loans, including those underlying our Agency RMBS and MSR. Mortgage servicers may be required or otherwise incentivized by federal or state governments to pursue such actions designed to assist mortgagors, including loan modifications, forbearance plans and other actions intended to prevent foreclosure. While these actions may be beneficial to borrowers, they may not be in the best interests of the beneficial owners of the mortgage loans. As a consequence of the foregoing matters, our business, financial condition and results of operations may be adversely affected.
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
LIBOR and other “benchmark” indices have been the subject of recent national, international and other regulatory guidance and proposals for reform. On March 5, 2021, Intercontinental Exchange Inc. announced that ICE Benchmark Administration Limited, the administrator of LIBOR, intends to stop publication of the majority of USD-LIBOR tenors on June 30, 2023. In the U.S., the Alternative Reference Rates Committee, or ARRC, has identified the Secured Overnight Financing Rate, or SOFR, as its preferred alternative rate for U.S. dollar-based LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. The ARRC has proposed a paced market transition plan to SOFR, and various organizations are currently working on industry wide and company-specific transition plans as it relates to derivatives and cash markets exposed to LIBOR. All of our financing arrangements and derivative instruments that incorporate LIBOR as the referenced rate either mature prior to the phase out of LIBOR or have provisions in place that provide for an alternative to LIBOR upon its phase-out. Additionally, each series of our fixed-to-floating preferred stock that becomes callable at the time the stock begins to pay a LIBOR-based rate has existing LIBOR cessation fallback language. Given the differences between LIBOR and any other alternative benchmark rate that may be established, there are many uncertainties regarding a transition from LIBOR. The consequences of these developments with respect to LIBOR cannot be entirely predicted, and may span multiple future periods, but could result in an increase in the cost of our variable rate debt or derivative financial instruments which may be detrimental to our financial position or operating results.
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
Under certain market conditions, TBA dollar roll transactions may result in negative carry income whereby the Agency RMBS purchased for a forward settlement date under TBA contract are priced at a premium to Agency RMBS for settlement in the current month. Under such conditions, it may be uneconomical to roll our TBA positions prior to the settlement date, and we may have to take physical delivery of the underlying securities and settle our obligations for cash. We may not have sufficient funds or alternative financing sources available to settle such obligations. In addition, pursuant to the margin provisions established by the Mortgage-Backed Securities Division (MBSD) of the FICC, we are subject to margin calls on our TBA contracts. Further, our prime brokerage agreements may require us to post additional margin above the levels established by the MBSD. Any failure to procure adequate financing to settle our obligations or meet margin calls under our TBA contracts could result in defaults or force us to sell assets under adverse market conditions or through foreclosure and adversely affect our financial condition and results of operations.
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
Legal matters related to the termination of our Management Agreement with PRCM Advisers may adversely affect our business, results of operations, and/or financial condition.
On August 14, 2020, our Management Agreement with PRCM Advisers terminated and we thereafter became a self-managed company. In connection with the termination of our Management Agreement, PRCM Advisers filed a complaint in federal court that alleges, among other things, the misappropriation of trade secrets in violation of both the Defend Trade Secrets Act and New York common law, breach of contract, breach of the implied covenant of good faith and fair dealing, unfair competition and business practices, unjust enrichment, conversion, and tortious interference with contract. The complaint seeks, among other things, an order enjoining the company from making any use of or disclosing PRCM Advisers’ trade secret, proprietary, or confidential information; damages in an amount to be determined at a hearing and/or trial; disgorgement of the company’s wrongfully obtained profits; and fees and costs incurred by PRCM Advisers in pursuing the action. Our board of directors believes the complaint is without merit and that the company has complied with the terms of the Management Agreement. However, the results of litigation are inherently uncertain. It is possible that a court could enjoin us from using certain intellectual property. In addition, any damages or costs and fees that may be awarded to PRCM Advisers related to the litigation may be significant. While we dispute and intend to vigorously defend against the claims set forth in the complaint, it is possible that the results of the litigation with PRCM Advisers may adversely affect our business, results of operations, and/or financial condition.
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
Our amended and restated bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Circuit Court for Baltimore City, Maryland, or, if that Court does not have jurisdiction, the United States District Court for the District of Maryland, Baltimore Division, shall be the sole and exclusive forum for the following: any derivative action or proceeding brought on behalf of the company; any action asserting a claim of breach of any duty owed by any of our directors, officers or other employees to the company or to our stockholders; any action asserting a claim against the company or any of our directors, officers or other employees arising pursuant to any provision of the MGCL or our charter or bylaws; or any action asserting a claim against the company or any of our directors, officers or other employees that is governed by the internal affairs doctrine. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that the stockholder believes is favorable for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and employees.

Risks Related to Our Securities
Future issuances and sales of shares of our common stock may depress the market price of our common stock or have adverse consequences for our stockholders.
We may issue additional shares of our common stock in public offerings, private placements as well as through equity awards to our directors, officers and employees pursuant to our Second Restated 2009 Equity Incentive Plan or our 2021 Equity Incentive Plan. Additionally, shares of our common stock have also been reserved for issuance in connection with the conversion of our 6.25% convertible senior notes due 2026 and our Series A, Series B and Series C preferred stock. We cannot predict the effect, if any, of future issuances or sales of our common stock on the market price of our common stock. We also cannot predict the amounts and timing of equity awards to be issued pursuant to our equity incentive plans, nor can we predict the amount and timing of any conversions of our convertible senior notes due January 2026 or our Series A, Series B and Series C preferred stock into shares of our common stock. Any stock offerings, awards or conversions resulting in the issuance of substantial amounts of common stock, or the perception that such awards or conversions could occur, may adversely affect the market price for our common stock.
Any future offerings of our securities could dilute our existing stockholders and may rank senior for purposes of dividend and liquidating distributions.
We may from time to time issue securities which may rank senior and/or be dilutive to our stockholders. For example, our senior unsecured notes due January 2026 are convertible into shares of our common stock at the election of the noteholder, and our Series A, Series B and Series C preferred shares may be converted into shares of our common stock following the occurrence of certain events, as set forth in the articles supplementary for each series. Any election by noteholders or preferred stockholders to convert their notes or preferred shares into shares of our common stock will dilute the interests of other common stockholders.
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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
We lease and/or sublease administrative office space in New York, Minnesota and Massachusetts. We do not own, lease or utilize any physical properties that would be considered material to our business and operations.

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
On July 7, 2021, PRCM Advisers filed a motion for leave to amend the Federal Complaint for the purpose of amending certain allegations related to PRCM Advisers’ claim for breach of contract with respect to Section 15 of the Management Agreement, and the purpose of adding Pine River Domestic Management L.P. and Pine River Capital Management L.P. as plaintiffs. On July 21, 2021, the Company filed an opposition to the motion to amend, and on July 28, 2021, PRCM Advisers filed its reply. On October 18, 2021, the Court granted PRCM Advisers’ motion for leave to amend the Federal Complaint, and deemed PRCM Advisers’ second amended complaint served. On November 17, 2021, the Company filed its answer and counterclaims against PRCM Advisers and Pine River Capital Management L.P. in the Court. On December 17, 2021, PRCM Advisers and Pine River Capital Management L.P. filed their answer to the Company’s counterclaims. The Company’s board of directors believes the Federal Complaint is without merit and that the Company has fully complied with the terms of the Management Agreement.
Separately, the staff of the SEC conducted a non-public investigation in connection with the Company’s decisions not to renew its Management Agreement with PRCM Advisers on the basis of unfair compensation payable to PRCM Advisers in accordance with Section 13(a)(ii) of the Management Agreement and to terminate its Management Agreement with PRCM Advisers for “cause” in accordance with Section 15 of the Management Agreement. The Company fully cooperated with the SEC. On January 5, 2022, the SEC informed the Company that it had concluded its investigation as to the Company and that, based on the information provided to the SEC as of such date, it did not intend to recommend any enforcement action against the Company.

Item 4. Mine Safety Disclosures
None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information
Our common stock is listed on the NYSE under the symbol “TWO”. As of February 24, 2022, 343,920,330 shares of common stock were issued and outstanding.

Holders
As of February 18, 2022, there were 605 registered holders and approximately 121,877 beneficial owners of our common stock.

Dividends
We have historically paid dividends on our common stock. All dividend distributions are authorized by our board of directors, in its discretion, and will depend on such items as our REIT taxable income, financial condition, maintenance of REIT status, and other factors that the board of directors may deem relevant from time to time. The holders of our common stock share proportionally on a per share basis in all declared dividends on our common stock. Dividends cannot be paid on our common stock unless we have paid full cumulative dividends on all classes of our preferred stock. We have paid full cumulative dividends on all classes of our preferred stock from the respective dates of issuance through December 31, 2021. We intend to continue to pay quarterly dividends on our common stock and to distribute to our common stockholders as dividends 100% of our REIT taxable income, on an annual basis.
We have not established a minimum dividend distribution level for our common stock. See Item 1A, “Risk Factors” and Item 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” of this Annual Report on Form 10-K for information regarding the sources of funds used for dividends and for a discussion of factors, if any, which may adversely affect our ability to pay dividends in 2022 and thereafter.
Our stock transfer agent and registrar is Equiniti Trust Company. Requests for information from Equiniti Trust Company can be sent to Equiniti Trust Company, P.O. Box 64856, St. Paul, MN 55164-0856 and their telephone number is 1-800-468-9716.

Securities Authorized for Issuance under Equity Compensation Plans
Our Second Restated 2009 Equity Incentive Plan and our 2021 Equity Incentive Plan, or the Equity Incentive Plans, were adopted by our board of directors and approved by our stockholders for the purpose of enabling us to provide equity compensation to attract and retain qualified directors, officers, advisers, consultants and other personnel. The Equity Incentive Plans are administered by the compensation committee of our board of directors and permit the grants of restricted common stock, restricted stock units, or RSUs, performance-based awards (including performance share units, or PSUs), phantom shares, dividend equivalent rights and other equity-based awards. For a detailed description of the Equity Incentive Plans, see Note 17 - Equity Incentive Plans of the consolidated financial statements included under Item 8 of this Annual Report on Form 10-K.
The following table presents certain information about the Equity Incentive Plans as of December 31, 2021:

	December 31, 2021
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column of this table)
Equity compensation plans approved by stockholders (1)	—	$—	17,428,602
Equity compensation plans not approved by stockholders	—	—	—
Total	—	$—	17,428,602
___________________
(1)For a detailed description of the Equity Incentive Plans, see Note 17 - Equity Incentive Plans of the consolidated financial statements included under Item 8 of this Annual Report on Form 10-K.

Performance Graph
The following graph compares a stockholder’s cumulative total return, assuming $100 invested at December 31, 2016, with all reinvestment of dividends, as if such amounts had been invested in: (i) our common stock; (ii) the stocks included in the Standard and Poor’s 500 Stock Index, or S&P 500; and (iii) the stocks included in the Bloomberg REIT Mortgage Index.

COMPARISON OF CUMULATIVE TOTAL RETURN
Among Two Harbors Investment Corp.,
S&P 500 and Bloomberg REIT Mortgage Index

Index Value
250
200
150
100
50
0
12/31/16
6/30/17
12/31/17
6/30/18
12/31/18
6/30/19
12/31/19
6/30/20
12/31/20
6/30/21
12/31/21
Period Ending
Two Harbors Investment Corp.
S&P 500
Bloomberg REIT Mortgage Index

	December 31,
Index	2021	2020	2019	2018	2017
Two Harbors Investment Corp.	$69.68	$69.62	$145.66	$113.21	$126.47
S&P 500	$233.28	$181.29	$153.13	$116.47	$121.82
Bloomberg REIT Mortgage Index	$132.08	$112.30	$144.35	$116.77	$120.27

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Our board of directors has adopted a share repurchase program that allows for the repurchase of up to an aggregate of 37,500,000 shares of our common stock. Shares may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act or by any combination of such methods. The manner, price, number and timing of share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The share repurchase program does not require the purchase of any minimum number of shares, and, subject to SEC rules, purchases may be commenced or suspended at any time without prior notice. The share repurchase program does not have an expiration date. As of December 31, 2021, a total of 12,174,300 shares had been repurchased under the program for an aggregate cost of $201.5 million. We did not repurchase shares during the three months ended December 31, 2021.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes included elsewhere in this Annual Report on Form 10-K. This section of this Form 10-K generally discusses 2021 and 2020 items and year-to-year comparisons between 2021 and 2020. Discussions of 2019 items and year-to-year comparisons between 2020 and 2019 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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
Our objective is to provide attractive risk-adjusted total return to our stockholders over the long term, primarily through dividends and secondarily through capital appreciation. We acquire and manage an investment portfolio of our target assets, which include the following:
•Agency RMBS (which includes inverse interest-only Agency securities classified as “Agency Derivatives” for purposes of U.S. generally accepted accounting principles, or U.S. GAAP), meaning RMBS whose principal and interest payments are guaranteed by a U.S. government agency, such as the Government National Mortgage Association (or Ginnie Mae), or a U.S. government sponsored enterprise, or GSE, such as the Federal National Mortgage Association (or Fannie Mae) or the Federal Home Loan Mortgage Corporation (or Freddie Mac); and
•MSR; and
•Other financial assets comprising approximately 5% to 10% of the portfolio.
Historically, we viewed our target assets in two strategies that were based on our core competencies of understanding and managing prepayment and credit risk. Our rates strategy included assets that were primarily sensitive to changes in interest rates and prepayment speeds, specifically Agency RMBS and MSR. Our credit strategy included assets that were primarily sensitive to changes in inherent credit risk, including non-Agency securities, meaning securities that are not issued or guaranteed by Ginnie Mae, Fannie Mae or Freddie Mac. In the first quarter of 2020, we experienced unprecedented market conditions as a result of the global COVID-19 pandemic, including unusually significant spread widening in both Agency RMBS and non-Agency securities. In response, we focused our efforts on raising excess liquidity and de-risking our portfolio. On March 25, 2020, we sold substantially all of our non-Agency securities in order to eliminate the risks posed by continued margin calls and ongoing funding concerns associated with the significant spread widening on these assets. We also sold approximately one-third of our Agency RMBS in order to reduce risk and raise cash to establish a strong defensive liquidity position to weather potential ongoing economic and market instability. Late in the first quarter of 2020, the U.S. Federal Reserve, or the Fed, committed to unlimited purchases of Agency RMBS. The Fed’s actions were successful in helping to stabilize that market; however, the resulting historic spread tightening in the first half of 2021 made investments in Agency RMBS less attractive. As a result, and in anticipation of an accelerated tapering of Fed purchases, we reduced our aggregate Agency RMBS/TBA position during the year ended December 31, 2021. In the ordinary course of business, we make investment decisions and allocate capital in accordance with our views on the changing risk/reward dynamics in the market and in our portfolio. Going forward, we expect our capital to be fully allocated to our strategy of pairing Agency RMBS and MSR.
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
For the three months ended December 31, 2021, our net spread realized on the portfolio was higher than recent quarters due primarily to higher MSR servicing income, net of estimated amortization, offset by higher servicing expenses. Additionally, our higher yielding MSR now make up a larger proportion of our total portfolio due to prepayments and sales of Agency RMBS. Cost of financing for the three months ended December 31, 2021 was lower than the prior two quarters due to an increase in interest rate swap spread income. The following table provides the average annualized yield on our assets for the three months ended December 31, 2021, and the four immediately preceding quarters:

	Three Months Ended
	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020
Average annualized portfolio yield (1)	3.72%	3.33%	2.72%	2.25%	2.26%
Cost of financing (2)	0.73%	0.78%	0.79%	0.60%	0.50%
Net spread	2.99%	2.55%	1.93%	1.65%	1.76%
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
We recognize that investing in our target assets is competitive and we compete with other entities for attractive investment opportunities. We believe that our significant focus in the residential market, the extensive mortgage market expertise of our investment team, our operational capabilities to invest in MSR, our strong analytics and our disciplined relative value investment approach give us a competitive advantage versus our peers.
We have elected to be treated as a REIT for U.S. federal income tax purposes. To qualify as a REIT we are required to meet certain investment and operating tests and annual distribution requirements. We generally will not be subject to U.S. federal income taxes on our taxable income to the extent that we annually distribute all of our net taxable income to stockholders, do not participate in prohibited transactions and maintain our intended qualification as a REIT. However, certain activities that we may perform may cause us to earn income which will not be qualifying income for REIT purposes. We have designated certain of our subsidiaries as taxable REIT subsidiaries, or TRSs, as defined in the Code, to engage in such activities. We also operate our business in a manner that will permit us to maintain our exemption from registration under the Investment Company Act of 1940, as amended, or the 1940 Act. While we do not currently originate or directly service residential mortgage loans, certain of our subsidiaries have obtained the requisite licenses and approvals to own and manage MSR.
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
On January 1, 2020 we adopted Accounting Standards Update (ASU) No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changed the impairment model for most financial assets and certain other instruments. Valuation allowances for credit losses on available-for-sale, or AFS, debt securities are recognized, rather than direct reductions in the amortized cost of the investments, regardless of whether the impairment is considered to be other-than-temporary. We use a discounted cash flow method to estimate and recognize an allowance for credit losses on AFS securities, as detailed in Note 2 to the consolidated financial statements, included under Item 1 of this Annual Report on Form 10-K.

Fair Value Measurement
A significant portion of our assets and liabilities are reported at fair value and, therefore, our consolidated balance sheets and statements of comprehensive (loss) income are significantly affected by fluctuations in market prices. At December 31, 2021, approximately 77.9% of our total assets, or $9.4 billion, consisted of financial instruments recorded at fair value. See Note 10 - Fair Value to the consolidated financial statements, included in this Annual Report on Form 10-K, for descriptions of valuation methodologies used to measure material assets and liabilities at fair value and details of the valuation models, key inputs to those models and significant assumptions utilized. Although we execute various hedging strategies to mitigate our exposure to changes in fair value, we cannot fully eliminate our exposure to volatility caused by fluctuations in market prices.
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

Considerable judgment is used in forming conclusions and estimating inputs to our Level 3 fair value measurements. Level 3 inputs such as interest rate movements, prepayments speeds, credit losses and discount rates are inherently difficult to estimate. Changes to these inputs can have a significant effect on fair value measurements. Accordingly, there is no assurance that our estimates of fair value are indicative of the amounts that would be realized on the ultimate sale or exchange of these assets. At December 31, 2021, 18.2% of our total assets were classified as Level 3 fair value assets.

Critical Accounting Estimates
The preparation of financial statements in accordance with U.S. GAAP requires us to make certain judgments and assumptions, based on information available at the time of our preparation of the financial statements, in determining accounting estimates used in preparation of the statements. Accounting estimates are considered critical if the estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made and if different estimates reasonably could have been used in the reporting period or changes in the accounting estimate are reasonably likely to occur from period to period that would have a material impact on our financial condition, results of operations or cash flows. Our significant accounting policies are described in Note 2 to the consolidated financial statements, included under Item 8 of this Annual Report on Form 10-K. Our most critical accounting policies involve our fair valuation of AFS securities, MSR and derivative instruments.
The methods used by us to estimate fair value for AFS securities, MSR and derivative instruments may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while we believe that our valuation methods are appropriate and consistent with other market participants, the use of different methodologies, or assumptions, to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. We use prices obtained from third-party pricing vendors or broker quotes deemed indicative of market activity and current as of the measurement date, which in periods of market dislocation, may have reduced transparency. For more information on our fair value measurements, see Note 10 to the consolidated financial statements, included under Item 8 of this Annual Report on Form 10-K. Additionally, the key economic assumptions and sensitivity of the fair value of MSR to immediate adverse changes in these assumptions are presented in Note 5 to the consolidated financial statements, included under Item 8 of this Annual Report on Form 10-K.

Market Conditions and Outlook
The pace of U.S. economic growth picked up in the fourth quarter of 2021, accelerating to a 6.9% annualized rate while full year GDP growth of 5.5% was the highest in nearly four decades. The labor market remains very tight with the unemployment rate hovering at approximately 4.0% and other metrics such as job openings and quits remaining near record highs. There are signs of overheating as inflation has also reached multi-decade highs. During the fourth quarter of 2021, the Fed moved away from its stance that current inflation will be transitory and began taking steps to remove monetary accommodations to combat persistently high inflation. Expectations regarding the timeline for interest rate hikes by the Fed have accelerated, with the market now pricing in five hikes in 2022 compared to only one at the beginning of the fourth quarter.
RMBS funding has been stable although term funding rates moved quickly towards the end of 2021 as the market priced in faster Fed hikes. RMBS repo measured as a spread to the Fed Funds rate remained very tight at around 10 basis points, showing that markets remain deep and relatively inexpensive. The Fed’s overnight reverse repo facility remained elevated throughout the fourth quarter of 2021 and hit another all-time high at year end at $1.9 trillion.
Demand for mortgages remained strong through the end of 2021 but materially worsened in January 2022 as the market priced in a more accelerated reduction of the Fed’s balance sheet. Many analysts are projecting a record amount of supply for private markets which may be a headwind for mortgages in the coming year. However, with both higher rates and wider mortgage spreads, prepayments are expected to slow considerably, which will benefit both MSR and higher coupon RMBS.
This environment, with prepayment speeds beginning to slow and current coupon mortgage spreads widening, is one for which our portfolio strategy was designed. As a result, we are very constructive and optimistic about the forward outlook for Two Harbors and our paired Agency RMBS and MSR portfolio construction.
The following table provides the carrying value of our investment portfolio by product type:

(dollars in thousands)	December 31, 2021		December 31, 2020
Agency RMBS	$7,149,399	76.1%	$14,637,891	89.7%
Mortgage servicing rights	2,191,578	23.3%	1,596,153	9.8%
Agency Derivatives	40,911	0.5%	61,617	0.4%
Non-Agency securities	12,304	0.1%	13,031	0.1%
Total	$9,394,192		$16,308,692

Prepayment speeds and volatility due to interest rates
Our portfolio is subject to market risks, primarily interest rate risk and prepayment risk. We seek to offset a portion of our Agency pool market value exposure through our MSR and interest-only Agency RMBS portfolios. During periods of decreasing interest rates with rising prepayment speeds, the market value of our Agency pools generally increases and the market value of our interest-only securities and MSR generally decreases. The inverse relationship occurs when interest rates rise and prepayments fall. Interest rates moved lower throughout the first nine months of 2021, but retraced higher in the fourth quarter of 2021. Looking forward, prepayment speeds are expected to slow with both rising rates and the recent refinance activity that has lowered mortgage rates overall. In addition to changes in interest rates, changes in home price performance, key employment metrics and government programs, among other macroeconomic factors, can affect prepayment speeds. We believe our portfolio management approach, including our asset selection process, positions us to respond to a variety of market scenarios. Although we are unable to predict future interest rate movements, our strategy of pairing Agency RMBS with MSR, with a focus on managing various associated risks, including interest rate, prepayment, credit, mortgage spread and financing risk, is intended to generate attractive yields with a low level of sensitivity to changes in the yield curve, prepayments and interest rate cycles.
The following table provides the three-month average constant prepayment rate, or CPR, experienced by our Agency RMBS and MSR during the three months ended December 31, 2021, and the four immediately preceding quarters:

	Three Months Ended
	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020
Agency RMBS	27.7%	30.1%	32.3%	30.8%	27.0%
Mortgage servicing rights	22.1%	26.7%	29.0%	37.7%	41.2%

Our Agency RMBS are primarily collateralized by pools of fixed-rate mortgage loans. Our Agency portfolio also includes securities with implicit prepayment protection, including lower loan balances (securities collateralized by loans of less than $200,000 in initial principal balance), higher LTVs (securities collateralized by loans with LTVs greater than or equal to 80%), certain geographic concentrations, loans secured by investor-owned properties and lower FICO scores. Our overall allocation of Agency RMBS and holdings of pools with specific characteristics are viewed in the context of our aggregate rates strategy, including MSR and related derivative hedging instruments. Additionally, the selection of securities with certain attributes is driven by the perceived relative value of the securities, which factors in the opportunities in the marketplace, the cost of financing and the cost of hedging interest rate, prepayment, credit and other portfolio risks. As a result, Agency RMBS capital allocation reflects management’s flexible approach to investing in the marketplace.
The following tables provide the carrying value of our Agency RMBS portfolio by underlying mortgage loan rate type:

	December 31, 2021
(dollars in thousands)	Principal/ Current Face	Carrying Value	Weighted Average CPR (1)	% Prepayment Protected	Gross Weighted Average Coupon Rate	Amortized Cost	Allowance for Credit Losses	Weighted Average Loan Age (months)
Agency RMBS AFS:
30-Year Fixed
≤ 2.5%	$1,243,928	$1,271,382	5.9%	—%	3.3%	$1,272,323	$—	3
3.0%	1,316,662	1,384,176	9.6%	100.0%	3.7%	1,381,936	—	8
3.5%	739,922	789,499	27.3%	100.0%	4.2%	769,989	—	29
4.0%	1,421,793	1,543,595	26.5%	100.0%	4.6%	1,478,444	—	49
4.5%	1,307,504	1,435,877	27.7%	100.0%	5.0%	1,373,076	—	47
≥ 5.0%	325,485	361,746	37.6%	98.0%	5.9%	344,543	—	84
	6,355,294	6,786,275	20.5%	81.2%	4.3%	6,620,311	—	31
Other P&I	56,069	62,228	53.9%	—%	6.5%	61,739	—	224
Interest-only	3,198,447	300,896	20.2%	—%	3.6%	305,577	(12,851)	47
Agency Derivatives	247,101	40,911	18.6%	—%	6.7%	33,237	—	206
Total Agency RMBS	$9,856,911	$7,190,310		76.6%		$7,020,864	$(12,851)

	December 31, 2020
(dollars in thousands)	Principal/ Current Face	Carrying Value	Weighted Average CPR	% Prepayment Protected	Gross Weighted Average Coupon Rate	Amortized Cost	Allowance for Credit Losses	Weighted Average Loan Age (months)
Agency RMBS AFS:
30-Year Fixed
≤ 2.5%	$1,878,319	$2,005,269	7.7%	100.0%	3.4%	$1,977,388	$—	7
3.0%	2,359,772	2,541,676	19.3%	100.0%	3.7%	2,433,757	—	14
3.5%	3,327,048	3,636,988	28.5%	100.0%	4.2%	3,485,035	—	17
4.0%	2,642,730	2,911,556	37.5%	100.0%	4.6%	2,751,139	—	36
4.5%	2,276,487	2,538,418	34.3%	100.0%	5.0%	2,400,043	—	35
≥ 5.0%	519,976	590,044	33.6%	98.4%	5.8%	551,230	—	65
	13,004,332	14,223,951	27.4%	99.9%	4.3%	13,598,592	—	24
Other P&I	99,023	113,302	9.6%	—%	6.6%	110,002	—	226
Interest-only	3,649,556	300,638	14.0%	—%	3.5%	315,876	(17,889)	48
Agency Derivatives	318,162	61,617	16.5%	—%	6.7%	45,618	—	195
Total Agency RMBS	$17,071,073	$14,699,508		96.7%		$14,070,088	$(17,889)
____________________
(1)Weighted average actual 1-month annualized CPR released at the beginning of the following month based on RMBS held as of the preceding month-end.

We believe MSR are a natural fit for our portfolio over the long term. Our MSR business leverages our core competencies in prepayment and credit risk analytics and the MSR assets provide offsetting risk to our Agency RMBS, hedging both interest rate and mortgage spread risk. The following table summarizes activity related to the unpaid principal balance, or UPB, of loans underlying our MSR portfolio for the three months ended December 31, 2021, and the four immediately preceding quarters:

	Three Months Ended
(in thousands)	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020
UPB at beginning of period	$194,393,942	$185,209,738	$179,014,244	$177,861,483	$156,444,362
Purchases of mortgage servicing rights	13,562,240	29,347,318	22,983,402	22,389,501	43,363,541
Sales of mortgage servicing rights	9,065	(3,633,709)	—	—	(33,232)
Scheduled payments	(1,441,835)	(1,407,996)	(1,283,474)	(1,233,382)	(1,161,019)
Prepaid	(11,966,741)	(14,564,141)	(15,119,403)	(20,337,506)	(21,562,076)
Other changes	(786,105)	(557,268)	(385,031)	334,148	809,907
UPB at end of period	$193,770,566	$194,393,942	$185,209,738	$179,014,244	$177,861,483

Counterparty exposure and leverage ratio
We monitor counterparty exposure in our broker, banking and lending counterparties on a daily basis. We believe our broker and banking counterparties are well-capitalized organizations, and we attempt to manage our cash balances across these organizations to reduce our exposure to any single counterparty.
As of December 31, 2021, we had entered into repurchase agreements with 39 counterparties, 20 of which had outstanding balances at December 31, 2021. In addition, we held short- and long-term borrowings under revolving credit facilities, long-term term notes payable and short- and long-term unsecured convertible senior notes. As of December 31, 2021, the debt-to-equity ratio funding our AFS securities, MSR and Agency Derivatives, which includes unsecured borrowings under convertible senior notes, was 3.2:1.0.

As of December 31, 2021, we held $1.2 billion in cash and cash equivalents, approximately $141.7 million of unpledged Agency securities and derivatives and $11.9 million of unpledged non-Agency securities. As a result, we had an overall estimated unused borrowing capacity on our unpledged securities of approximately $133.5 million. As of December 31, 2021, we held approximately $60.8 million of unpledged MSR and $96.8 million of unpledged servicing advances. Overall, we had unused committed borrowing capacity on MSR asset and servicing advance financing facilities of $313.4 million and $180.8 million, respectively. Generally, unused borrowing capacity may be the result of our election not to utilize certain financing, as well as delays in the timing in which funding is provided, insufficient collateral or the inability to meet lenders’ eligibility requirements for specific types of asset classes.
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
LIBOR transition
LIBOR has been used extensively in the U.S. and globally as a “benchmark” or “reference rate” for various commercial and financial contracts, including corporate and municipal bonds and loans, floating rate mortgages, asset-backed securities, consumer loans, and interest rate swaps and other derivatives. On March 5, 2021, Intercontinental Exchange Inc. announced that ICE Benchmark Administration Limited, the administrator of LIBOR, intends to stop publication of the majority of USD-LIBOR tenors on June 30, 2023. In the U.S., the Alternative Reference Rates Committee, or ARRC, has identified the Secured Overnight Financing Rate, or SOFR, as its preferred alternative rate for U.S. dollar-based LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. The ARRC has proposed a paced market transition plan to SOFR, and various organizations are currently working on industry wide and company-specific transition plans as it relates to derivatives and cash markets exposed to LIBOR. We have material contracts that are indexed to USD-LIBOR and are monitoring this activity, evaluating the related risks and our exposure, and have already amended terms to transition to an alternative benchmark, where necessary. All of our financing arrangements and derivative instruments that incorporate LIBOR as the referenced rate either mature prior to the phase out of LIBOR or have provisions in place that provide for an alternative to LIBOR upon its phase-out. Additionally, each series of our fixed-to-floating preferred stock that becomes callable at the time the stock begins to pay a LIBOR-based rate has existing LIBOR cessation fallback language.

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
Late in the first quarter of 2020, the Fed committed to unlimited purchases of Agency RMBS. The Fed’s actions were successful in helping to stabilize that market; however, the resulting historic spread tightening in the first half of 2021 made investments in Agency RMBS less attractive. As a result, and in anticipation of an accelerated tapering of Fed purchases, we reduced our aggregate Agency RMBS/TBA position during the year ended December 31, 2021. In the ordinary course of business, we make investment decisions and allocate capital in accordance with our views on the changing risk/reward dynamics in the market and in our portfolio.

Certain mortgage loan forbearance programs were established in connection with the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act. As the servicer of record for the MSR assets in our portfolio, we may be responsible for continuing to advance principal, interest, taxes and insurance on mortgage loans that are in forbearance, delinquency or default. At December 31, 2021, our forbearance rate had declined to less than one percent of our MSR portfolio by loan count. We are confident in our ability to meet our servicing advance obligations and have entered into a revolving credit facility to finance these advances. Further, a significant number of borrowers, who were previously eligible for forbearance plan extensions, have reached or are reaching their terminal forbearance plan expiration. This has led to improvement in actual and projected forbearance rates in our portfolio; however, over time, delinquencies and defaults in our MSR portfolio could increase if borrowers who were in forbearance are unable to resume making their monthly mortgage payments.
Our GAAP net loss attributable to common stockholders was $15.0 million and GAAP net income attributable to common stockholders was $128.8 million ($(0.05) and $0.43 per diluted weighted average share) for the three and twelve months ended December 31, 2021, respectively, as compared to GAAP net income attributable to common stockholders of $192.2 million and GAAP net loss attributable to common stockholders of $1.7 billion ($0.68 and $(6.24) per diluted weighted average share) for the three and twelve months ended December 31, 2020, respectively.
With our accounting treatment for AFS securities, unrealized fluctuations in the market values of AFS securities, excluding certain interest-only securities and securities with an allowance for credit losses, do not impact our GAAP net income (loss) or taxable income but are recognized on our consolidated balance sheets as a change in stockholders’ equity under “accumulated other comprehensive income.” For the three and twelve months ended December 31, 2021, net unrealized losses on AFS securities recognized as other comprehensive loss, net of tax, were $113.6 million and $455.3 million, respectively. This, combined with GAAP net loss attributable to common stockholders of $15.0 million and GAAP net income attributable to common stockholders of $128.8 million for the three and twelve months ended December 31, 2021, respectively, resulted in comprehensive loss attributable to common stockholders of $128.6 million and $326.5 million for the three and twelve months ended December 31, 2021, respectively. For the three and twelve months ended December 31, 2020, net unrealized losses on AFS securities recognized as other comprehensive loss, net of tax, were $78.7 million and $47.8 million, respectively. This, combined with GAAP net income attributable to common stockholders of $192.2 million and GAAP net loss attributable to common stockholders of $1.7 billion, resulted in comprehensive income attributable to common stockholders of $113.5 million and comprehensive loss attributable to common stockholders of $1.8 billion for the three and twelve months ended December 31, 2020, respectively.
Our book value per common share for U.S. GAAP purposes was $5.87 at December 31, 2021, a decrease from $7.63 per common share at December 31, 2020. For the year ended December 31, 2021, we recognized comprehensive loss attributable to common stockholders of $326.5 million and declared common dividends of $205.6 million, which drove the overall decrease in book value.
Although some uncertainty remains regarding the future effects of the COVID-19 pandemic and the actions that may be taken by federal, state and local governmental authorities and the GSEs in response, the Agency RMBS market has stabilized and there is more clarity regarding forbearance levels and deferral programs on Agency MSR. Our liquidity position is strong, with $1.2 billion in unrestricted cash as of December 31, 2021. We continue to believe the pace of economic recovery and the tapering of Agency RMBS purchases by the Fed will lead to spread normalization, at which time we expect to increase leverage and deploy excess cash into investments at more attractive levels.

The following tables present the components of our comprehensive (loss) income for the three and twelve months ended December 31, 2021 and 2020:

(in thousands, except share data)	Three Months Ended		Year Ended
Income Statement Data:	December 31,		December 31,
	2021	2020	2021	2020
	(unaudited)		(unaudited)
Interest income:
Available-for-sale securities	$32,729	$72,071	$167,310	$515,685
Other	276	429	1,287	9,365
Total interest income	33,005	72,500	168,597	525,050
Interest expense:
Repurchase agreements	4,562	11,001	25,774	233,069
Revolving credit facilities	5,050	3,513	22,425	12,261
Term notes payable	3,251	3,296	12,936	14,974
Convertible senior notes	7,295	4,831	28,038	19,197
Federal Home Loan Bank advances	—	—	—	1,747
Total interest expense	20,158	22,641	89,173	281,248
Net interest income	12,847	49,859	79,424	243,802
Other income (loss):
Gain (loss) on investment securities	1,626	37,363	121,617	(999,859)
Servicing income	125,511	100,549	468,406	443,351
(Loss) gain on servicing asset	(131,828)	2,522	(114,941)	(935,697)
Gain (loss) on interest rate swap and swaption agreements	36,989	(14,689)	42,091	(310,806)
(Loss) gain on other derivative instruments	(11,565)	81,289	(251,283)	90,023
Other income (loss)	1,856	474	(3,845)	1,422
Total other income (loss)	22,589	207,508	262,045	(1,711,566)
Expenses:
Management fees	—	—	—	31,738
Servicing expenses	21,582	24,217	86,250	94,266
Compensation and benefits	6,396	11,220	35,041	37,723
Other operating expenses	6,648	7,237	28,759	28,626
Restructuring charges	—	(294)	—	5,706
Total expenses	34,626	42,380	150,050	198,059
Income (loss) before income taxes	810	214,987	191,419	(1,665,823)
Provision for (benefit from) income taxes	2,104	3,816	4,192	(35,688)
Net (loss) income	(1,294)	211,171	187,227	(1,630,135)
Dividends on preferred stock	13,747	18,951	58,458	75,802
Net (loss) income attributable to common stockholders	$(15,041)	$192,220	$128,769	$(1,705,937)
Basic (loss) earnings per weighted average common share	$(0.05)	$0.70	$0.43	$(6.24)
Diluted (loss) earnings per weighted average common share	$(0.05)	$0.68	$0.43	$(6.24)
Dividends declared per common share	$0.17	$0.17	$0.68	$0.50
Weighted average number of shares of common stock:
Basic	335,100,737	273,699,079	297,772,001	273,600,947
Diluted	335,100,737	291,870,229	298,043,538	273,600,947

(in thousands)	Three Months Ended		Year Ended
Income Statement Data:	December 31,		December 31,
	2021	2020	2021	2020
	(unaudited)		(unaudited)
Comprehensive (loss) income:
Net (loss) income	$(1,294)	$211,171	$187,227	$(1,630,135)
Other comprehensive loss, net of tax:
Unrealized loss on available-for-sale securities	(113,553)	(78,739)	(455,255)	(47,799)
Other comprehensive loss	(113,553)	(78,739)	(455,255)	(47,799)
Comprehensive (loss) income	(114,847)	132,432	(268,028)	(1,677,934)
Dividends on preferred stock	13,747	18,951	58,458	75,802
Comprehensive (loss) income attributable to common stockholders	$(128,594)	$113,481	$(326,486)	$(1,753,736)

(in thousands)	December 31, 2021	December 31, 2020
Balance Sheet Data:
	(unaudited)
Available-for-sale securities	$7,161,703	$14,650,922
Mortgage servicing rights	$2,191,578	$1,596,153
Total assets	$12,114,305	$19,515,921
Repurchase agreements	$7,656,445	$15,143,898
Revolving credit facilities	$420,761	$283,830
Term notes payable	$396,776	$395,609
Convertible senior notes	$424,827	$286,183
Total stockholders’ equity	$2,743,953	$3,088,926

Results of Operations
The following analysis focuses on financial results during the three and twelve months ended December 31, 2021 and 2020. The analysis of our financial results during the three and twelve months ended December 31, 2020 and 2019 is omitted from this Form 10-K and included in Part II Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020, which analysis is incorporated by reference.
Interest Income
Interest income decreased from $72.5 million and $525.1 million for the three and twelve months ended December 31, 2020 to $33.0 million and $168.6 million for the same periods in 2021 due to sales of both Agency RMBS and non-Agency securities that occurred during the first quarter of 2020, further sales of Agency RMBS during the years ended December 31, 2021 and 2020 and higher amortization recognized on Agency RMBS due to prepayments.
Interest Expense
Interest expense decreased from $22.6 million and $281.2 million for the three and twelve months ended December 31, 2020, respectively, to $20.2 million and $89.2 million for the same periods in 2021 due to lower borrowing balances related to the sale of both Agency RMBS and non-Agency securities and a lower interest rate environment.

Net Interest Income
The following tables present the components of interest income and average annualized net asset yield earned by asset type, the components of interest expense and average annualized cost of funds on borrowings incurred by collateral type, and net interest income and average annualized net interest spread for the three and twelve months ended December 31, 2021 and 2020:

	Three Months Ended December 31, 2021			Year Ended December 31, 2021
(dollars in thousands)	Average Balance (1)	Interest Income/Expense	Net Yield/Cost of Funds (2)	Average Balance (1)	Interest Income/Expense	Net Yield/Cost of Funds (2)
Interest-earning assets:
Available-for-sale securities	$6,067,568	$32,729	2.2%	$8,450,440	$167,310	2.0%
Other	—	276	—%	—	1,287	—%
Total interest income/net asset yield	$6,067,568	$33,005	2.2%	$8,450,440	$168,597	2.0%
Interest-bearing liabilities:
Borrowings collateralized by:
Available-for-sale securities	$6,503,608	$2,911	0.2%	$9,098,301	$20,794	0.2%
Agency Derivatives (3)	38,045	69	0.7%	43,910	349	0.8%
Mortgage servicing rights and advances (4)	942,357	9,883	4.2%	931,565	39,992	4.3%
Unsecured borrowings:
Convertible senior notes	424,641	7,295	6.9%	412,107	28,038	6.8%
Total interest expense/cost of funds	$7,908,651	$20,158	1.0%	$10,485,883	$89,173	0.9%
Net interest income/spread (5)		$12,847	1.2%		$79,424	1.1%

	Three Months Ended December 31, 2020			Year Ended December 31, 2020
(dollars in thousands)	Average Balance (1)	Interest Income/Expense	Net Yield/Cost of Funds (2)	Average Balance (1)	Interest Income/Expense	Net Yield/Cost of Funds (2)
Interest-earning assets
Available-for-sale securities	$14,660,468	$72,071	2.0%	$19,432,462	$515,685	2.7%
Other	—	429	—%	2,059	9,365	3.8%
Total interest income/net asset yield	$14,660,468	$72,500	2.0%	$19,434,521	$525,050	2.7%
Interest-bearing liabilities
Borrowings collateralized by:
Available-for-sale securities	$15,415,108	$11,091	0.3%	$19,530,877	$231,491	1.2%
Agency Derivatives (3)	52,244	123	0.9%	51,740	850	1.6%
Mortgage servicing rights (4)	678,094	6,596	3.9%	729,172	29,710	4.1%
Unsecured borrowings:
Convertible senior notes	286,070	4,831	6.8%	285,592	19,197	6.7%
Total interest expense/cost of funds	$16,431,516	$22,641	0.6%	$20,597,381	$281,248	1.4%
Net interest income/spread (5)		$49,859	1.4%		$243,802	1.3%
____________________
(1)Average asset balance represents average amortized cost on AFS securities and average unpaid principal balance on other assets.
(2)Cost of funds does not include the accrual and settlement of interest associated with interest rate swaps. In accordance with U.S. GAAP, those costs are included in gain (loss) on interest rate swap, cap and swaption agreements in the consolidated statements of comprehensive (loss) income. For the three and twelve months ended December 31, 2021, our total average cost of funds on the assets assigned as collateral for borrowings shown in the table above, including interest spread expense associated with interest rate swaps, was 0.7% and 0.7%, respectively, compared to 0.5% and 1.2% for the same periods in 2020.
(3)Yields on Agency Derivatives not shown as interest income is included in (loss) gain on other derivative instruments in the consolidated statements of comprehensive (loss) income.
(4)Yields on mortgage servicing rights and advances not shown as these assets do not earn interest.
(5)Net interest spread does not include the accrual and settlement of interest associated with interest rate swaps. In accordance with U.S. GAAP, those costs are included in gain (loss) on interest rate swap, cap and swaption agreements in the consolidated statements of comprehensive (loss) income. For the three and twelve months ended December 31, 2021, our total average net interest rate spread on the assets and liabilities shown in the table above, including interest spread expense associated with interest rate swaps, was 1.5% and 1.3%, respectively, compared to 1.5% and 1.5% for the same periods in 2020.

The slight increase in yields on AFS securities for the three months ended December 31, 2021, as compared to the same period in 2020 was driven by purchases of pools with higher yields. The decrease in yields on AFS securities for the year ended December 31, 2021, as compared to the same period in 2020, was predominantly driven by the sale of substantially all legacy non-Agencies during the first quarter of 2020 as well as sales of Agency pools with higher yields. The decrease in cost of funds associated with the financing of AFS securities for the three and twelve months ended December 31, 2021, as compared to the same periods in 2020, was also a result of the sale of non-Agencies as well as decreases in the borrowing rates offered by financing counterparties.
The decrease in cost of funds associated with the financing of Agency Derivatives for the three and twelve months ended December 31, 2021, as compared to the same periods in 2020, was the result of decreases in the borrowing rates offered by counterparties.
The increase in cost of funds associated with the financing of MSR assets and related servicing advance obligations for the three and twelve months ended December 31, 2021, as compared to the same periods in 2020, was due to an increase in the use of revolving credit facility and repurchase agreement financing versus term notes financing, which carry lower rates, as well as an increase in amortization of deferred debt issuance costs on this financing. During the year ended December 31, 2020, we entered into a new revolving credit facility to finance our servicing advance obligations, which are included in other assets on our consolidated balance sheets.
Our convertible senior notes due 2022 were issued in January 2017. Our convertible senior notes due 2026 were issued in February 2021, and a portion of the proceeds from the offering were used to partially repurchase our senior notes due 2022. Both convertible senior notes due 2022 and 2026 are unsecured and pay interest semiannually at a rate of 6.25% per annum. The cost of funds associated with our convertible senior notes for the three and twelve months ended December 31, 2021, as compared to the same periods in 2020, increased due to an increase in amortization of deferred debt issuance costs.
The following tables present the components of the yield earned on our AFS securities portfolio as a percentage of our average amortized cost of securities for the three and twelve months ended December 31, 2021 and 2020:

	Three Months Ended		Year Ended
	December 31,		December 31,
(in thousands)	2021	2020	2021	2020
Gross yield/stated coupon	4.9%	3.9%	4.7%	3.9%
Net (premium amortization) discount accretion	(2.7)%	(1.9)%	(2.7)%	(1.2)%
Net yield (1)	2.2%	2.0%	2.0%	2.7%
____________________
(1)Excludes Agency Derivatives. For the three and twelve months ended December 31, 2021, the average annualized net yield on total RMBS, including Agency Derivatives, was 2.2% and 2.0%, respectively, compared to 2.0% and 2.7% for the same periods in 2020. Yields have not been adjusted for cost of delay and cost to carry purchase premiums.

Gain (Loss) On Investment Securities
The following tables present the components of gain (loss) on investment securities for the three and twelve months ended December 31, 2021 and 2020:

	Three Months Ended December 31, 2021			Year Ended December 31, 2021
(in thousands)	Available-For-Sale Securities	Trading Securities	Total	Available-For-Sale Securities	Trading Securities	Total
Proceeds from sales	$1,171,299	$—	$1,171,299	$6,274,193	$—	$6,274,193
Amortized cost sold	(1,139,241)	—	(1,139,241)	(6,137,824)	—	(6,137,824)
Total realized gains on sales	32,058	—	32,058	136,369	—	136,369
Provision for credit losses	(3,347)	—	(3,347)	(9,763)	—	(9,763)
Other	(27,085)	—	(27,085)	(4,989)	—	(4,989)
Gain on investment securities	$1,626	$—	$1,626	$121,617	$—	$121,617

	Three Months Ended December 31, 2020			Year Ended December 31, 2020
(in thousands)	Available-For-Sale Securities	Trading Securities	Total	Available-For-Sale Securities	Trading Securities	Total
Proceeds from sales	$1,379,468	$—	$1,379,468	18,349,338	$1,053,477	$19,402,815
Amortized cost sold	(1,325,981)	—	(1,325,981)	(19,273,667)	(1,052,500)	(20,326,167)
Total realized gains (losses) on sales	53,487	—	53,487	(924,329)	977	(923,352)
Provision for credit losses	(4,509)	—	(4,509)	(58,440)	—	(58,440)
Other	(11,615)	—	(11,615)	(18,067)	—	(18,067)
Gain (loss) on investment securities	$37,363	$—	$37,363	$(1,000,836)	$977	$(999,859)

Due to the unprecedented market conditions experienced as a result of the global COVID-19 pandemic, we sold substantially all of our portfolio of non-Agency securities and approximately one-third of our Agency RMBS during the first quarter of 2020. Late in the first quarter of 2020, the Fed committed to unlimited purchases of Agency RMBS. The Fed’s actions were successful in helping to stabilize that market; however, the resulting historic spread tightening in the first half of 2021 made investments in Agency RMBS less attractive. As a result, and in anticipation of an accelerated tapering of Fed purchases, we reduced our aggregate Agency RMBS/TBA position during the year ended December 31, 2021. In the ordinary course of business, we make investment decisions and allocate capital in accordance with our views on the changing risk/reward dynamics in the market and in our portfolio. We do not expect to sell assets on a frequent basis, but may sell assets to reallocate capital into new assets that we believe have higher risk-adjusted returns.
Subsequent to the adoption of Topic 326 on January 1, 2020, the Company uses a discounted cash flow method to estimate and recognize an allowance for credit losses on AFS securities, as detailed in Note 2 to the consolidated financial statements, included under Item 1 of this Annual Report on Form 10-K. Subsequent adverse or favorable changes in expected cash flows are recognized immediately in earnings as a provision for or reversal of provision for credit losses (within gain (loss) on investment securities).
The majority of the “other” component of gain (loss) on investment securities is related to changes in unrealized gains (losses) on certain interest-only mortgage-backed securities. For the three and twelve months ended December 31, 2021, the unrealized losses recognized were primarily due to faster prepayment assumptions.
Servicing Income
The following table presents the components of servicing income for the three and twelve months ended December 31, 2021 and 2020:

	Three Months Ended		Year Ended
	December 31,		December 31,
(in thousands)	2021	2020	2021	2020
Servicing fee income	$123,912	$98,250	$461,381	$416,936
Ancillary and other fee income	548	557	2,436	1,945
Float income	1,051	1,742	4,589	24,470
Total	$125,511	$100,549	$468,406	$443,351

The increase in servicing income for the three and twelve months ended December 31, 2021, as compared to the same periods in 2020, was due to a higher portfolio balance and lower compensating interest, offset by lower float income.

(Loss) Gain On Servicing Asset
The following table presents the components of loss on servicing asset for the three and twelve months ended December 31, 2021 and 2020:

	Three Months Ended		Year Ended
	December 31,		December 31,
(in thousands)	2021	2020	2021	2020
Changes in fair value due to changes in valuation inputs or assumptions used in the valuation model	$21,189	$173,447	$562,843	$(396,900)
Changes in fair value due to realization of cash flows (runoff)	(152,450)	(170,897)	(666,160)	(538,761)
Losses on sales	(567)	(28)	(11,624)	(36)
(Loss) gain on servicing asset	$(131,828)	$2,522	$(114,941)	$(935,697)

The increase in loss (decrease in gain) on servicing asset for the three months ended December 31, 2021, as compared to the same period in 2020, was driven by expected prepayment speed assumptions used in the fair valuation of MSR decreasing at a lower rate and realized losses on sales of MSR, offset by a decrease in portfolio runoff. The decrease in loss on servicing asset for the year ended December 31, 2021, as compared to the same period in 2020, was driven by favorable change in valuation assumptions used in the fair market valuation of MSR, including the impact of acquiring MSR at a cost below fair value, offset by increased portfolio runoff and realized losses on sales of MSR during the year ended December 31, 2021.
Gain (Loss) On Interest Rate Swap And Swaption Agreements
The following table summarizes the net interest spread and gains and losses associated with our interest rate swap and swaption positions recognized during the three and twelve months ended December 31, 2021 and 2020:

	Three Months Ended		Year Ended
	December 31,		December 31,
(in thousands)	2021	2020	2021	2020
Net interest spread	$5,772	$1,953	$14,262	$(66,175)
Early termination, agreement maturation and option expiration (losses) gains	(5,143)	(2,546)	2,369	(387,748)
Change in unrealized gain (loss) on interest rate swap and swaption agreements, at fair value	36,360	(14,096)	25,460	143,117
Gain (loss) on interest rate swap and swaption agreements	$36,989	$(14,689)	$42,091	$(310,806)

Net interest spread recognized for the accrual and/or settlement of the net interest expense associated with our interest rate swaps results from receiving either a floating interest rate (LIBOR, OIS or SOFR) or a fixed interest rate and paying either a fixed interest rate or a floating interest rate (LIBOR, OIS or SOFR) on positions held to economically hedge/mitigate portfolio interest rate exposure (or duration) risk. We may elect to terminate certain swaps and swaptions to align with our investment portfolio, agreements may mature or options may expire resulting in full settlement of our net interest spread asset/liability and the recognition of realized gains and losses, including early termination penalties. During the second quarter of 2020, we elected to terminate certain swaps and swaptions in order to adjust the total notional and fixed interest rates on these instruments, as a result of adjustments made to our investment portfolio and changes in interest rates. The change in fair value of interest rate swaps and swaptions during the three and twelve months ended December 31, 2021 and 2020 was a result of changes to floating interest rates (LIBOR, OIS or SOFR), the swap curve and corresponding counterparty borrowing rates. Since swaps and swaptions are used for purposes of hedging our interest rate exposure, their unrealized valuation gains and losses (excluding the reversal of unrealized gains and losses to realized gains and losses upon termination, maturation or option expiration) are generally offset by unrealized losses and gains in our Agency RMBS AFS portfolio, which are recorded either directly to stockholders’ equity through other comprehensive (loss) income, net of tax, or to gain (loss) on investment securities, in the case of certain interest-only mortgage-backed securities.

(Loss) Gain On Other Derivative Instruments
The following table provides a summary of the total net gains (losses) recognized on other derivative instruments we hold for purposes of both hedging and non-hedging activities, principally TBAs, put and call options for TBAs, U.S. Treasury and Eurodollar futures and inverse interest-only securities during the three and twelve months ended December 31, 2021 and 2020:

	Three Months Ended		Year Ended
	December 31,		December 31,
(in thousands)	2021	2020	2021	2020
Interest income, net of accretion, on inverse interest-only securities	$1,058	$2,232	$5,418	$9,479
Realized and unrealized net gains (losses) on other derivative instruments (1)	(12,623)	79,057	(256,701)	80,544
(Loss) gain on other derivative instruments	$(11,565)	$81,289	$(251,283)	$90,023
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

Expenses
The following table presents the components of expenses, other than restructuring charges, for the three and twelve months ended December 31, 2021 and 2020:

	Three Months Ended		Year Ended
	December 31,		December 31,
(in thousands, except share data)	2021	2020	2021	2020
Management fees	$—	$—	$—	$31,738
Servicing expenses	$21,582	$24,217	$86,250	$94,266
Operating expenses:
Compensation and benefits:
Non-cash equity compensation expenses	$2,525	$2,243	$11,485	$9,730
All other compensation and benefits	3,871	8,977	23,556	27,993
Total compensation and benefits	$6,396	$11,220	$35,041	$37,723
Other operating expenses:
Nonrecurring expenses	$665	$1,541	$5,220	$5,205
All other operating expenses	5,983	5,696	23,539	23,421
Total other operating expenses	$6,648	$7,237	$28,759	$28,626
Annualized operating expense ratio	1.9%	2.4%	2.3%	2.0%
Annualized operating expense ratio, excluding non-cash equity compensation and other nonrecurring expenses	1.4%	1.9%	1.7%	1.5%

Prior to the termination of the Management Agreement on August 14, 2020, a management fee was payable to PRCM Advisers under the agreement. The management fee was calculated based on our stockholders’ equity with certain adjustments outlined in the management agreement.
We incur servicing expenses generally related to the subservicing of MSR. The decrease in servicing expenses during the three and twelve months ended December 31, 2021, as compared to the same periods in 2020, was a result of a decrease in loan forbearance and adjustments for preliquidation claims.

Prior to the termination of the Management Agreement, included in compensation and benefits and other operating expenses were direct and allocated costs incurred by PRCM Advisers on our behalf and reimbursed by us. For the year ended December 31, 2020 these direct and allocated costs totaled approximately $19.3 million. Included in these reimbursed costs was compensation paid to employees of an affiliate of PRCM Advisers serving as our principal financial officer and general counsel of $1.4 million respectively for the year ended December 31, 2020. We did not reimburse PRCM Advisers for compensation paid to our principal financial officer and general counsel for the three months ended December 31, 2020. Prior to termination of the Management Agreement, the allocation of compensation paid to employees of an affiliate of PRCM Advisers serving as our principal financial officer and general counsel was based on time spent overseeing our activities in accordance with the Management Agreement; we did not reimburse PRCM Advisers for any expenses related to the compensation of our chief executive officer or chief investment officer. Additionally, included in compensation and benefits is non-cash equity compensation expense, which represents amortization of the restricted stock awarded to our independent directors, executive officers and other eligible individuals. Included in non-cash equity compensation expense for the three and twelve months ended December 31, 2020 was amortization of restricted stock awarded to our executive officers, including our chief executive officer, chief investment officer, principal financial officer and general counsel of $0.9 million and $3.9 million, respectively.
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
In connection with the termination of the Management Agreement, we reversed the $139.8 million accrued termination fee during the three months ended September 30, 2020. For the year ended December 31, 2020, we incurred a total of $5.7 million in contract termination costs, which includes all estimated costs incurred for legal and advisory services provided to facilitate the termination of the Management Agreement. In accordance with Accounting Standards Codification (ASC) 420, Exit or Disposal Cost Obligations, all contract termination costs are included within restructuring charges on our consolidated statements of comprehensive (loss) income.
Income Taxes
During the three and twelve months ended December 31, 2021, our TRSs recognized a provision for income taxes of $2.1 million and $4.2 million, respectively, which was primarily due to income from MSR servicing activity and gains recognized on MSR, offset by net losses recognized on derivative instruments and operating expenses. During the three and twelve months ended December 31, 2020, our TRSs recognized a provision for income taxes of $3.8 million and a benefit from income taxes of $35.7 million, respectively. The provision recognized for the three months ended December 31, 2020 was primarily due to gains recognized on MSR, offset by net losses recognized on derivative instruments held in our TRSs. The benefit recognized for the year ended December 31, 2020 was primarily due to losses recognized on MSR, offset by net gains recognized on derivative instruments held in our TRSs.

Financial Condition
Available-for-Sale Securities, at Fair Value
The majority of our AFS investment securities portfolio is comprised of fixed rate Agency mortgage-backed securities backed by single-family and multi-family mortgage loans. We also hold $12.3 million in tranches of mortgage-backed and asset-backed P&I and interest-only non-Agency securities. All of our P&I Agency RMBS AFS are Fannie Mae or Freddie Mac mortgage pass-through certificates or collateralized mortgage obligations that carry an implied rating of “AAA,” or Ginnie Mae mortgage pass-through certificates, which are backed by the guarantee of the U.S. government. The majority of these securities consist of whole pools in which we own all of the investment interests in the securities.
The tables below summarizes certain characteristics of our Agency RMBS AFS at December 31, 2021 and December 31, 2020:

	December 31, 2021
(dollars in thousands, except purchase price)	Principal/ Current Face	Net (Discount) Premium	Amortized Cost	Allowance for Credit Losses	Unrealized Gain	Unrealized Loss	Carrying Value	Weighted Average Coupon Rate	Weighted Average Purchase Price
P&I securities	$6,411,363	$270,687	$6,682,050	$—	$171,308	$(4,855)	$6,848,503	3.65%	$104.66
Interest-only securities	3,198,447	305,577	305,577	(12,851)	20,699	(12,529)	300,896	2.93%	$14.09
Total	$9,609,810	$576,264	$6,987,627	$(12,851)	$192,007	$(17,384)	$7,149,399

	December 31, 2020
(dollars in thousands, except purchase price)	Principal/ Current Face	Net (Discount) Premium	Amortized Cost	Allowance for Credit Losses	Unrealized Gain	Unrealized Loss	Carrying Value	Weighted Average Coupon Rate	Weighted Average Purchase Price
P&I securities	$13,103,355	$605,239	$13,708,594	$—	$629,079	$(420)	$14,337,253	3.64%	$104.95
Interest-only securities	3,649,556	315,876	315,876	(17,889)	15,680	(13,029)	300,638	2.72%	$14.42
Total	$16,752,911	$921,115	$14,024,470	$(17,889)	$644,759	$(13,449)	$14,637,891

Mortgage Servicing Rights, at Fair Value
One of our wholly owned subsidiaries has approvals from Fannie Mae and Freddie Mac to own and manage MSR, which represent the right to control the servicing of mortgage loans. We do not directly service mortgage loans, and instead contract with appropriately licensed subservicers to handle substantially all servicing functions in the name of the subservicer for the loans underlying our MSR. As of December 31, 2021 and December 31, 2020, our MSR had a fair market value of $2.2 billion and $1.6 billion, respectively.

As of December 31, 2021 and December 31, 2020, our MSR portfolio included MSR on 796,205 and 781,905 loans with an unpaid principal balance of approximately $193.8 billion and $177.9 billion, respectively. The following tables summarize certain characteristics of the loans underlying our MSR by gross weighted average coupon rate types and ranges at December 31, 2021 and December 31, 2020:

	December 31, 2021
(dollars in thousands)	Number of Loans	Unpaid Principal Balance	Weighted Average Gross Coupon Rate	Weighted Average Current Loan Size	Weighted Average Loan Age (months)	Weighted Average Original FICO	Weighted Average Original LTV	60+ Day Delinquencies	3-Month CPR	Net Servicing Fee (bps)
30-Year Fixed:
≤ 3.25%	215,128	$72,197,662	2.8%	$395	11	767	70.7%	0.3%	10.7%	25.7
> 3.25 - 3.75%	167,615	43,576,971	3.4%	321	28	755	74.2%	0.8%	24.0%	26.3
> 3.75 - 4.25%	125,831	26,250,276	3.9%	263	54	753	75.7%	2.3%	34.0%	27.4
> 4.25 - 4.75%	79,107	14,291,435	4.4%	239	58	737	77.5%	4.4%	36.4%	26.3
> 4.75 - 5.25%	38,902	6,318,470	4.9%	230	52	722	78.9%	6.4%	37.4%	27.3
> 5.25%	15,796	2,176,065	5.5%	211	51	705	79.2%	9.2%	37.6%	30.5
	642,379	164,810,879	3.4%	332	29	756	73.4%	1.5%	22.7%	26.3
15-Year Fixed:
≤ 2.25%	16,525	5,397,141	2.0%	371	9	778	57.1%	0.1%	8.3%	25.2
> 2.25 - 2.75%	41,168	9,901,133	2.4%	294	13	774	58.0%	0.2%	14.2%	25.6
> 2.75 - 3.25%	46,236	7,568,257	2.9%	220	40	768	61.3%	0.4%	21.6%	26.1
> 3.25 - 3.75%	28,010	3,485,491	3.4%	172	55	758	64.3%	1.1%	26.6%	27.4
> 3.75 - 4.25%	12,685	1,302,862	3.9%	152	55	742	65.3%	2.1%	28.5%	28.8
> 4.25%	5,965	513,255	4.5%	130	47	727	66.1%	2.6%	29.4%	31.2
	150,589	28,168,139	2.7%	264	27	769	60.0%	0.5%	18.1%	26.1
Total ARMs	3,237	791,548	3.0%	315	54	762	68.0%	2.9%	29.5%	25.2
Total	796,205	$193,770,566	3.3%	$322	28	758	71.5%	1.3%	22.1%	26.3

	December 31, 2020
(dollars in thousands)	Number of Loans	Unpaid Principal Balance	Weighted Average Gross Coupon Rate	Weighted Average Current Loan Size	Weighted Average Loan Age (months)	Weighted Average Original FICO	Weighted Average Original LTV	60+ Day Delinquencies	3-Month CPR	Net Servicing Fee (bps)
30-Year Fixed:
≤ 3.25%	87,561	$29,304,400	2.9%	$390	4	769	71.8%	0.1%	9.0%	25.5
> 3.25 - 3.75%	148,065	39,634,267	3.5%	322	30	764	73.1%	1.6%	38.2%	26.3
> 3.75 - 4.25%	188,805	43,124,073	3.9%	282	44	757	76.3%	3.8%	49.1%	27.5
> 4.25 - 4.75%	130,598	26,096,168	4.4%	257	45	741	78.3%	6.2%	49.2%	26.6
> 4.75 - 5.25%	64,424	11,727,196	4.9%	249	39	727	79.6%	8.5%	46.5%	27.8
> 5.25%	25,637	3,958,181	5.5%	228	36	707	79.7%	10.8%	41.2%	30.8
	645,090	153,844,285	3.8%	305	32	755	75.3%	3.5%	42.7%	26.8
15-Year Fixed:
≤ 2.25%	1,996	665,514	2.0%	367	2	780	59.6%	—%	7.8%	25.0
> 2.25 - 2.75%	19,260	5,256,640	2.5%	324	7	778	59.5%	0.1%	12.4%	25.8
> 2.75 - 3.25%	47,710	8,571,486	2.9%	239	37	771	61.9%	1.1%	27.6%	26.1
> 3.25 - 3.75%	36,327	5,223,663	3.4%	196	45	759	64.9%	2.2%	33.7%	27.6
> 3.75 - 4.25%	17,611	2,148,413	3.9%	176	43	745	65.6%	3.4%	35.1%	29.2
> 4.25%	9,149	958,531	4.5%	153	34	731	66.3%	3.6%	37.0%	31.2
	132,053	22,824,247	3.1%	243	32	766	62.5%	1.4%	28.8%	26.8
Total ARMs	4,762	1,192,951	3.3%	312	47	762	67.2%	4.3%	45.4%	25.2
Total	781,905	$177,861,483	3.7%	$297	32	756	73.6%	3.2%	41.2%	26.8

Financing
Our borrowings consist primarily of repurchase agreements, revolving credit facilities and term notes payable. These borrowings are collateralized by our pledge of AFS securities, derivative instruments, MSR, servicing advances and certain cash balances. Substantially all of our Agency RMBS are currently pledged as collateral, and a portion of our non-Agency securities have been pledged as collateral for repurchase agreements. Additionally, a substantial portion of our MSR is currently pledged as collateral for repurchase agreements, revolving credit facilities and term notes payable, and a portion of our servicing advances have been pledged as collateral for revolving credit facilities.
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
Additionally, our convertible senior notes due 2022 were issued in January 2017. Our convertible senior notes due 2026 were issued in February 2021, and a portion of the proceeds from the offering were used to partially repurchase our senior notes due 2022. All remaining senior notes due 2022 matured pursuant to their terms in January 2022. Both convertible senior notes due 2022 and 2026 are unsecured and pay interest semiannually at a rate of 6.25% per annum.
Many of our financing arrangements incorporate LIBOR as the referenced rate; however all arrangements either mature prior to the phase out of LIBOR or have provisions in place that provide for an alternative to LIBOR upon its phase-out. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Market Conditions and Outlook - LIBOR transition” for further discussion.
At December 31, 2021 and December 31, 2020, borrowings under repurchase agreements, revolving credit facilities, term notes payable and convertible senior notes had the following characteristics:

(dollars in thousands)	December 31, 2021			December 31, 2020
Borrowing Type	Amount Outstanding	Weighted Average Borrowing Rate	Weighted Average Years to Maturity	Amount Outstanding	Weighted Average Borrowing Rate	Weighted Average Years to Maturity
Repurchase agreements	$7,656,445	0.24%	0.2	$15,143,898	0.28%	0.2
Revolving credit facilities	420,761	3.46%	1.2	283,830	2.95%	1.1
Term notes payable	396,776	2.90%	2.5	395,609	2.95%	3.5
Convertible senior notes (1)	424,827	6.25%	2.7	286,183	6.25%	1.0
Total	$8,898,809	0.80%	0.5	$16,109,520	0.50%	0.3

(dollars in thousands)	December 31, 2021			December 31, 2020
Collateral Type	Amount Outstanding	Weighted Average Borrowing Rate	Weighted Average Haircut on Collateral Value	Amount Outstanding	Weighted Average Borrowing Rate	Weighted Average Haircut on Collateral Value
Agency RMBS	$7,495,230	0.17%	4.2%	$15,089,726	0.28%	4.4%
Non-Agency securities	171	1.24%	43.9%	1,899	2.33%	34.3%
Agency Derivatives	36,044	0.74%	17.8%	52,273	0.89%	21.6%
Mortgage servicing rights	923,337	3.30%	27.9%	670,439	2.95%	24.6%
Mortgage servicing advances	19,200	3.23%	13.8%	9,000	3.26%	12.0%
Other (1)	424,827	6.25%	N/A	286,183	6.25%	N/A
Total	$8,898,809	0.80%	6.6%	$16,109,520	0.50%	5.2%
____________________
(1)Includes unsecured convertible senior notes due 2022 and 2026 paying interest semiannually at a rate of 6.25% per annum on the aggregate principal amount of $431.3 million.

As of December 31, 2021, the debt-to-equity ratio funding our AFS securities, MSR, servicing advances and Agency Derivatives, which includes unsecured borrowings under convertible senior notes, was 3.2:1.0. As previously discussed, our Agency RMBS, given their liquidity and high credit quality, are eligible for higher levels of leverage, while MSR, with less liquidity and/or more exposure to prepayment risk, utilize lower levels of leverage. Generally, our debt-to-equity ratio is directly correlated to the composition of our portfolio; typically, the higher the percentage of Agency RMBS we hold, the higher our debt-to-equity ratio will be. However, in addition to portfolio mix, our debt-to-equity ratio is a function of many other factors, including the liquidity of our portfolio, the availability and price of our financing, the diversification of our counterparties and their available capacity to finance our assets, and anticipated regulatory developments. We may alter the percentage allocation of our portfolio among our target assets depending on the relative value of the assets that are available to purchase from time to time, including at times when we are deploying proceeds from offerings we conduct. We believe the current degree of leverage within our portfolio helps ensure that we have access to unused borrowing capacity, thus supporting our liquidity and the strength of our balance sheet.
The following table provides a summary of our borrowings under repurchase agreements, revolving credit facilities, term notes payable and convertible senior notes, our net TBA notional amounts and our debt-to-equity ratios for the three months ended December 31, 2021, and the four immediately preceding quarters:

(dollars in thousands)
For the Three Months Ended	Quarterly Average	End of Period Balance	Maximum Balance of Any Month-End	End of Period Total Borrowings to Equity Ratio	End of Period Net Long (Short) TBA Notional	End of Period Economic Debt-to-Equity Ratio (1)
December 31, 2021	$7,908,651	$8,898,809	$8,898,809	3.2:1.0	$4,116,000	4.7:1.0
September 30, 2021	$8,888,607	$8,365,211	$9,060,624	3.1:1.0	$8,742,000	6.1:1.0
June 30, 2021	$11,129,575	$9,704,066	$12,837,520	3.9:1.0	$6,854,000	6.5:1.0
March 31, 2021	$14,016,694	$12,938,748	$14,525,894	4.8:1.0	$4,800,000	6.4:1.0
December 31, 2020	$16,431,516	$16,109,520	$16,842,273	5.2:1.0	$5,197,000	6.8:1.0
____________________
(1)Defined as total borrowings under repurchase agreements, revolving credit facilities, term notes payable and convertible senior notes, plus implied debt on net TBA notional, divided by total equity.

Equity
The tables below provide details of our changes in stockholders’ equity from December 31, 2020 to December 31, 2021 as well as a reconciliation of comprehensive income and GAAP net income to non-GAAP measures. Beginning with the reporting period for the three months ended September 30, 2021, the previously reported non-GAAP measure Core Earnings will be referred to as Earnings Available for Distribution, or EAD.(1) Also beginning with the three months ended September 30, 2021, EAD includes U.S. Treasury futures income. U.S. Treasury futures income is the economic equivalent to holding and financing a relevant cheapest-to-deliver U.S. Treasury note or bond using short-term repurchase agreements.

(dollars in millions, except per share amounts)	Book Value	Common Shares Outstanding	Common Book Value Per Share
Common stockholders' equity at December 31, 2020	$2,087.7	273.7	$7.63
Earnings available for distribution, net of tax benefit of $1.5 million (1)	302.7
Dividends on preferred stock	(58.5)
Earnings available for distribution to common stockholders, net of tax benefit of $1.5 million (1)	244.2
Realized and unrealized gains and losses, net of tax expense of $5.7 million	(115.4)
Other comprehensive loss, net of tax	(455.3)
Dividend declarations	(205.6)
Other	11.5	0.1
Issuance of common stock, net of offering costs	450.6	70.1
Common stockholders' equity at December 31, 2021	$2,017.7	343.9	$5.87
Total preferred stock liquidation preference	726.3
Total stockholders' equity at December 31, 2021	$2,744.0

Year Ended
(in millions)	December 31, 2021
Comprehensive loss attributable to common stockholders	$(326.5)
Adjustment for other comprehensive loss attributable to common stockholders:
Unrealized losses on available-for-sale securities	455.3
Net income attributable to common stockholders	128.8
Adjustments for non-EAD (1):
Realized gains on investment securities	(134.7)
Unrealized losses on investment securities	3.4
Provision for credit losses on investment securities	9.8
Realized and unrealized gains on mortgage servicing rights, net	(144.6)
Realized gain on termination or expiration of interest rate swaps and swaptions	(2.4)
Unrealized gains on interest rate swaps and swaptions	(25.5)
Realized and unrealized losses on other derivative instruments	382.7
Other loss	3.9
Change in servicing reserves	0.4
Non-cash equity compensation expense	11.5
Other nonrecurring expenses	5.2
Net provision for income taxes on non-EAD (1)	5.7
Earnings available for distribution to common stockholders (1)	$244.2
____________________
(1)EAD is a non-GAAP measure that we define as comprehensive (loss) income attributable to common stockholders, excluding “realized and unrealized gains and losses” (provision for (reversal of) credit losses, realized and unrealized gains and losses on the aggregate portfolio, reserve expense for representation and warranty obligations on MSR, non-cash compensation expense related to restricted common stock, other nonrecurring expenses and restructuring charges). As defined, EAD includes net interest income, accrual and settlement of interest on derivatives, dollar roll income on TBAs, U.S. Treasury futures income, servicing income, net of estimated amortization on MSR and recurring cash related operating expenses. Dollar roll income is the economic equivalent to holding and financing Agency RMBS using short-term repurchase agreements. U.S. Treasury futures income is the economic equivalent to holding and financing a relevant cheapest-to-deliver U.S. Treasury note or bond using short-term repurchase agreements. EAD provides supplemental information to assist investors in analyzing the Company’s results of operations and helps facilitate comparisons to industry peers. EAD is one of several measures our board of directors considers to determine the amount of dividends to declare on our common stock and should not be considered an indication of our taxable income or as a proxy for the amount of dividends we may declare.

U.S. GAAP to Estimated Taxable Income
The following tables provide reconciliations of our GAAP net income (loss) to our estimated taxable income (loss) split between our REIT and TRSs for the years ended December 31, 2021 and 2020:

	Year Ended December 31, 2021
(dollars in millions)	TRS	REIT	Eliminations	Consolidated
GAAP net income, pre-tax	$60.1	$131.3	$—	$191.4
State taxes	10.6	—	—	10.6
Adjusted GAAP net income, pre-tax	70.7	131.3	—	202.0
Permanent differences
State deferred tax benefit	(9.0)	—	—	(9.0)
Other permanent differences	—	0.1	—	0.1
Temporary differences
Net accretion of OID and market discount	(53.7)	(59.4)	—	(113.1)
Net unrealized gains and losses	(137.3)	(31.6)	—	(168.9)
Net realized gains and losses on sales of RMBS	—	(4.9)	—	(4.9)
Credit loss impairment	—	9.8	—	9.8
Other temporary differences	5.8	2.0	—	7.8
Capital loss carryforward deferral	—	16.6	—	16.6
Estimated taxable (loss) income	(123.5)	63.9	—	(59.6)
Dividend paid deduction	—	(63.9)	—	(63.9)
Estimated taxable loss post-dividend deduction	$(123.5)	$—	$—	$(123.5)

	Year Ended December 31, 2020
(dollars in millions)	TRS	REIT	Eliminations	Consolidated
GAAP net (loss) income, pre-tax	$(175.7)	$(1,508.9)	$18.8	$(1,665.8)
State taxes	(1.2)	(0.1)	—	(1.3)
Adjusted GAAP net (loss) income, pre-tax	(176.9)	(1,509.0)	18.8	(1,667.1)
Permanent differences
Intercompany RMBS sales	—	—	(18.8)	(18.8)
Other permanent differences	0.2	1.3	—	1.5
Temporary differences
Net accretion of OID and market discount	(48.7)	(148.5)	—	(197.2)
Net unrealized gains and losses on derivatives	237.7	38.9	—	276.6
Net realized gains and losses on sales of RMBS	—	(247.9)	—	(247.9)
Credit loss impairment	—	60.5	—	60.5
Other temporary differences	2.7	5.7	—	8.4
Capital loss carryforward deferral	—	1,158.5	—	1,158.5
Estimated taxable income (loss)	15.0	(640.5)	—	(625.5)
Dividend paid deduction	—	—	—	—
Estimated taxable income (loss) post-dividend deduction	$15.0	$(640.5)	$—	$(625.5)

The permanent tax differences recorded in 2021 include a difference related to officer’s compensation deduction limitations, a recurring difference in compensation expense related to restricted stock dividends and vesting and state deferred tax benefit. The permanent tax differences recorded in 2020 include a difference related to the intercompany sales of RMBS and a recurring difference in compensation expense related to restricted stock dividends and vesting. Temporary differences recorded in 2021 and 2020 are principally timing differences between U.S. GAAP and tax accounting related to unrealized gains and losses from derivative instruments, realized and unrealized gains and losses from MSR and RMBS, accretion and amortization from RMBS and changes in reserves related to servicing advances and allowance for credit losses on certain RMBS.

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
Dividends
For the year ended December 31, 2021, we declared cash dividends totaling $0.68 per share. As a REIT, we are required to distribute at least 90% of our taxable income to stockholders, subject to certain distribution requirements. For the year ended December 31, 2021, our board of directors elected to make cash distributions in excess of REIT taxable income for the year. Temporary differences between GAAP net income (loss) and taxable income can generate deterioration in book value on a permanent and temporary basis as taxable income is distributed that has not been earned for U.S. GAAP purposes.

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
As of December 31, 2021, we held $1.2 billion in cash and cash equivalents available to support our operations; $9.4 billion of AFS securities, MSR, and derivative assets held at fair value; and $8.9 billion of outstanding debt in the form of repurchase agreements, borrowings under revolving credit facilities, term notes payable and convertible senior notes. During the three and twelve months ended December 31, 2021, the debt-to-equity ratio funding our AFS securities, MSR and Agency Derivatives, which includes unsecured borrowings under convertible senior notes, increased from 3.1:10 to 3.2:1.0 and decreased from 5.2:1.0 to 3.2:1.0, respectively. The slight increase for the three months ended December 31, 2021 was due to increased financing on Agency RMBS purchases. The decrease for the year ended December 31, 2021 was driven by decreased financing on Agency RMBS due to sales and prepayments on the related assets. During the three and twelve months ended December 31, 2021, our economic debt-to-equity ratio funding our AFS securities, MSR and Agency Derivatives, which includes unsecured borrowings under convertible senior notes and implied debt on net TBA notional, decreased from 6.1:1.0 to 4.7:1.0 and 6.8:1.0 to 4.7:1.0, respectively.
As of December 31, 2021, we held approximately $141.7 million of unpledged Agency securities and derivatives and $11.9 million of unpledged non-Agency securities. As a result, we had an overall estimated unused borrowing capacity on unpledged securities of approximately $133.5 million. As of December 31, 2021, we held approximately $60.8 million of unpledged MSR and $96.8 million of unpledged servicing advances. Overall, we had unused committed borrowing capacity on MSR asset and servicing advance financing facilities of $313.4 million and $180.8 million, respectively. Generally, unused borrowing capacity may be the result of our election not to utilize certain financing, as well as delays in the timing in which funding is provided, insufficient collateral or the inability to meet lenders’ eligibility requirements for specific types of asset classes. On a daily basis, we monitor and forecast our available, or excess, liquidity. Additionally, we frequently perform shock analyses against various market events to monitor the adequacy of our excess liquidity. If borrowing rates and/or collateral requirements change in the near term, we believe we are subject to less earnings volatility than a more leveraged organization.
During the year ended December 31, 2021, we did not experience any material issues accessing our funding sources. We expect ongoing sources of financing to be primarily repurchase agreements, revolving credit facilities, term notes payable, convertible notes and similar financing arrangements. We plan to finance our assets with a moderate amount of leverage, the level of which may vary based upon the particular characteristics of our portfolio and market conditions.

As of December 31, 2021, we had master repurchase agreements in place with 39 counterparties (lenders), the majority of which are U.S. domiciled financial institutions, and we continue to evaluate additional counterparties to manage and optimize counterparty risk. Under our repurchase agreements, we are required to pledge additional assets as collateral to our lenders when the estimated fair value of the existing pledged collateral under such agreements declines and such lenders, through a margin call, demand additional collateral. Lenders generally make margin calls because of a perceived decline in the value of our assets collateralizing the repurchase agreements. This may occur following the monthly principal reduction of assets due to scheduled amortization and prepayments on the underlying mortgages, or may be caused by changes in market interest rates, a perceived decline in the market value of the investments and other market factors. To cover a margin call, we may pledge additional assets or cash. At maturity, any cash on deposit as collateral is generally applied against the repurchase agreement balance, thereby reducing the amount borrowed. Should the value of our assets suddenly decrease, significant margin calls on our repurchase agreements could result, causing an adverse change in our liquidity position.
In addition to our master repurchase agreements to fund our Agency and non-Agency securities, we have one repurchase facility and three revolving credit facilities that provide short- and long-term financing for our MSR portfolio. We also have one revolving credit facility that provides short-term financing for our servicing advances. An overview of the facilities is presented in the table below:

(dollars in thousands)
December 31, 2021
Expiration Date (1)	Amount Outstanding	Unused Committed Capacity (2)	Unused Uncommitted Capacity	Total Capacity	Eligible Collateral
August 31, 2022	$255,311	$94,689	$350,000	$700,000	Mortgage servicing rights
June 30, 2022	$125,000	$—	$275,000	$400,000	Mortgage servicing rights (3)
March 20, 2024	$146,250	$78,750	$75,000	$300,000	Mortgage servicing rights (4)
January 31, 2022	$—	$140,000	$—	$140,000	Mortgage servicing rights
September 28, 2022	$19,200	$180,800	$—	$200,000	Mortgage servicing advances
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

We are subject to a variety of financial covenants under our lending agreements. The following represent the most restrictive financial covenants across our lending agreements as of December 31, 2021:
•Total indebtedness to tangible net worth must be less than 8.0:1.0. As of December 31, 2021, our total indebtedness to tangible net worth, as defined, was 3.3:1.0.
•Cash liquidity must be greater than $200.0 million. As of December 31, 2021, our liquidity, as defined, was $1.2 billion.
•Net worth must be greater than the higher of $1.5 billion or 50% of the highest net worth during the 24 calendar months prior, measured beginning March 31, 2020. As of December 31, 2021, 50% of the highest net worth during the 24 calendar months prior, as defined, was $1.6 billion and our net worth, as defined, was $2.7 billion.
We are also subject to additional financial covenants in connection with various other agreements we enter into in the normal course of our business. We intend to continue to operate in a manner which complies with all of our financial covenants.

The following table summarizes assets at carrying values that were pledged or restricted as collateral for the future payment obligations of repurchase agreements, revolving credit facilities, term notes payable and derivative instruments at December 31, 2021 and December 31, 2020:

(in thousands)	December 31, 2021	December 31, 2020
Available-for-sale securities, at fair value	$7,009,449	$14,633,217
Mortgage servicing rights, at fair value	2,130,807	1,146,710
Restricted cash	747,979	1,126,439
Due from counterparties	33,718	21,312
Derivative assets, at fair value	39,608	61,557
Other assets	33,767	28,540
Total	$9,995,328	$17,017,775

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
The following table provides the maturities of our repurchase agreements, revolving credit facilities, term notes payable and convertible senior notes as of December 31, 2021 and December 31, 2020:

(in thousands)	December 31, 2021	December 31, 2020
Within 30 days	$1,771,027	$5,370,506
30 to 59 days	1,807,544	4,292,861
60 to 89 days	1,981,056	2,062,234
90 to 119 days	1,249,435	1,610,198
120 to 364 days	1,265,638	1,868,099
One to three years	543,026	510,013
Three to five years	281,083	395,609
Total	$8,898,809	$16,109,520

As of the date of this filing, we have sufficient liquid assets to satisfy all of our short-term recourse liabilities and to satisfy covenants in our financing documents. With respect to the next twelve months, we expect that our cash on hand combined with the cash flow provided by our operations will be sufficient to satisfy our anticipated liquidity needs with respect to our current investment portfolio, including related financings, potential margin calls and operating expenses. While it is inherently more difficult to forecast beyond the next twelve months, we currently expect to meet our long-term liquidity requirements through our cash on hand and, if needed, additional borrowings, proceeds received from repurchase agreements and other financing arrangements, proceeds from capital market transactions and the liquidation or refinancing of our assets.
For the year ended December 31, 2021, our restricted and unrestricted cash balance decreased approximately $557.8 million to $2.1 billion at December 31, 2021. The cash movements can be summarized by the following:
•Cash flows from operating activities. For the year ended December 31, 2021, operating activities increased our cash balances by approximately $423.5 million, primarily driven by our financial results for the year.
•Cash flows from investing activities. For the year ended December 31, 2021, investing activities increased our cash balances by approximately $6.3 billion, primarily driven by proceeds from sales of and principal payments on AFS securities, offset by purchases of AFS securities and MSR.
•Cash flows from financing activities. For the year ended December 31, 2021, financing activities decreased our cash balance by approximately $7.3 billion, primarily driven by decreases in repurchase agreements as a result of sales of and principal payments on AFS securities.

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

Other Matters
We intend to conduct our business so as to maintain our exempt status under, and not to become regulated as, an investment company for purposes of the 1940 Act. If we failed to maintain our exempt status under the 1940 Act and became regulated as an investment company, our ability to, among other things, use leverage would be substantially reduced and, as a result, we would be unable to conduct our business as described in Item 1, “Business - Other Business - Regulation” of this Annual Report on Form 10-K. Accordingly, we monitor our compliance with both the 55% Test and the 80% Tests of the 1940 Act in order to maintain our exempt status. As of December 31, 2021, we determined that we maintained compliance with both the 55% Test and the 80% Test requirements.
We calculate that at least 75% of our assets were qualified REIT assets, as defined in the Code for the year ended December 31, 2021. We also calculate that our revenue qualified for the 75% source of income test and for the 95% source of income test rules for the year ended December 31, 2021. Consequently, we met the REIT income and asset tests. We also met all REIT requirements regarding the ownership of our common stock and the distribution of our net income. Therefore, for the year ended December 31, 2021, we believe that we qualified as a REIT under the Code.

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
LIBOR and other indices which had been deemed “benchmarks” for various commercial and financial contracts have been the subject of recent national, international, and other regulatory guidance and proposals for reform, and it appears likely that LIBOR will be phased out or the methodology for determining LIBOR will be modified by June 2023. We currently have agreements that are indexed to LIBOR and are monitoring related reform proposals and evaluating the related risks; however, it is not possible to predict the effects of any of these developments, and any future initiatives to regulate, reform or change the manner of administration of LIBOR could result in adverse consequences to the rate of interest payable and receivable on, market value of and market liquidity for LIBOR-based financial instruments. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Market Conditions and Outlook - LIBOR transition” for further discussion.
Subject to maintaining our qualification as a REIT, we engage in a variety of interest rate risk management techniques that seek to mitigate the influence of interest rate changes on the values of our assets. We may enter into a variety of derivative and non-derivative instruments to economically hedge interest rate risk or “duration mismatch (or gap)” by adjusting the duration of our floating-rate borrowings into fixed-rate borrowings to more closely match the duration of our assets. This particularly applies to borrowing agreements with maturities or interest rate resets of less than six months. Typically, the interest receivable terms (i.e., LIBOR, OIS or SOFR) of certain derivatives match the terms of the underlying debt, resulting in an effective conversion of the rate of the related borrowing agreement from floating to fixed. The objective is to manage the cash flows associated with current and anticipated interest payments on borrowings, as well as the ability to roll or refinance borrowings at the desired amount by adjusting the duration. To help manage the adverse impact of interest rate changes on the value of our portfolio as well as our cash flows, we may, at times, enter into various forward contracts, including short securities, TBAs, options, futures, swaps, caps, credit default swaps and total return swaps. In executing on our current interest rate risk management strategy, we have entered into TBAs, put and call options for TBAs, interest rate swap and swaption agreements and U.S. Treasury and Eurodollar futures. In addition, because MSR are negative duration assets, they provide a hedge to interest rate exposure on our Agency RMBS portfolio. In hedging interest rate risk, we seek to reduce the risk of losses on the value of our investments that may result from changes in interest rates in the broader markets, improve risk-adjusted returns and, where possible, obtain a favorable spread between the yield on our assets and the cost of our financing.
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
We perform interest rate sensitivity analyses on various measures of our financial results and condition by examining how our assets, financing, and hedges will perform in various interest rate “shock” scenarios. Two of these measures are presented below in more detail. The first measure is change in annualized net interest income over the next 12 months, including interest spread from our interest rate swaps and float income from custodial accounts associated with our MSR. The second measure is change in value of financial position, including the value of our derivative assets and liabilities. All changes in value are measured as the change from the December 31, 2021 financial position. All projected changes in annualized net interest income are measured as the change from the projected annualized net interest income based off current performance returns.
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

The following interest rate sensitivity table displays the potential impact of instantaneous, parallel changes in interest rates of +/- 25 and +/- 50 bps on annualized net interest income and portfolio value, based on our interest sensitive financial instruments at December 31, 2021. The preceding discussion shows that the results for the 25 bps move scenarios are the best representation of our interest rate exposure, followed by those for the 50 bps move scenarios. This hierarchy reflects our localized approach to managing interest rate risk: monitoring rates and rebalancing our hedges on a day to day basis, where rate moves only rarely exceed 25 bps in either direction.

	Changes in Interest Rates
(dollars in thousands)	-50 bps	-25 bps	+25 bps	+50 bps
Change in annualized net interest income (1):	$(8,777)	$(4,229)	$3,655	$7,381
% change in net interest income (1)	(4.4)%	(2.1)%	1.8%	3.7%
Change in value of financial position:
Available-for-sale securities	$49,639	$28,076	$(35,802)	$(79,717)
As a % of common equity	2.5%	1.4%	(1.8)%	(4.0)%
Mortgage servicing rights (2)	$(250,133)	$(114,470)	$103,076	$183,561
As a % of common equity (2)	(12.4)%	(5.6)%	5.1%	9.1%
Derivatives, net	$138,563	$75,018	$(84,127)	$(173,752)
As a % of common equity	6.9%	3.7%	(4.2)%	(8.6)%
Reverse repurchase agreements	$28	$14	$(14)	$(28)
As a % of common equity	—%	—%	—%	—%
Repurchase agreements	$(7,535)	$(3,767)	$3,767	$7,471
As a % of common equity	(0.4)%	(0.2)%	0.2%	0.4%
Revolving credit facilities	$(62)	$(31)	$31	$62
As a % of common equity	—%	—%	—%	—%
Term notes payable	$(1,054)	$(382)	$205	$335
As a % of common equity	(0.1)%	—%	—%	—%
Convertible senior notes	$(2,149)	$(1,075)	$1,039	$2,077
As a % of common equity	(0.1)%	(0.1)%	0.1%	0.1%
Total Net Assets	$(72,703)	$(16,617)	$(11,825)	$(59,991)
As a % of total assets	(0.6)%	(0.1)%	(0.1)%	(0.5)%
As a % of common equity	(3.6)%	(0.8)%	(0.6)%	(3.0)%
____________________
(1)Amounts include the effect of interest spread from our interest rate swaps and float income from custodial accounts associated with our MSR, but do not reflect any potential changes to dollar roll income associated with our TBA positions, which are accounted for as derivative instruments in accordance with U.S. GAAP.
(2)Includes the effect of unsettled MSR.

Certain assumptions have been made in connection with the calculation of the information set forth in the foregoing interest rate sensitivity table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at December 31, 2021. As discussed, the analysis utilizes assumptions and estimates based on our experience and judgment. Furthermore, future purchases and sales of assets could materially change our interest rate risk profile.
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
Certain mortgage loan forbearance programs were established in connection with the CARES Act. As the servicer of record for the MSR assets in our portfolio, we may be responsible for continuing to advance principal, interest, taxes and insurance on mortgage loans that are in forbearance, delinquency or default. Although the potential aggregate size of the servicing advance obligation is not known, at this time we believe we will be well positioned from a liquidity standpoint, through a combination of excess cash and financing facilities, to continue to make servicing advances in the future. Further, a significant number of borrowers, who were previously eligible for forbearance plan extensions, have reached or are reaching their terminal forbearance plan expiration. This has led to improvement in actual and projected forbearance; however, over time, delinquencies and defaults in our MSR portfolio could increase if borrowers who were in forbearance are unable to resume making their monthly mortgage payments.
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
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Two Harbors Investment Corp. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of comprehensive (loss) income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2022 expressed an unqualified opinion thereon.
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

Valuation of Level 3 Fair Value Measurement
Description of the Matter
At December 31, 2021, the Company held $2.2 billion of mortgage servicing rights (MSR) which are reported at fair value. As more fully described in Note 10 to the consolidated financial statements, the Company utilizes third-party pricing vendors in the fair value measurement of its MSR portfolio. Significant unobservable market data inputs inherent in the prices determined by the third-party pricing vendors include prepayment speeds, delinquency levels, option-adjusted spread, or OAS, and cost to service. Significant increases or decreases in these inputs in isolation may result in significantly lower or higher fair value measurements.
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
Minneapolis, Minnesota
February 28, 2022

TWO HARBORS INVESTMENT CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2021	December 31, 2020
ASSETS
Available-for-sale securities, at fair value (amortized cost $7,005,013 and $14,043,175, respectively; allowance for credit losses $14,238 and $22,528, respectively)	$7,161,703	$14,650,922
Mortgage servicing rights, at fair value	2,191,578	1,596,153
Cash and cash equivalents	1,153,856	1,384,764
Restricted cash	934,814	1,261,667
Accrued interest receivable	26,266	47,174
Due from counterparties	168,449	146,433
Derivative assets, at fair value	80,134	95,937
Reverse repurchase agreements	134,682	91,525
Other assets	262,823	241,346
Total Assets (1)	$12,114,305	$19,515,921
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Repurchase agreements	$7,656,445	$15,143,898
Revolving credit facilities	420,761	283,830
Term notes payable	396,776	395,609
Convertible senior notes	424,827	286,183
Derivative liabilities, at fair value	53,658	11,058
Due to counterparties	196,627	135,838
Dividends payable	72,412	65,480
Accrued interest payable	18,382	21,666
Commitments and contingencies (see Note 15)	—	—
Other liabilities	130,464	83,433
Total Liabilities (1)	9,370,352	16,426,995
Stockholders’ Equity:
Preferred stock, par value $0.01 per share; 100,000,000 shares authorized and 29,050,000 and 40,050,000 shares issued and outstanding, respectively ($726,250 and $1,001,250 liquidation preference, respectively)	702,550	977,501
Common stock, par value $0.01 per share; 700,000,000 shares authorized and 343,911,324 and 273,703,882 shares issued and outstanding, respectively	3,439	2,737
Additional paid-in capital	5,625,179	5,163,794
Accumulated other comprehensive income	186,346	641,601
Cumulative earnings	1,212,983	1,025,756
Cumulative distributions to stockholders	(4,986,544)	(4,722,463)
Total Stockholders’ Equity	2,743,953	3,088,926
Total Liabilities and Stockholders’ Equity	$12,114,305	$19,515,921
____________________
(1)The consolidated balance sheets include assets and liabilities of consolidated variable interest entities, or VIEs. At December 31, 2021 and December 31, 2020, assets of the VIEs totaled $454,596 and $496,810, and liabilities of the VIEs totaled $440,030 and $477,270, respectively. See Note 3 - Variable Interest Entities for additional information.

The accompanying notes are an integral part of these consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands, except share data)

	Year Ended
	December 31,
	2021	2020	2019
Interest income:
Available-for-sale securities	$167,310	$515,685	$962,283
Other	1,287	9,365	32,407
Total interest income	168,597	525,050	994,690
Interest expense:
Repurchase agreements	25,774	233,069	654,280
Revolving credit facilities	22,425	12,261	19,354
Term notes payable	12,936	14,974	10,708
Convertible senior notes	28,038	19,197	19,067
Federal Home Loan Bank advances	—	1,747	10,920
Total interest expense	89,173	281,248	714,329
Net interest income	79,424	243,802	280,361
Other-than-temporary impairments:
Total other-than-temporary impairment losses	—	—	(14,312)
Other income (loss):
Gain (loss) on investment securities	121,617	(999,859)	280,118
Servicing income	468,406	443,351	501,612
Loss on servicing asset	(114,941)	(935,697)	(697,659)
Gain (loss) on interest rate swap, cap and swaption agreements	42,091	(310,806)	(108,289)
(Loss) gain on other derivative instruments	(251,283)	90,023	259,998
Other (loss) income	(3,845)	1,422	337
Total other income (loss)	262,045	(1,711,566)	236,117
Expenses:
Management fees	—	31,738	60,102
Servicing expenses	86,250	94,266	74,607
Compensation and benefits	35,041	37,723	33,229
Other operating expenses	28,759	28,626	23,826
Restructuring charges	—	5,706	—
Total expenses	150,050	198,059	191,764
Income (loss) before income taxes	191,419	(1,665,823)	310,402
Provision for (benefit from) income taxes	4,192	(35,688)	(13,560)
Net income (loss)	187,227	(1,630,135)	323,962
Dividends on preferred stock	58,458	75,802	75,801
Net income (loss) attributable to common stockholders	$128,769	$(1,705,937)	$248,161
Basic earnings (loss) per weighted average common share	$0.43	$(6.24)	$0.93
Diluted earnings (loss) per weighted average common share	$0.43	$(6.24)	$0.93
Weighted average number of shares of common stock:
Basic	297,772,001	273,600,947	267,826,739
Diluted	298,043,538	273,600,947	267,826,739

The accompanying notes are an integral part of these consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME, continued
(in thousands, except share data)

	Year Ended
	December 31,
	2021	2020	2019
Comprehensive (loss) income:
Net income (loss)	$187,227	$(1,630,135)	$323,962
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on available-for-sale securities	(455,255)	(47,799)	578,583
Other comprehensive (loss) income	(455,255)	(47,799)	578,583
Comprehensive (loss) income	(268,028)	(1,677,934)	902,545
Dividends on preferred stock	58,458	75,802	75,801
Comprehensive (loss) income attributable to common stockholders	$(326,486)	$(1,753,736)	$826,744

The accompanying notes are an integral part of these consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Preferred Stock	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Earnings	Cumulative Distributions to Stockholders	Total Stockholders’ Equity
Balance, December 31, 2018	$977,501	$2,481	$4,809,616	$110,817	$2,332,371	$(3,978,297)	$4,254,489
Cumulative effect of adoption of new accounting principle	—	—	—	—	(442)	—	(442)
Adjusted balance, January 1, 2019	977,501	2,481	4,809,616	110,817	2,331,929	(3,978,297)	4,254,047
Net income	—	—	—	—	323,962	—	323,962
Other comprehensive income before reclassifications, net of tax	—	—	—	796,346	—	—	796,346
Amounts reclassified from accumulated other comprehensive income, net of tax	—	—	—	(217,763)	—	—	(217,763)
Other comprehensive income, net of tax	—	—	—	578,583	—	—	578,583
Issuance of common stock, net of offering costs	—	244	336,009	—	—	—	336,253
Repurchase of common stock	—	—	(19)	—	—	—	(19)
Preferred dividends declared	—	—	—	—	—	(75,801)	(75,801)
Common dividends declared	—	—	—	—	—	(455,721)	(455,721)
Non-cash equity award compensation	—	4	9,158	—	—	—	9,162
Balance, December 31, 2019	$977,501	$2,729	$5,154,764	$689,400	$2,655,891	$(4,509,819)	$4,970,466
Net loss	—	—	—	—	(1,630,135)	—	(1,630,135)
Other comprehensive income before reclassifications, net of tax	—	—	—	482,663	—	—	482,663
Amounts reclassified from accumulated other comprehensive income, net of tax	—	—	—	(530,462)	—	—	(530,462)
Other comprehensive loss, net of tax	—	—	—	(47,799)	—	—	(47,799)
Issuance of common stock, net of offering costs	—	—	372	—	—	—	372
Repurchase of common stock	—	(1)	(1,063)	—	—	—	(1,064)
Preferred dividends declared	—	—	—	—	—	(75,802)	(75,802)
Common dividends declared	—	—	—	—	—	(136,842)	(136,842)
Non-cash equity award compensation	—	9	9,721	—	—	—	9,730
Balance, December 31, 2020	$977,501	$2,737	$5,163,794	$641,601	$1,025,756	$(4,722,463)	$3,088,926
Net income	—	—	—	—	187,227	—	187,227
Other comprehensive loss before reclassifications, net of tax	—	—	—	(319,694)	—	—	(319,694)
Amounts reclassified from accumulated other comprehensive income, net of tax	—	—	—	(135,561)	—	—	(135,561)
Other comprehensive loss, net of tax	—	—	—	(455,255)	—	—	(455,255)
Redemption of preferred stock	(274,951)	—	—	—	—	—	(274,951)
Issuance of common stock, net of offering costs	—	700	449,902	—	—	—	450,602
Preferred dividends declared	—	—	—	—	—	(58,458)	(58,458)
Common dividends declared	—	—	—	—	—	(205,623)	(205,623)
Non-cash equity award compensation	—	2	11,483	—	—	—	11,485
Balance, December 31, 2021	$702,550	$3,439	$5,625,179	$186,346	$1,212,983	$(4,986,544)	$2,743,953

The accompanying notes are an integral part of these consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended
	December 31,
	2021	2020	2019
Cash Flows From Operating Activities:
Net income (loss)	$187,227	$(1,630,135)	$323,962
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of premiums and discounts on investment securities, net	228,344	238,840	167,097
Amortization of deferred debt issuance costs on term notes payable and convertible senior notes	2,999	2,336	1,680
Other-than-temporary impairment losses	—	—	14,312
Provision for credit losses on investment securities	9,763	58,440	—
Realized and unrealized (gains) losses on investment securities	(131,380)	941,419	(280,118)
Loss on servicing asset	114,941	935,697	697,659
Realized and unrealized (gains) losses on interest rate swaps, caps and swaptions	(27,830)	244,631	178,803
Unrealized gains on other derivative instruments	(5,217)	(25,530)	(34,745)
(Gains) losses on mortgage loans held-for-sale	(1,812)	(580)	669
Equity based compensation	11,485	9,730	9,162
Purchases of mortgage loans held-for-sale	(64,008)	—	—
Proceeds from sales of mortgage loans held-for-sale	65,772	9,001	16,806
Proceeds from repayment of mortgage loans held-for-sale	8	212	914
Net change in assets and liabilities:
Decrease (increase) in accrued interest receivable	20,908	45,460	(6,045)
Decrease (increase) in deferred income taxes, net	5,960	(40,267)	(24,912)
Decrease in accrued interest payable	(3,284)	(127,960)	(10,379)
Change in other operating assets and liabilities, net	9,634	(29,691)	1,772
Net cash provided by operating activities	423,510	631,603	1,056,637
Cash Flows From Investing Activities:
Purchases of available-for-sale securities	(2,494,603)	(7,120,871)	(24,656,050)
Proceeds from sales of available-for-sale securities	6,274,193	18,349,338	15,879,823
Principal payments on available-for-sale securities	3,147,647	4,239,445	3,599,834
Purchases of trading securities	—	(1,052,500)	—
Proceeds from sales of trading securities	—	1,053,477	—
Purchases of mortgage servicing rights, net of purchase price adjustments	(742,153)	(620,394)	(611,765)
Proceeds from (payments for) sales of mortgage servicing rights	31,787	(2,012)	(1,898)
Short sales (purchases) of derivative instruments, net	51,438	(29,286)	(76,752)
Proceeds from sales and settlement (payments for termination and settlement) of derivative instruments, net	40,012	(93,383)	(749,226)
Payments for reverse repurchase agreements	(1,174,883)	(2,208,977)	(2,056,825)
Proceeds from reverse repurchase agreements	1,131,726	2,337,452	2,598,640
Increase (decrease) in due to counterparties, net	38,773	48,921	(35,100)
Change in other investing assets and liabilities, net	10,000	2,508	31,575
Net cash provided by (used in) investing activities	$6,313,937	$14,903,718	$(6,077,744)
The accompanying notes are an integral part of these consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
(in thousands)

	Year Ended
	December 31,
	2021	2020	2019
Cash Flows From Financing Activities:
Proceeds from repurchase agreements	$29,934,379	$83,480,699	$236,071,952
Principal payments on repurchase agreements	(37,421,832)	(97,484,264)	(230,057,965)
Proceeds from revolving credit facilities	296,500	152,000	450,000
Principal payments on revolving credit facilities	(159,569)	(168,170)	(460,000)
Proceeds from issuance of term notes payable	—	—	393,920
Proceeds from issuance of convertible senior notes	279,930	—	—
Repurchase of convertible senior notes	(143,118)	—	—
Proceeds from Federal Home Loan Bank advances	—	585,000	160,000
Principal payments on Federal Home Loan Bank advances	—	(795,000)	(815,024)
Redemption of preferred stock	(274,951)	—	—
Proceeds from issuance of common stock, net of offering costs	450,602	372	336,253
Repurchase of common stock	—	(1,064)	(19)
Dividends paid on preferred stock	(63,661)	(75,802)	(75,801)
Dividends paid on common stock	(193,488)	(199,487)	(463,147)
Net cash (used in) provided by financing activities	(7,295,208)	(14,505,716)	5,540,169
Net (decrease) increase in cash, cash equivalents and restricted cash	(557,761)	1,029,605	519,062
Cash, cash equivalents and restricted cash at beginning of period	2,646,431	1,616,826	1,097,764
Cash, cash equivalents and restricted cash at end of period	$2,088,670	$2,646,431	$1,616,826
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$81,248	$404,261	$720,213
Cash (received) paid for taxes, net	$(23,322)	$9,574	$28,202
Noncash Activities:
Cumulative-effect adjustment to equity for adoption of new accounting principle	$—	$—	$442
Dividends declared but not paid at end of period	$72,412	$65,480	$128,125

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
In the first quarter of 2020, the Company experienced unprecedented market conditions as a result of the global COVID-19 pandemic, including unusually significant spread widening in both Agency RMBS and non-Agency securities. In response, the Company focused its efforts on raising excess liquidity and de-risking its portfolio. On March 25, 2020, the Company sold substantially all of its non-Agency securities in order to eliminate the risks posed by continued margin calls and ongoing funding concerns associated with the significant spread widening on these assets. The Company also sold approximately one-third of its Agency RMBS in order to reduce risk and raise cash to establish a strong defensive liquidity position to weather potential ongoing economic and market instability. Late in the first quarter of 2020, the U.S. Federal Reserve, or the Fed, committed to unlimited purchases of Agency RMBS. The Fed’s actions were successful in helping to stabilize that market; however, the resulting historic spread tightening in the first half of 2021 made investments in Agency RMBS less attractive. As a result, and in anticipation of an accelerated tapering of Fed purchases, the Company reduced its aggregate Agency RMBS/TBA position during the year ended December 31, 2021. In the ordinary course of business, management makes investment decisions and allocates capital in accordance with its views on the changing risk/reward dynamics in the market and in the Company’s portfolio. Going forward, management expects the Company’s capital to be fully allocated to its strategy of pairing Agency RMBS and MSR.
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
Available-for-Sale Securities, at Fair Value
The Company invests primarily in mortgage pass-through certificates, collateralized mortgage obligations and other residential mortgage-backed securities representing interests in or obligations backed by pools of mortgage loans issued by a U.S. government sponsored enterprise, or GSE, such as the Federal National Mortgage Association (or Fannie Mae) or the Federal Home Loan Mortgage Corporation (or Freddie Mac), or a U.S. government agency such as the Government National Mortgage Association (or Ginnie Mae) (collectively “Agency RMBS”). The Company also holds securities that are not issued by a GSE or U.S government agency, or non-Agency securities, and, from time to time, U.S. Treasuries.
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
On July 1, 2015, the Company elected the fair value option for Agency interest-only securities acquired on or after such date. On July 1, 2021, the Company elected the fair value option for non-Agency interest-only securities acquired on or after such date. All Agency interest-only securities acquired on or after July 1, 2015 and all non-Agency interest-only securities acquired on or after July 1, 2021 are carried at estimated fair value with changes in fair value recorded as a component of gain (loss) on investment securities in the consolidated statements of comprehensive (loss) income.
Fair value is determined under the guidance of Accounting Standards Codification (ASC) 820, Fair Value Measurements and Disclosures, or ASC 820. The Company determines the fair value of its RMBS that are issued or guaranteed as to principal and/or interest by a GSE or U.S. government agency, based upon prices obtained from third-party pricing vendors or broker quotes received using the bid price, which are both deemed indicative of market activity. In determining the fair value of its non-Agency securities, management judgment is used to arrive at fair value that considers prices obtained from third-party pricing vendors, broker quotes received and other applicable market data. If listed price data is not available or insufficient, then fair value is based upon internally developed models that are primarily based on observable market-based inputs but also include unobservable market data inputs. See Note 10 - Fair Value of these notes to the consolidated financial statements for details on fair value measurement.
Investment securities transactions are recorded on the trade date. The cost basis for realized gains and losses on sales of investment securities are determined on the first-in, first-out, or FIFO, method.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements
Interest income (i.e., gross yield/stated coupon) on securities is accrued based on the outstanding principal balance and their contractual terms. Premiums and discounts associated with Agency RMBS and non-Agency securities rated AA and higher at the time of purchase, are amortized and accreted, respectively, as an adjustment to interest income over the life of such securities using the contractual method under ASC 310-20, Nonrefundable Fees and Other Costs, which is applied at the individual security level based upon each security’s effective interest rate. The Company calculates each security’s effective interest rate at the time of purchase by solving for the discount rate that equates the present value of that security's remaining contractual cash flows, assuming no principal prepayments, to its purchase price. When applying the contractual effective interest method, as principal prepayments occur, an amount of the unamortized premium or discount is recognized in interest income such that the contractual effective interest rate on the remaining security balance is unaffected.
Discounts associated with non-Agency securities that were purchased at a discount to par value and were rated below AA at the time of purchase and Agency and non-Agency interest-only securities that can be contractually prepaid or otherwise settled in such a way that the Company would not recover substantially all of its recorded investment are accreted as an adjustment to interest income over the life of such securities using the prospective method under ASC 325-40, Investments - Other: Beneficial Interests in Securitized Financial Assets, which is applied at the individual security level based upon each security’s effective interest rate. At the time of acquisition, the security’s effective interest rate is calculated by solving for the single discount rate that equates the present value of the Company’s best estimate of the amount and timing of the cash flows expected to be collected from the security to its purchase price. On at least a quarterly basis, the Company reviews and, if appropriate, makes adjustments to its cash flow projections based on input and analysis received from external sources, internal models, and its judgment about interest rates, prepayment rates, the timing and amount of credit losses, and other factors. Changes in cash flows from those originally projected, or from those estimated at the last evaluation, may result in a prospective change in the effective interest rate and interest income recognized on such securities.
Actual maturities of the AFS securities are affected by the contractual lives of the associated mortgage collateral, periodic payments of principal, and prepayments of principal. Therefore actual maturities of AFS securities are generally shorter than stated contractual maturities. Stated contractual maturities are generally greater than ten years.
Following the adoption of Accounting Standards Update (ASU) No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, on January 1, 2020 (refer to “Recently Issued and/or Adopted Accounting Standards” below for additional information about the standard and the Company’s adoption), the Company uses a discounted cash flow method to estimate and recognize an allowance for credit losses on both Agency and non-Agency AFS securities that are not accounted for under the fair value option. The initial estimated allowance for credit losses was equal to the difference between the prepayment adjusted contractual cash flows with no credit losses and the prepayment adjusted expected cash flows with credit losses, discounted at the effective interest rate on the AFS security that was in effect upon adoption of the standard. The contractual cash flows and expected cash flows are based on management’s best estimate and take into consideration current prepayment assumptions, lifetime expected losses based on past loss experience, current market conditions, and reasonable and supportable forecasts of future conditions. The allowance for credit losses on Agency AFS securities relates to prepayment assumption changes on interest-only Agency RMBS. The initial allowance for credit losses caused an increase in the AFS security amortized cost and recognized an allowance for credit losses in the same amount. Subsequent adverse or favorable changes in the allowance for credit losses are recognized immediately in earnings as a provision for or reduction in credit losses (within gain (loss) on investment securities). Adverse changes are reflected as an increase to the allowance for credit losses and favorable changes are reflected as a decrease to the allowance for credit losses. The allowance for credit losses is limited to the difference between the beneficial interest’s fair value and its amortized cost, and any remaining adverse changes in these circumstances are reflected as a prospective adjustment to accretable yield. If the allowance for credit losses has been reduced to zero, the remaining favorable changes are reflected as a prospective adjustment to accretable yield. The Company does not adjust the effective interest rate in subsequent periods for prepayment assumption changes or variable-rate changes. Any changes in the allowance for credit losses due to the time-value-of-money are accounted for in the consolidated statements of comprehensive (loss) income as provision for credit losses rather than a reduction to interest income. Any portion of the AFS securities that is deemed uncollectible results in a write-off of the uncollectible amortized cost with a corresponding reduction to the allowance for credit losses. Recoveries of amounts previously written off results in an increase to the allowance for credit losses.

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
MSR are reported at fair value on the consolidated balance sheets. Although MSR transactions are observable in the marketplace, the valuation includes unobservable market data inputs (prepayment speeds; delinquency levels; option-adjusted spread, or OAS, which represents the incremental spread added to the risk-free rate to reflect the effects of any embedded options and other risk inherent in MSR; and cost to service). Changes in the fair value of MSR as well as servicing fee income and servicing expenses are reported on the consolidated statements of comprehensive (loss) income.
Cash and Cash Equivalents
Cash and cash equivalents include cash held in bank accounts and cash held in money market funds on an overnight basis.
Restricted Cash
Restricted cash represents cash balances the Company is required to maintain with counterparties for securities and derivatives trading activity, servicing activities and collateral for the Company’s borrowings. Also included is the cash balance held pursuant to a letter of credit on the New York office lease. Cash balances required to be maintained with counterparties are not available to the Company for general corporate purposes, but may be applied against amounts due to security, derivative, servicing or financing counterparties or returned to the Company when collateral requirements are exceeded, or at the maturity of the derivative or financing arrangement.
Accrued Interest Receivable
Accrued interest receivable represents interest that is due and payable to the Company. Cash interest is generally received within 30 days of recording the receivable.
Due from/to Counterparties, net
Due from counterparties includes cash held by counterparties for payment of principal and interest as well as cash held by counterparties for securities and derivatives trading activity, servicing activities and collateral for the Company’s borrowings but represents excess capacity and deemed unrestricted and a receivable from the counterparty as of the balance sheet date. Due from counterparties also includes cash receivable from counterparties for sales of MSR pending final transfer and settlement. Due to counterparties includes cash payable by the Company upon settlement of trade positions as well as cash deposited to and held by the Company for securities and derivatives trading activity, servicing activities and collateral for the Company’s borrowings but represents a payable to the counterparty as of the balance sheet date. Due to counterparties also includes purchase price holdbacks on MSR acquisitions for early prepayment or default provisions, collateral exceptions and other contractual terms.
Derivative Financial Instruments, at Fair Value
In accordance with ASC 815, Derivatives and Hedging, or ASC 815, all derivative financial instruments, whether designated for hedging relationships or not, are recorded on the consolidated balance sheets as assets or liabilities and carried at fair value.
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
Repurchase Agreements
The Company may finance certain of its investment securities and MSR through the use of repurchase agreements. These repurchase agreements are generally short-term debt, which expire within one year. At times, certain of the Company’s repurchase agreements may have contractual terms of greater than one year, and, thus, would be considered long-term debt. Borrowings under repurchase agreements generally bear interest rates based on an index plus a spread and are generally uncommitted. The repurchase agreements are treated as collateralized financing transactions and are carried at their contractual amounts, as specified in the respective agreements.
Revolving Credit Facilities
To finance MSR assets and related servicing advance obligations, the Company enters into revolving credit facilities collateralized by the value of the MSR and/or servicing advances pledged. Borrowings under these revolving credit facilities that expire within one year are considered short-term debt. As of December 31, 2021, the Company’s revolving credit facilities that had contractual terms of greater than one year were considered long-term debt. The Company’s revolving credit facilities generally bear interest rates based on an index plus a spread. Borrowings under revolving credit facilities are treated as collateralized financing transactions and are carried at contractual amounts, as specified in the respective agreements.
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
Deferred tax assets generally represent items that may be used as a tax deduction in a tax return in future years for which the Company has already recognized the tax benefit for U.S. GAAP purposes. The Company estimates, based on existence of sufficient evidence, the ability to realize the remainder of any deferred tax asset its TRSs recognize. Any adjustments to such estimates will be made in the period such determination is made. Deferred tax liabilities generally represent tax expense for which payment has been deferred or expense has already been taken as a deduction on the Company’s tax return but has not yet been recognized as an expense for U.S. GAAP purposes. The Company’s deferred tax assets and/or liabilities are generated solely by differences in GAAP net income (loss) and taxable income (loss) at our taxable subsidiaries. U.S. GAAP and tax differences in the REIT may create additional deferred tax assets and/or liabilities to the extent the Company does not distribute all of its taxable income.
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
Expenses
Expenses on the consolidated statements of comprehensive (loss) income typically consist of management fees, servicing expenses generally related to the subservicing of MSR, compensation and benefits and other operating expenses. Prior to the termination of the Management Agreement on August 14, 2020, management fees were payable to PRCM Advisers under the agreement. The management fee was calculated based on the Company’s stockholders’ equity with certain adjustments outlined in the management agreement (see Note 21 - Related Party Transactions for further detail). Also prior to the termination of the Management Agreement, included in compensation and benefits and other operating expenses were direct and allocated costs incurred by PRCM Advisers on the Company’s behalf and reimbursed by the Company. Included in these reimbursed costs was (a) the Company’s allocable share of the compensation paid by PRCM Advisers to its personnel serving as the Company’s principal financial officer and general counsel and personnel employed by PRCM Advisers as in-house legal, tax, accounting, consulting, auditing, administrative, information technology, valuation, computer programming and development and back-office resources to the Company, (b) any amounts for personnel of PRCM Advisers’ affiliates arising under a shared facilities and services agreement, and (c) certain costs allocated to the Company by PRCM Advisers for data services and technology. Subsequent to the transition to self-management, the Company no longer pays a management fee to, or reimburses the expenses of, PRCM Advisers. Expenses for which the Company previously reimbursed PRCM Advisers are now borne directly by the Company. The Company is also now responsible for the cash compensation and employee benefits of the Company’s Chief Executive Officer, Chief Investment Officer and investment professionals, which were previously the responsibility of PRCM Advisers. Prior to the termination of the Management Agreement, the Company was only responsible for the equity compensation paid to such individuals.

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
Earnings Per Share
The Company’s common stock, par value and shares issued and outstanding, includes issued and unvested shares of restricted common stock, which have full rights to the common stock dividend declarations of the Company. Common shares underlying certain other equity-based awards granted by the Company are not included in common stock until the awards vest. If these awards have non-forfeitable dividend participation rights, they are considered participating securities in the calculations of basic and diluted earnings (loss) per share.
Basic earnings (loss) per share is computed by dividing net income (loss) attributable to common stockholders, less income allocated to participating securities pursuant to the two-class method, by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing basic net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period, further adjusted for the dilutive effect, if any, of share-based payment awards and the assumed conversion of convertible notes into common shares.
Unvested equity-based awards are included in the calculation of diluted earnings (loss) per share under either the two-class method or the treasury stock method, depending upon which method produces the more dilutive result. The two-class method is an earnings allocation formula under which earnings (loss) per share is calculated for common stock and participating securities according to dividends declared and participating rights in undistributed earnings. Under this method, all earnings (distributed and undistributed) are allocated between participating securities and common shares based on their respective rights to receive dividends or dividend equivalents. Under the treasury stock method, common equivalent shares are calculated assuming that any share-based payment awards vest according to their respective agreements and unrecognized compensation cost is used to repurchase shares of the Company’s outstanding common stock at the average market price during the reported period. Under the if-converted method, the assumed conversion of each convertible note into common shares is calculated by adding back the respective periodic interest expense (net of any tax effects) associated with dilutive convertible notes to net income (loss) attributable to common stockholders and adding the shares issued in an assumed conversion to the diluted weighted average share count.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements
Facilitation of the Effects of Reference Rate Reform on Financial Reporting
London Interbank Offered Rate, or LIBOR, has been used extensively in the U.S. and globally as a “benchmark” or “reference rate” for various commercial and financial contracts, including corporate and municipal bonds and loans, floating rate mortgages, asset-backed securities, consumer loans, and interest rate swaps and other derivatives. On March 5, 2021, Intercontinental Exchange Inc. announced that ICE Benchmark Administration Limited, the administrator of LIBOR, intends to stop publication of the majority of USD-LIBOR tenors on June 30, 2023. In the U.S., the Alternative Reference Rates Committee, or ARRC, has identified the Secured Overnight Financing Rate, or SOFR, as its preferred alternative rate for U.S. dollar-based LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. The ARRC has proposed a paced market transition plan to SOFR, and various organizations are currently working on industry wide and company-specific transition plans as it relates to derivatives and cash markets exposed to LIBOR.
In March 2020, the FASB issued ASU No. 2020-04, which provides temporary optional expedients and exceptions on accounting for contract modifications and hedging relationships in anticipation of the replacement of the LIBOR with another reference rate. The guidance also provides a one-time election to sell held-to-maturity debt securities or to transfer such securities to the available-for-sale or trading category. The Company has material contracts that are indexed to USD-LIBOR and is monitoring this activity, evaluating the related risks and the Company’s exposure, and has already amended terms to transition to an alternative benchmark, where necessary. All of the Company’s financing arrangements and derivative instruments that incorporate LIBOR as the referenced rate either mature prior to the phase out of LIBOR or have provisions in place that provide for an alternative to LIBOR upon its phase-out. Additionally, each series of the Company’s fixed-to-floating preferred stock that becomes callable at the time the stock begins to pay a LIBOR-based rate has existing LIBOR cessation fallback language. The ASU was effective immediately for all entities and expires after December 31, 2022. The Company’s adoption of this ASU did not have an impact on the Company’s financial condition, results of operations or financial statement disclosures.
Issuer’s Accounting for Debt and Equity Instruments
In August 2020, the FASB issued ASU No. 2020-06 to simplify an issuer’s accounting for convertible instruments and its application of the derivatives scope exception for contracts in its own equity. Under the new guidance, only conversion features associated with a convertible debt instrument issued at a substantial premium and those that are considered embedded derivatives in accordance with derivatives guidance will be accounted for separate from the convertible instrument. Additionally, for contracts in an entity’s own equity, the new guidance eliminates some of the requirements for equity classification. The guidance also addresses how convertible instruments are accounted for in the diluted earnings per share calculation and requires enhanced disclosures about the terms of convertible instruments and contracts in an entity’s own equity. The ASU is effective for annual periods, and interim periods within those annual periods, beginning on or after December 15, 2021, with early adoption permitted. The early adoption of the ASU’s guidance results in the Company accounting for a convertible debt instrument without separately presenting in stockholders’ equity an embedded conversion feature. The Company accounts for a convertible debt instrument wholly as debt unless (a) a convertible instrument contains features that require bifurcation as a derivative under ASC 815, Derivatives and Hedging, or ASC 815, or (b) a convertible debt instrument was issued at a substantial premium. The Company’s early adoption of this ASU did not have an impact on the Company’s financial condition, results of operations or financial statement disclosures.

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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements
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
The following table presents a summary of the assets and liabilities of all consolidated trusts as reported on the consolidated balance sheets as of December 31, 2021 and December 31, 2020:

(in thousands)	December 31, 2021	December 31, 2020
Note receivable (1)	$396,776	$395,609
Restricted cash	23,892	72,530
Accrued interest receivable (1)	161	131
Other assets	33,767	28,540
Total Assets	$454,596	$496,810
Term notes payable	$396,776	$395,609
Revolving credit facilities	19,200	9,000
Accrued interest payable	216	156
Other liabilities	23,838	72,505
Total Liabilities	$440,030	$477,270
____________________
(1)Receivables due from a wholly owned subsidiary of the Company to the trusts are eliminated in consolidation in accordance with U.S. GAAP.

Note 4. Available-for-Sale Securities, at Fair Value
The Company holds both Agency and non-Agency AFS investment securities which are carried at fair value on the consolidated balance sheets. The following table presents the Company’s AFS investment securities by collateral type as of December 31, 2021 and December 31, 2020:

(in thousands)	December 31, 2021	December 31, 2020
Agency:
Federal National Mortgage Association	$5,040,988	$11,486,658
Federal Home Loan Mortgage Corporation	1,922,809	2,837,103
Government National Mortgage Association	185,602	314,130
Non-Agency	12,304	13,031
Total available-for-sale securities	$7,161,703	$14,650,922

At December 31, 2021 and December 31, 2020, the Company pledged AFS securities with a carrying value of $7.0 billion and $14.6 billion, respectively, as collateral for repurchase agreements. See Note 11 - Repurchase Agreements.
At December 31, 2021 and December 31, 2020, the Company did not have any securities purchased from and financed with the same counterparty that did not meet the conditions of ASC 860, Transfers and Servicing, to be considered linked transactions and, therefore, classified as derivatives.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements
The Company is not required to consolidate variable interest entities, or VIEs, for which it has concluded it does not have both the power to direct the activities of the VIEs that most significantly impact the entities’ performance, and the obligation to absorb losses or the right to receive benefits of the entities that could be significant. The Company’s investments in these unconsolidated VIEs include all non-Agency securities, which are classified within available-for-sale securities, at fair value on the consolidated balance sheets. As of December 31, 2021 and December 31, 2020, the carrying value, which also represents the maximum exposure to loss, of all non-Agency securities in unconsolidated VIEs was $12.3 million and $13.0 million, respectively.
The following tables present the amortized cost and carrying value of AFS securities by collateral type as of December 31, 2021 and December 31, 2020:

	December 31, 2021
(in thousands)	Principal/ Current Face	Un-amortized Premium	Accretable Purchase Discount	Amortized Cost	Allowance for Credit Losses	Unrealized Gain	Unrealized Loss	Carrying Value
Agency:
Principal and interest	$6,411,363	$270,699	$(12)	$6,682,050	$—	$171,308	$(4,855)	$6,848,503
Interest-only	3,198,447	305,577	—	305,577	(12,851)	20,699	(12,529)	300,896
Total Agency	9,609,810	576,276	(12)	6,987,627	(12,851)	192,007	(17,384)	7,149,399
Non-Agency	1,940,815	16,533	(27)	17,386	(1,387)	33	(3,728)	12,304
Total	$11,550,625	$592,809	$(39)	$7,005,013	$(14,238)	$192,040	$(21,112)	$7,161,703

	December 31, 2020
(in thousands)	Principal/ Current Face	Un-amortized Premium	Accretable Purchase Discount	Amortized Cost	Allowance for Credit Losses	Unrealized Gain	Unrealized Loss	Carrying Value
Agency:
Principal and interest	$13,103,355	$605,253	$(14)	$13,708,594	$—	$629,079	$(420)	$14,337,253
Interest-only	3,649,556	315,876	—	315,876	(17,889)	15,680	(13,029)	300,638
Total Agency	16,752,911	921,129	(14)	14,024,470	(17,889)	644,759	(13,449)	14,637,891
Non-Agency	2,095,365	16,408	(36)	18,705	(4,639)	109	(1,144)	13,031
Total	$18,848,276	$937,537	$(50)	$14,043,175	$(22,528)	$644,868	$(14,593)	$14,650,922

The following table presents the Company’s AFS securities according to their estimated weighted average life classifications as of December 31, 2021:

	December 31, 2021
(in thousands)	Agency	Non-Agency	Total
< 1 year	$2,367	$—	$2,367
≥ 1 and < 3 years	91,141	1,335	92,476
≥ 3 and < 5 years	3,572,838	1,364	3,574,202
≥ 5 and < 10 years	3,482,051	9,605	3,491,656
≥ 10 years	1,002	—	1,002
Total	$7,149,399	$12,304	$7,161,703

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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements
The following tables present the changes for the years ended December 31, 2021 and 2020 in the allowance for credit losses on Agency and non-Agency AFS securities:

	Year Ended			Year Ended
	December 31, 2021			December 31, 2020
(in thousands)	Agency	Non-Agency	Total	Agency	Non-Agency	Total
Allowance for credit losses at beginning of period	$(17,889)	$(4,639)	$(22,528)	$—	$(244,876)	$(244,876)
Additions on securities for which credit losses were not previously recorded	(190)	(4,365)	(4,555)	(32,931)	(11,428)	(44,359)
Reductions for securities sold	—	—	—	—	246,792	246,792
Decrease (increase) on securities with previously recorded credit losses	(4,542)	(666)	(5,208)	385	(14,466)	(14,081)
Write-offs	9,770	8,283	18,053	14,657	21,874	36,531
Recoveries of amounts previously written off	—	—	—	—	(2,535)	(2,535)
Allowance for credit losses at end of period	$(12,851)	$(1,387)	$(14,238)	$(17,889)	$(4,639)	$(22,528)

The following tables present the components comprising the carrying value of AFS securities for which an allowance for credit losses has not been recorded by length of time that the securities had an unrealized loss position as of December 31, 2021 and December 31, 2020 (subsequent to the adoption of Topic 326). At December 31, 2021 and December 31, 2020, the Company held 756 and 823 AFS securities, respectively; of the securities for which an allowance for credit losses has not been recorded, 45 and 13 were in an unrealized loss position for less than twelve consecutive months and 0 and 13 were in an unrealized loss position for more than twelve consecutive months, respectively.

	December 31, 2021
	Unrealized Loss Position for
	Less than 12 Months		12 Months or More		Total
(in thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Agency	$2,371,216	$(12,031)	$—	$—	$2,371,216	$(12,031)
Non-Agency	9,613	(1,230)	—	—	9,613	(1,230)
Total	$2,380,829	$(13,261)	$—	$—	$2,380,829	$(13,261)

	December 31, 2020
	Unrealized Loss Position for
	Less than 12 Months		12 Months or More		Total
(in thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Agency	$367,660	$(1,705)	$24,006	$(4,454)	$391,666	$(6,159)
Non-Agency	—	—	—	—	—	—
Total	$367,660	$(1,705)	$24,006	$(4,454)	$391,666	$(6,159)

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
Realized Gains and Losses
Gains and losses from the sale of AFS securities are recorded as realized gains (losses) within gain (loss) on investment securities in the Company’s consolidated statements of comprehensive (loss) income. The following table presents details around sales of AFS securities during the years ended December 31, 2021, 2020 and 2019:

	Year Ended
	December 31,
(in thousands)	2021	2020	2019
Proceeds from sales of available-for-sale securities	$6,274,193	$18,349,338	$15,879,823
Amortized cost of available-for-sale securities sold	(6,137,824)	(19,273,667)	(15,595,809)
Total realized gains (losses) on sales, net	$136,369	$(924,329)	$284,014

Gross realized gains	$167,269	$337,360	$408,861
Gross realized losses	(30,900)	(1,261,689)	(124,847)
Total realized gains (losses) on sales, net	$136,369	$(924,329)	$284,014

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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements
The following table summarizes activity related to MSR for the years ended December 31, 2021, 2020 and 2019.

	Year Ended
	December 31,
(in thousands)	2021	2020	2019
Balance at beginning of period	$1,596,153	$1,909,444	$1,993,440
Purchases of mortgage servicing rights	777,305	623,284	627,815
Sales of mortgage servicing rights	(43,411)	1,976	2,306
Changes in fair value due to:
Changes in valuation inputs or assumptions used in the valuation model (1)	562,843	(396,900)	(390,149)
Other changes in fair value (2)	(666,160)	(538,761)	(307,918)
Other changes (3)	(35,152)	(2,890)	(16,050)
Balance at end of period (4)	$2,191,578	$1,596,153	$1,909,444
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

At December 31, 2021 and December 31, 2020, the Company pledged MSR with a carrying value of $2.1 billion and $1.1 billion, respectively, as collateral for repurchase agreements, revolving credit facilities and term notes payable. See Note 11 - Repurchase Agreements, Note 12 - Revolving Credit Facilities and Note 13 - Term Notes Payable.
As of December 31, 2021 and December 31, 2020, the key economic assumptions and sensitivity of the fair value of MSR to immediate 10% and 20% adverse changes in these assumptions were as follows:

(dollars in thousands, except per loan data)	December 31, 2021	December 31, 2020
Weighted average prepayment speed:	12.9%	19.4%
Impact on fair value of 10% adverse change	$(110,222)	$(121,973)
Impact on fair value of 20% adverse change	$(210,406)	$(229,676)
Weighted average delinquency:	1.3%	2.2%
Impact on fair value of 10% adverse change	$(3,470)	$(2,038)
Impact on fair value of 20% adverse change	$(6,947)	$(4,161)
Weighted average option-adjusted spread:	4.7%	4.8%
Impact on fair value of 10% adverse change	$(42,188)	$(28,678)
Impact on fair value of 20% adverse change	$(82,126)	$(56,211)
Weighted average per loan annual cost to service:	$66.76	$68.27
Impact on fair value of 10% adverse change	$(25,919)	$(21,708)
Impact on fair value of 20% adverse change	$(51,911)	$(43,527)

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
Mortgage Servicing Income
The following table presents the components of servicing income recorded on the Company’s consolidated statements of comprehensive (loss) income for the years ended December 31, 2021, 2020 and 2019:

	Year Ended
	December 31,
(in thousands)	2021	2020	2019
Servicing fee income	$461,381	$416,936	$436,587
Ancillary and other fee income	2,436	1,945	1,801
Float income	4,589	24,470	63,224
Total	$468,406	$443,351	$501,612

Mortgage Servicing Advances
As the servicer of record for the MSR assets, the Company may be required to advance principal and interest payments to security holders, and intermittent tax and insurance payments to local authorities and insurance companies on mortgage loans that are in forbearance, delinquency or default. The Company is responsible for funding these advances, potentially for an extended period of time, before receiving reimbursement from Fannie Mae and Freddie Mac. Servicing advances are priority cash flows in the event of a loan principal reduction or foreclosure and ultimate liquidation of the real estate-owned property, thus making their collection reasonably assured. These servicing advances totaled $130.6 million and $80.9 million and were included in other assets on the consolidated balance sheets as of December 31, 2021 and December 31, 2020, respectively. At December 31, 2021 and December 31, 2020, mortgage loans in 60+ day delinquent status (whether or not subject to forbearance) accounted for approximately 1.3% and 3.2%, respectively, of the aggregate principal balance of loans for which the Company had servicing advance funding obligations.
During the year ended December 31, 2020, the Company entered into a new revolving credit facility to finance its servicing advance obligations. At December 31, 2021 and December 31, 2020, the Company had pledged servicing advances with a carrying value of $33.8 million and $28.5 million, respectively, as collateral for this revolving credit facility. See Note 12 - Revolving Credit Facilities.
Serviced Mortgage Assets
The Company’s total serviced mortgage assets consist of residential mortgage loans underlying its MSR assets, off-balance sheet residential mortgage loans owned by other entities for which the Company acts as servicing administrator and other assets. The following table presents the number of loans and unpaid principal balance of the mortgage assets for which the Company manages the servicing as of December 31, 2021 and December 31, 2020:

	December 31, 2021		December 31, 2020
(dollars in thousands)	Number of Loans	Unpaid Principal Balance	Number of Loans	Unpaid Principal Balance
Mortgage servicing rights	796,205	$193,770,566	781,905	$177,861,483
Residential mortgage loans	868	519,270	1,674	1,067,500
Other assets	2	40	—	—
Total serviced mortgage assets	797,075	$194,289,876	783,579	$178,928,983

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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements
The following table presents the Company’s restricted cash balances as of December 31, 2021 and December 31, 2020:

(in thousands)	December 31, 2021	December 31, 2020
Restricted cash balances held by trading counterparties:
For securities trading activity	$23,800	$44,800
For derivatives trading activity	136,271	70,600
For servicing activities	26,704	19,768
As restricted collateral for borrowings	747,979	1,126,439
Total restricted cash balances held by trading counterparties	934,754	1,261,607
Restricted cash balance pursuant to letter of credit on office lease	60	60
Total	$934,814	$1,261,667

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the Company’s consolidated balance sheets as of December 31, 2021 and December 31, 2020 that sum to the total of the same such amounts shown in the statements of cash flows:

(in thousands)	December 31, 2021	December 31, 2020
Cash and cash equivalents	$1,153,856	$1,384,764
Restricted cash	934,814	1,261,667
Total cash, cash equivalents and restricted cash	$2,088,670	$2,646,431

Note 7. Derivative Instruments and Hedging Activities
The Company enters into a variety of derivative and non-derivative instruments in connection with its risk management activities. The primary objective for executing these derivative and non-derivative instruments is to mitigate the Company’s economic exposure to future events that are outside its control, principally cash flow volatility associated with interest rate risk (including associated prepayment risk). Specifically, the Company enters into derivative and non-derivative instruments to economically hedge interest rate risk or “duration mismatch (or gap)” by adjusting the duration of its floating-rate borrowings into fixed-rate borrowings to more closely match the duration of its assets. This particularly applies to floating-rate borrowing agreements with maturities or interest rate resets of less than six months. Typically, the interest receivable terms (e.g., LIBOR, Overnight Index Swap Rate, or OIS, or Secured Overnight Financing Rate, or SOFR) of certain derivatives match the terms of the underlying debt, resulting in an effective conversion of the rate of the related borrowing agreement from floating to fixed. The objective is to manage the cash flows associated with current and anticipated interest payments on borrowings, as well as the ability to roll or refinance borrowings at the desired amount by adjusting the duration.
To help manage the adverse impact of interest rate changes on the value of the Company’s portfolio as well as its cash flows, the Company may, at times, enter into various forward contracts, including short securities, TBAs, options, futures, swaps, caps and total return swaps. In executing on the Company’s current risk management strategy, the Company has entered into TBAs, put and call options for TBAs, interest rate swap and swaption agreements and U.S. Treasury and Eurodollar futures. The Company has also entered into a number of non-derivative instruments to manage interest rate risk, principally MSR and interest-only securities (see discussion below).
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
The following tables present the gross fair value and notional amounts of the Company’s derivative financial instruments treated as trading derivatives as of December 31, 2021 and December 31, 2020:

	December 31, 2021
	Derivative Assets		Derivative Liabilities
(in thousands)	Fair Value	Notional	Fair Value	Notional
Inverse interest-only securities	$41,367	$247,101	$—	$—
Interest rate swap agreements	—	20,387,300	—	—
Swaptions, net	—	—	(51,743)	(1,761,000)
TBAs	3,405	3,523,000	(1,915)	593,000
U.S. Treasury and Eurodollar futures, net	35,362	(5,829,600)	—	—
Total	$80,134	$18,327,801	$(53,658)	$(1,168,000)

	December 31, 2020
	Derivative Assets		Derivative Liabilities
(in thousands)	Fair Value	Notional	Fair Value	Notional
Inverse interest-only securities	$62,200	$318,162	$—	$—
Interest rate swap agreements	—	—	—	12,646,341
Swaptions, net	—	—	(596)	3,750,000
TBAs	30,062	7,700,000	(10,462)	(2,503,000)
U.S. Treasury futures, net	3,675	2,021,100	—	—
Total	$95,937	$10,039,262	$(11,058)	$13,893,341

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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements
The following table summarizes the location and amount of gains and losses on derivative instruments reported in the consolidated statements of comprehensive (loss) income:

Derivative Instruments	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		Year Ended
(in thousands)		December 31,
		2021	2020	2019
Interest rate risk management:
TBAs	(Loss) gain on other derivative instruments	$(193,479)	$60,798	$214,414
Short U.S. Treasuries	(Loss) gain on other derivative instruments	—	—	(6,801)
U.S. Treasury and Eurodollar futures	(Loss) gain on other derivative instruments	(49,213)	18,143	44,474
Put and call options for TBAs	(Loss) gain on other derivative instruments	(5,683)	—	(7,666)
Interest rate swaps - Payers	Gain (loss) on interest rate swap, cap and swaption agreements	92,317	(1,128,788)	(637,307)
Interest rate swaps - Receivers	Gain (loss) on interest rate swap, cap and swaption agreements	(66,828)	879,289	461,801
Swaptions	Gain (loss) on interest rate swap, cap and swaption agreements	16,602	(61,307)	74,901
Interest rate caps	Gain (loss) on interest rate swap, cap and swaption agreements	—	—	(7,684)
Markit IOS total return swaps	(Loss) gain on other derivative instruments	—	(2,430)	(1,213)
Non-risk management:
Inverse interest-only securities	(Loss) gain on other derivative instruments	(2,908)	13,512	16,790
Total		$(209,192)	$(220,783)	$151,709

For the years ended December 31, 2021, 2020 and 2019, the Company recognized $14.3 million of income, $66.2 million of expense, and $70.5 million of income, respectively, for the accrual and/or settlement of the net interest expense associated with its interest rate swaps and caps. The income resulted from paying either a fixed interest rate or a floating interest rate (LIBOR, OIS or SOFR) and receiving either a floating interest rate (LIBOR, OIS or SOFR) or a fixed interest rate on an average $15.9 billion, $27.1 billion and $40.0 billion notional, respectively.
The following tables present information with respect to the volume of activity in the Company’s derivative instruments during the years ended December 31, 2021 and 2020:

	Year Ended December 31, 2021
(in thousands)	Beginning of Period Notional Amount	Additions	Settlement, Termination, Expiration or Exercise	End of Period Notional Amount	Average Notional Amount	Realized Gain (Loss), net (1)
Inverse interest-only securities	$318,162	$—	$(71,061)	$247,101	$282,380	$(398)
Interest rate swap agreements	12,646,341	10,107,476	(2,366,517)	20,387,300	15,870,590	(5,778)
Swaptions, net	3,750,000	(2,871,000)	(2,640,000)	(1,761,000)	(428,586)	8,147
TBAs, net	5,197,000	90,927,000	(92,008,000)	4,116,000	6,538,666	(175,368)
Put and call options for TBAs, net	—	1,500,000	(1,500,000)	—	267,123	(5,683)
U.S. Treasury and Eurodollar futures	2,021,100	7,447,600	(15,298,300)	(5,829,600)	(2,197,734)	(80,867)
Total	$23,932,603	$107,111,076	$(113,883,878)	$17,159,801	$20,332,439	$(259,947)

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

	Year Ended December 31, 2020
(in thousands)	Beginning of Period Notional Amount	Additions	Settlement, Termination, Expiration or Exercise	End of Period Notional Amount	Average Notional Amount	Realized Gain (Loss), net (1)
Inverse interest-only securities	$397,137	$—	$(78,975)	$318,162	$360,000	$(116)
Interest rate swap agreements	39,702,470	56,867,740	(83,923,869)	12,646,341	27,137,669	(334,458)
Swaptions, net	1,257,000	6,767,000	(4,274,000)	3,750,000	2,188,661	(53,290)
TBAs, net	7,427,000	60,103,000	(62,333,000)	5,197,000	4,540,759	42,499
U.S. Treasury and Eurodollar futures	(380,000)	13,385,800	(10,984,700)	2,021,100	791,420	14,996
Markit IOS total return swaps	41,890	—	(41,890)	—	10,141	(2,077)
Total	$48,445,497	$137,123,540	$(161,636,434)	$23,932,603	$35,028,650	$(332,446)
____________________
(1)Excludes net interest paid or received in full settlement of the net interest spread liability.

Cash flow activity related to derivative instruments is reflected within the operating activities and investing activities sections of the consolidated statements of cash flows. Realized gains and losses and derivative fair value adjustments are reflected within the realized and unrealized (gains) losses on interest rate swaps, caps and swaptions and unrealized gains on other derivative instruments line items within the operating activities section of the consolidated statements of cash flows. The remaining cash flow activity related to derivative instruments is reflected within the short sales (purchases) of other derivative instruments, proceeds from sales and settlements (payments for termination and settlement) of derivative instruments, net and increase (decrease) in due to counterparties, net line items within the investing activities section of the consolidated statements of cash flows.
Interest Rate Sensitive Assets/Liabilities
The Company’s Agency RMBS portfolio is generally subject to change in value when interest rates decline or increase, depending on the type of investment. Rising interest rates generally result in a decline in the value of the Company’s fixed-rate Agency principal and interest (P&I) RMBS. To mitigate the impact of this risk on the Company’s fixed-rate Agency P&I RMBS portfolio, the Company maintains a portfolio of fixed-rate interest-only securities and MSR, which increase in value when interest rates increase. As of December 31, 2021 and December 31, 2020, the Company had $274.1 million and $245.9 million, respectively, of interest-only securities, and $2.2 billion and $1.6 billion, respectively, of MSR in place to primarily hedge its Agency RMBS. Interest-only securities are included in AFS securities, at fair value, in the consolidated balance sheets.
The Company monitors its borrowings under repurchase agreements and revolving credit facilities, which are generally floating-rate debt, in relation to the rate profile of its portfolio. In connection with its risk management activities, the Company enters into a variety of derivative and non-derivative instruments to economically hedge interest rate risk or duration mismatch (or gap) by adjusting the duration of its floating-rate borrowings into fixed-rate borrowings to more closely match the duration of its assets. This particularly applies to borrowing agreements with maturities or interest rate resets of less than six months. Typically, the interest receivable terms (e.g., LIBOR, OIS or SOFR) of certain derivatives match the terms of the underlying debt, resulting in an effective conversion of the rate of the related borrowing agreement from floating to fixed. The objective is to manage the cash flows associated with current and anticipated interest payments on borrowings, as well as the ability to roll or refinance borrowings at the desired amount by adjusting the duration. To help manage the adverse impact of interest rate changes on the value of the Company’s portfolio as well as its cash flows, the Company may, at times, enter into various forward contracts, including short securities, TBAs, options, futures, swaps, caps, credit default swaps and total return swaps. In executing on the Company’s current interest rate risk management strategy, the Company has entered into TBAs, put and call options for TBAs, interest rate swap and swaption agreements and U.S. Treasury and Eurodollar futures.
The Company has certain derivative contracts that are indexed to LIBOR and is monitoring market transition plans as it relates to derivatives exposed to LIBOR and evaluating the related risks and the Company’s exposure. All of the Company’s derivative instruments that incorporate LIBOR as the referenced rate mature prior to the phase out of LIBOR. See Note 2 - Basis of Presentation and Significant Accounting Policies for further discussion of the transition away from LIBOR.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements
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
The Company may hold both long and short notional TBA positions, which are disclosed on a gross basis according to the unrealized gain or loss position of each TBA contract regardless of long or short notional position. The following tables present the notional amount, cost basis, market value and carrying value (which approximates fair value) of the Company’s TBA positions as of December 31, 2021 and December 31, 2020:

	December 31, 2021
				Net Carrying Value (4)
(in thousands)	Notional Amount (1)	Cost Basis (2)	Market Value (3)	Derivative Assets	Derivative Liabilities
Purchase contracts	$4,116,000	$4,238,881	$4,240,371	$3,405	$(1,915)
Sale contracts	—	—	—	—	—
TBAs, net	$4,116,000	$4,238,881	$4,240,371	$3,405	$(1,915)

	December 31, 2020
				Net Carrying Value (4)
(in thousands)	Notional Amount (1)	Cost Basis (2)	Market Value (3)	Derivative Assets	Derivative Liabilities
Purchase contracts	$7,700,000	$8,102,344	$8,132,406	$30,062	$—
Sale contracts	(2,503,000)	(2,640,465)	(2,650,927)	—	(10,462)
TBAs, net	$5,197,000	$5,461,879	$5,481,479	$30,062	$(10,462)
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

U.S. Treasury and Eurodollar Futures. The Company may use U.S. Treasury and Eurodollar futures independently, or in conjunction with other derivative and non-derivative instruments, in order to mitigate risks. The following table summarizes certain characteristics of the Company’s U.S. Treasury and Eurodollar futures as of December 31, 2021 and December 31, 2020:

(dollars in thousands)	December 31, 2021			December 31, 2020
Type & Maturity	Notional Amount	Carrying Value	Weighted Average Days to Expiration	Notional Amount	Carrying Value	Weighted Average Days to Expiration
U.S. Treasury futures - 10 year	$687,900	$1,809	90	$2,021,100	$3,675	90
Eurodollar futures - 3 month
≤ 1 year	(3,582,000)	15,121	213	—	—	0
> 1 and ≤ 2 years	(2,269,500)	14,952	560	—	—	0
> 2 and ≤ 3 years	(666,000)	3,480	854	—	—	0
Total futures	$(5,829,600)	$35,362	370	$2,021,100	$3,675	90

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements
Interest Rate Swap Agreements. The Company may use interest rate swaps independently, or in conjunction with other derivative and non-derivative instruments, in order to mitigate risks. As of December 31, 2021 and December 31, 2020, the Company held the following interest rate swaps that were utilized as economic hedges of interest rate exposure (or duration) whereby the Company receives interest at a floating interest rate (LIBOR, OIS or SOFR):

(notional in thousands)
December 31, 2021
Swaps Maturities	Notional Amount	Weighted Average Fixed Pay Rate	Weighted Average Receive Rate	Weighted Average Maturity (Years)
2022	$7,415,818	0.420%	0.070%	0.66
2023	2,582,084	0.113%	0.068%	1.51
2024	—	—%	—%	0.00
2025	377,610	1.030%	0.050%	3.96
2026 and Thereafter	2,782,057	0.652%	0.063%	6.56
Total	$13,157,569	0.213%	0.067%	2.17

(notional in thousands)
December 31, 2020
Swaps Maturities	Notional Amount	Weighted Average Fixed Pay Rate	Weighted Average Receive Rate	Weighted Average Maturity (Years)
2021	$—	—%	—%	0.00
2022	7,415,818	0.042%	0.090%	1.66
2023	2,281,500	0.023%	0.090%	2.48
2024	—	—%	—%	0.00
2025 and Thereafter	1,497,500	0.257%	0.090%	6.49
Total	$11,194,818	0.067%	0.090%	2.47

Additionally, as of December 31, 2021 and December 31, 2020, the Company held the following interest rate swaps in order to mitigate mortgage interest rate exposure (or duration) risk whereby the Company pays interest at a floating interest rate (LIBOR OIS or SOFR):

(notional in thousands)
December 31, 2021
Swaps Maturities	Notional Amounts	Weighted Average Pay Rate	Weighted Average Fixed Receive Rate	Weighted Average Maturity (Years)
2022	$2,221,658	0.070%	0.118%	1.19
2023	—	—%	—%	0.00
2024	—	—%	—%	0.00
2025	—	—%	—%	0.00
2026 and Thereafter	5,008,073	0.058%	1.049%	10.00
Total	$7,229,731	0.062%	0.763%	7.29

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

Interest Rate Swaptions. The Company may use interest rate swaptions (which provide the option to enter into interest rate swap agreements for a predetermined notional amount, stated term and pay and receive interest rates in the future) independently, or in conjunction with other derivative and non-derivative instruments, in order to mitigate risks. As of December 31, 2021 and December 31, 2020, the Company had the following outstanding interest rate swaptions:

	December 31, 2021
(notional and dollars in thousands)	Option				Underlying Swap
Swaption	Expiration	Cost Basis	Fair Value	Average Months to Expiration	Notional Amount	Average Pay Rate	Average Receive Rate	Average Term (Years)
Purchase contracts:
Payer	< 6 Months	$11,314	$3,539	5.33	$886,000	2.26%	3M LIBOR	10.0
Sale contracts:
Payer	≥ 6 Months	$(26,329)	$(23,958)	17.79	$(780,000)	1.72%	3M LIBOR	10.0
Receiver	< 6 Months	$(10,640)	$(6,856)	5.11	$(1,087,000)	3M LIBOR	1.26%	10.0
Receiver	≥ 6 Months	$(26,329)	$(24,468)	18.91	$(780,000)	3M LIBOR	1.72%	10.0

	December 31, 2020
(notional and dollars in thousands)	Option				Underlying Swap
Swaption	Expiration	Cost	Fair Value	Average Months to Expiration	Notional Amount	Average Pay Rate	Average Receive Rate	Average Term (Years)
Purchase contracts:
Payer	< 6 Months	$7,210	$2,448	4.23	$2,800,000	1.32%	3M LIBOR	10.0
Receiver	< 6 Months	$3,010	$—	0.97	$2,000,000	3M LIBOR	0.23%	10.0
Sale contracts:
Receiver	< 6 Months	$(2,600)	$(3,044)	5.13	$(1,050,000)	3M LIBOR	0.55%	10.0

Credit Risk
The Company’s exposure to credit losses on its Agency RMBS portfolio is limited due to implicit or explicit backing from either a GSE or a U.S. government agency. The payment of principal and interest on the Freddie Mac and Fannie Mae mortgage-backed securities are guaranteed by those respective agencies, and the payment of principal and interest on the Ginnie Mae mortgage-backed securities are backed by the full faith and credit of the U.S. government.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements
Derivative financial instruments contain an element of credit risk if counterparties are unable to meet the terms of the agreements. Credit risk associated with derivative financial instruments is measured as the net replacement cost should the counterparties that owe the Company under such contracts completely fail to perform under the terms of these contracts, assuming there are no recoveries of underlying collateral, as measured by the market value of the derivative financial instruments. As of December 31, 2021, the fair value of derivative financial instruments as an asset and liability position was $80.1 million and $53.7 million, respectively.
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

Note 8. Reverse Repurchase Agreements
As of December 31, 2021 and December 31, 2020, the Company had $129.2 million and $89.5 million in amounts due to counterparties as collateral for reverse repurchase agreements that could be pledged, delivered or otherwise used, with a fair value of $134.7 million and $91.5 million, respectively.

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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements
The following tables present information about the Company’s assets and liabilities that are subject to master netting arrangements or similar agreements and can potentially be offset on the Company’s consolidated balance sheets as of December 31, 2021 and December 31, 2020:

	December 31, 2021
				Gross Amounts Not Offset with Financial Assets (Liabilities) in the Balance Sheets (1)
(in thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Balance Sheets	Net Amounts of Assets (Liabilities) Presented in the Balance Sheets	Financial Instruments	Cash Collateral (Received) Pledged	Net Amount
Assets
Derivative assets	$215,084	$(134,950)	$80,134	$(53,658)	$—	$26,476
Reverse repurchase agreements	134,682	—	134,682	—	(129,227)	5,455
Total Assets	$349,766	$(134,950)	$214,816	$(53,658)	$(129,227)	$31,931
Liabilities
Repurchase agreements	$(7,656,445)	$—	$(7,656,445)	$7,656,445	$—	$—
Derivative liabilities	(188,608)	134,950	(53,658)	53,658	—	—
Total Liabilities	$(7,845,053)	$134,950	$(7,710,103)	$7,710,103	$—	$—

	December 31, 2020
				Gross Amounts Not Offset with Financial Assets (Liabilities) in the Balance Sheets (1)
(in thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Balance Sheets	Net Amounts of Assets (Liabilities) Presented in the Balance Sheets	Financial Instruments	Cash Collateral (Received) Pledged	Net Amount
Assets
Derivative assets	$124,023	$(28,086)	$95,937	$(11,058)	$—	$84,879
Reverse repurchase agreements	91,525	—	91,525	—	(89,469)	2,056
Total Assets	$215,548	$(28,086)	$187,462	$(11,058)	$(89,469)	$86,935
Liabilities
Repurchase agreements	$(15,143,898)	$—	$(15,143,898)	$15,143,898	$—	$—
Derivative liabilities	(39,144)	28,086	(11,058)	11,058	—	—
Total Liabilities	$(15,183,042)	$28,086	$(15,154,956)	$15,154,956	$—	$—
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
The Company classified 99.8% and 0.2% of its AFS securities as Level 2 and Level 3 fair value assets, respectively, at December 31, 2021. AFS securities account for 75.9% of all assets reported at fair value at December 31, 2021.
Mortgage servicing rights. The Company holds a portfolio of MSR that are carried at fair value on the consolidated balance sheets. The Company determines fair value of its MSR based on prices obtained from third-party pricing vendors. Although MSR transactions may be observable in the marketplace, the details of those transactions are not necessarily reflective of the value of the Company’s MSR portfolio. Third-party vendors use both observable market data and unobservable market data (including forecasted prepayment speeds, delinquency levels, OAS, and cost to service) as inputs into models, which help to inform their best estimates of fair value market price. As a result, the Company classified 100% of its MSR as Level 3 fair value assets at December 31, 2021.
Derivative instruments. The Company may enter into a variety of derivative financial instruments as part of its hedging strategies. The Company principally executes over-the-counter, or OTC, derivative contracts, such as interest rate swaps, swaptions, put and call options for TBAs and Markit IOS total return swaps. The Company utilizes third-party brokers to value its financial derivative instruments. The Company classified 100% of the interest rate swaps, swaptions and put and call options for TBAs reported at fair value as Level 2 at December 31, 2021. The Company did not hold any Markit IOS total return swaps at December 31, 2021.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements
The Company may also enter into certain other derivative financial instruments, such as TBAs, short U.S. Treasuries, U.S. Treasury and Eurodollar futures and inverse interest-only securities. These instruments are similar in form to the Company’s AFS securities and the Company utilizes third-party vendors to value TBAs, short U.S. Treasuries, U.S. Treasury and Eurodollar futures and inverse interest-only securities. The Company classified 100% of its inverse interest-only securities at fair value as Level 2 at December 31, 2021. The Company reported 100% of its TBAs and U.S. Treasury and Eurodollar futures as Level 1 as of December 31, 2021. The Company did not hold any short U.S. Treasuries at December 31, 2021.
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

	Recurring Fair Value Measurements
	December 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	$—	$7,149,399	$12,304	$7,161,703
Mortgage servicing rights	—	—	2,191,578	2,191,578
Derivative assets	38,767	41,367	—	80,134
Total assets	$38,767	$7,190,766	$2,203,882	$9,433,415
Liabilities:
Derivative liabilities	$1,915	$51,743	$—	$53,658
Total liabilities	$1,915	$51,743	$—	$53,658

	Recurring Fair Value Measurements
	December 31, 2020
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	$—	$14,637,891	$13,031	$14,650,922
Mortgage servicing rights	—	—	1,596,153	1,596,153
Derivative assets	33,737	62,200	—	95,937
Total assets	$33,737	$14,700,091	$1,609,184	$16,343,012
Liabilities:
Derivative liabilities	$10,462	$596	$—	$11,058
Total liabilities	$10,462	$596	$—	$11,058

The Company may be required to measure certain assets or liabilities at fair value from time to time. These periodic fair value measures typically result from application of certain impairment measures under U.S. GAAP. These items would constitute nonrecurring fair value measures under ASC 820. As of December 31, 2021, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis in the periods presented.

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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements
The following table presents the reconciliation for the Company’s Level 3 assets measured at fair value on a recurring basis:

	Year Ended
	December 31,
	2021				2020
(in thousands)	Available-For-Sale Securities		Mortgage Servicing Rights		Available-For-Sale Securities		Mortgage Servicing Rights
Beginning of period level 3 fair value	$13,031		$1,596,153		$249,174		$1,909,444
Gains (losses) included in net income (loss):
Realized	(10,905)		(677,784)		(24,218)		(544,157)
Unrealized	(1,185)	(1)	562,843	(2)	—	(1)	(391,540)	(2)
Reversal of (provision for) credit losses	11,188		—		(10,593)		—
Net gains (losses) included in net income (loss)	(902)		(114,941)		(34,811)		(935,697)
Other comprehensive (loss) income	(9,449)		—		(4,963)		—
Purchases	11,201		777,305		—		623,284
Sales	(1,577)		(31,787)		(214,673)		2,012
Settlements	—		(35,152)		—		(2,890)
Gross transfers into level 3	—		—		23,785		—
Gross transfers out of level 3	—		—		(5,481)		—
End of period level 3 fair value	$12,304		$2,191,578		$13,031		$1,596,153
Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$(1,185)	(3)	$461,258	(4)	$—	(3)	$(199,016)	(4)
Change in unrealized gains or losses for the period included in other comprehensive (loss) income for assets held at the end of the reporting period	$(10,635)		$—		$19,804		$—
____________________
(1)The change in unrealized gains or losses on available-for-sale securities accounted for under the fair value option was recorded in gain (loss) on investment securities on the consolidated statements of comprehensive (loss) income.
(2)The change in unrealized gains or losses on MSR was recorded in loss on servicing asset on the consolidated statements of comprehensive (loss) income.
(3)The change in unrealized gains or losses on available-for-sale securities accounted for under the fair value option that were held at the end of the reporting period was recorded in gain (loss) on investment securities on the consolidated statements of comprehensive (loss) income.
(4)The change in unrealized gains or losses on MSR that were held at the end of the reporting period was recorded in loss on servicing asset on the consolidated statements of comprehensive (loss) income.

The Company transferred certain AFS securities from Level 2 to Level 3 and from Level 3 to Level 2 based the observability of inputs during the year ended December 31, 2020. No additional AFS securities transfers between Level 1, Level 2 or Level 3 were made during the years ended December 31, 2021 and 2020. Transfers between Levels are deemed to take place on the first day of the reporting period in which the transfer has taken place.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements
The Company also used multiple third-party pricing vendors in the fair value measurement of its Level 3 MSR. The tables below present information about the significant unobservable market data used by the third-party pricing vendors as inputs into models utilized to inform their best estimates of the fair value measurement of the Company’s MSR classified as Level 3 fair value assets at December 31, 2021 and December 31, 2020:

December 31, 2021
Valuation Technique	Unobservable Input	Range			Weighted Average (1)
Discounted cash flow	Constant prepayment speed	10.0%	-	17.9%	12.9%
	Delinquency	0.9%	-	1.8%	1.3%
	Option-adjusted spread	4.6%	-	9.2%	4.7%
	Per loan annual cost to service	$66.04	-	$83.91	$66.76

December 31, 2020
Valuation Technique	Unobservable Input	Range			Weighted Average (1)
Discounted cash flow	Constant prepayment speed	14.1%	-	23.5%	19.4%
	Delinquency	1.5%	-	2.6%	2.2%
	Option-adjusted spread	4.7%	-	9.7%	4.8%
	Per loan annual cost to service	$64.56	-	$79.43	$68.27
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
•The carrying value of repurchase agreements and revolving credit facilities that mature in less than one year generally approximates fair value due to the short maturities. As of December 31, 2021, the Company had outstanding borrowings of $146.3 million under revolving credit facilities that are considered long-term. The Company’s long-term revolving credit facilities have floating rates based on an index plus a spread and the credit spread is typically consistent with those demanded in the market. Accordingly, the interest rates on these borrowings are at market and thus carrying value approximates fair value. The Company categorizes the fair value measurement of these liabilities as Level 2.
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
•Convertible senior notes are carried at their unpaid principal balance, net of any unamortized deferred issuance costs. The Company estimates the fair value of its convertible senior notes using the market transaction price nearest to December 31, 2021. The Company categorizes the fair value measurement of these assets as Level 2.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements
The following table presents the carrying values and estimated fair values of assets and liabilities that are required to be recorded or disclosed at fair value at December 31, 2021 and December 31, 2020:

	December 31, 2021		December 31, 2020
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Available-for-sale securities	$7,161,703	$7,161,703	$14,650,922	$14,650,922
Mortgage servicing rights	$2,191,578	$2,191,578	$1,596,153	$1,596,153
Cash and cash equivalents	$1,153,856	$1,153,856	$1,384,764	$1,384,764
Restricted cash	$934,814	$934,814	$1,261,667	$1,261,667
Derivative assets	$80,134	$80,134	$95,937	$95,937
Reverse repurchase agreements	$134,682	$134,682	$91,525	$91,525
Other assets	$3,332	$3,332	$13,292	$13,292
Liabilities:
Repurchase agreements	$7,656,445	$7,656,445	$15,143,898	$15,143,898
Revolving credit facilities	$420,761	$420,761	$283,830	$283,830
Term notes payable	$396,776	$395,030	$395,609	$380,000
Convertible senior notes	$424,827	$435,774	$286,183	$291,376
Derivative liabilities	$53,658	$53,658	$11,058	$11,058

Note 11. Repurchase Agreements
As of December 31, 2021 and December 31, 2020, the Company had outstanding $7.7 billion and $15.1 billion, respectively, of repurchase agreements. Excluding the effect of the Company’s interest rate swaps, the repurchase agreements had a weighted average borrowing rate of 0.24% and 0.28% and weighted average remaining maturities of 67 and 58 days as of December 31, 2021 and December 31, 2020, respectively. The borrowing rates quoted by the Company’s repurchase agreement counterparties typically incorporate LIBOR or SOFR as the referenced rate, plus a spread. However, the trades are executed using the all-in rate with no reference to the index quoted. Additionally, all of the Company’s repurchase agreements mature prior to the phase out of LIBOR. See Note 2 - Basis of Presentation and Significant Accounting Policies for further discussion of the transition away from LIBOR.
At December 31, 2021 and December 31, 2020, the repurchase agreement balances were as follows:

(in thousands)	December 31, 2021	December 31, 2020
Short-term	$7,656,445	$15,143,898
Long-term	—	—
Total	$7,656,445	$15,143,898

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements
At December 31, 2021 and December 31, 2020, the repurchase agreements had the following characteristics and remaining maturities:

	December 31, 2021
	Collateral Type
(in thousands)	Agency RMBS	Non-Agency Securities	Agency Derivatives	Mortgage Servicing Rights	Total Amount Outstanding
Within 30 days	$1,617,186	$—	$10,097	$—	$1,627,283
30 to 59 days	1,807,544	—	—	—	1,807,544
60 to 89 days	1,979,717	171	1,168	—	1,981,056
90 to 119 days	1,240,915	—	8,520	—	1,249,435
120 to 364 days	849,868	—	16,259	125,000	991,127
Total	$7,495,230	$171	$36,044	$125,000	$7,656,445
Weighted average borrowing rate	0.17%	1.24%	0.74%	4.00%	0.24%

	December 31, 2020
	Collateral Type
(in thousands)	Agency RMBS	Non-Agency Securities	Agency Derivatives	Mortgage Servicing Rights	Total Amount Outstanding
Within 30 days	$5,330,627	$1,271	$38,608	$—	$5,370,506
30 to 59 days	4,292,861	—	—	—	4,292,861
60 to 89 days	2,060,087	628	1,519	—	2,062,234
90 to 119 days	1,598,052	—	12,146	—	1,610,198
120 to 364 days	1,808,099	—	—	—	1,808,099
Total	$15,089,726	$1,899	$52,273	$—	$15,143,898
Weighted average borrowing rate	0.28%	2.33%	0.89%	—%	0.28%

The following table summarizes assets at carrying values that are pledged or restricted as collateral for the future payment obligations of repurchase agreements:

(in thousands)	December 31, 2021	December 31, 2020
Available-for-sale securities, at fair value	$7,009,449	$14,633,217
Mortgage servicing rights, at fair value (1)	725,985	—
Restricted cash	747,779	1,071,239
Due from counterparties	30,764	21,312
Derivative assets, at fair value	39,609	61,557
Total	$8,553,586	$15,787,325
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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements
The following table summarizes certain characteristics of the Company’s repurchase agreements and counterparty concentration at December 31, 2021 and December 31, 2020:

	December 31, 2021				December 31, 2020
(dollars in thousands)	Amount Outstanding	Net Counterparty Exposure (1)	Percent of Equity	Weighted Average Days to Maturity	Amount Outstanding	Net Counterparty Exposure (1)	Percent of Equity	Weighted Average Days to Maturity
Credit Suisse	$125,000	$353,975	13%	181	$—	$—	—%	0
All other counterparties (2)	7,531,445	314,258	11%	65	15,143,898	527,045	17%	58
Total	$7,656,445	$668,233			$15,143,898	$527,045
____________________
(1)Represents the net carrying value of the assets sold under agreements to repurchase, including accrued interest plus any cash or assets on deposit to secure the repurchase obligation, less the amount of the repurchase liability, including accrued interest.
(2)Represents amounts outstanding with 19 and 20 counterparties at December 31, 2021 and December 31, 2020, respectively.

The Company does not anticipate any defaults by its repurchase agreement counterparties. There can be no assurance, however, that any such default or defaults will not occur.

Note 12. Revolving Credit Facilities
To finance MSR assets and related servicing advance obligations, the Company has entered into revolving credit facilities collateralized by the value of the MSR and/or servicing advances pledged. As of December 31, 2021 and December 31, 2020, the Company had outstanding short- and long-term borrowings under revolving credit facilities of $420.8 million and $283.8 million with a weighted average borrowing rate of 3.46% and 2.95% and weighted average remaining maturities of 1.2 and 1.1 years, respectively. As of December 31, 2021, each of the Company’s revolving credit facilities incorporates LIBOR as either the referenced rate or an alternative rate if the primary benchmark rate is unavailable. However, each facility has provisions in place that provide for an alternative to LIBOR upon its phase-out. See Note 2 - Basis of Presentation and Significant Accounting Policies for further discussion of the transition away from LIBOR.
At December 31, 2021 and December 31, 2020, borrowings under revolving credit facilities had the following remaining maturities:

(in thousands)	December 31, 2021	December 31, 2020
Within 30 days	$—	$—
30 to 59 days	—	—
60 to 89 days	—	—
90 to 119 days	—	—
120 to 364 days	274,511	60,000
One year and over	146,250	223,830
Total	$420,761	$283,830

Although the transactions under revolving credit facilities represent committed borrowings from the time of funding until maturity, the respective lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets below a designated threshold would require the Company to provide additional collateral or pay down the facility. As of December 31, 2021 and December 31, 2020, MSR with a carrying value of $904.8 million and $608.8 million, respectively, was pledged as collateral for the Company’s future payment obligations under its MSR revolving credit facilities. As of December 31, 2021 and December 31, 2020, servicing advances with a carrying value of $33.8 million and $28.5 million, respectively, were pledged as collateral for the Company’s future payment obligations under its servicing advance revolving credit facility. The Company does not anticipate any defaults by its revolving credit facility counterparties, although there can be no assurance that any such default or defaults will not occur.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements
Note 13. Term Notes Payable
The debt issued in connection with the Company’s on-balance sheet securitization is classified as term notes payable and carried at outstanding principal balance, which was $400.0 million as of both December 31, 2021 and December 31, 2020, net of any unamortized deferred debt issuance costs, on the Company’s consolidated balance sheets. As of December 31, 2021 and December 31, 2020, the outstanding amount due on term notes payable was $396.8 million and $395.6 million, net of deferred debt issuance costs, with a weighted average interest rate of 2.90% and 2.95% and weighted average remaining maturities of 2.5 years and 3.5 years. The Company’s term notes incorporate LIBOR as the referenced rate and mature after the phase-out of LIBOR. However, the related agreements have provisions in place that provide for an alternative to LIBOR upon its phase-out. See Note 2 - Basis of Presentation and Significant Accounting Policies for further discussion of the transition away from LIBOR.
At December 31, 2021 and December 31, 2020, the Company pledged MSR with a carrying value of $500.0 million and $537.9 million and weighted average underlying loan coupon of 3.36% and 4.03%, respectively, as collateral for term notes payable. Additionally, as of December 31, 2021 and December 31, 2020, $0.2 million and $55.2 million of cash was held in restricted accounts as collateral for the future payment obligations of outstanding term notes payable, respectively.

Note 14. Convertible Senior Notes
In January 2017, the Company closed an underwritten public offering of $287.5 million aggregate principal amount of convertible senior notes due 2022 (“2022 notes”). The net proceeds from the offering were approximately $282.2 million after deducting underwriting discounts and estimated offering expenses payable by the Company. The Company used a portion of the net proceeds from the offering of 2026 notes (defined below) to fund the repurchase via privately negotiated transactions of $143.7 million principal amount of its 2022 notes. As of December 31, 2021, $143.8 million principal amount of the 2022 notes remained outstanding, and these remaining 2022 notes matured pursuant to their terms in January 2022. The 2022 notes were unsecured, paid interest semiannually at a rate of 6.25% per annum and were convertible at the option of the holder into shares of the Company’s common stock. As of December 31, 2021 and December 31, 2020, the 2022 notes had a conversion rate of 63.2040 and 63.2040 shares of common stock per $1,000 principal amount of the notes, respectively.
In February 2021, the Company closed an underwritten public offering of $287.5 million aggregate principal amount of convertible senior notes due 2026 (“2026 notes”). The net proceeds from the offering were approximately $279.9 million after deducting underwriting discounts and estimated offering expenses payable by the Company. The 2026 notes are unsecured, pay interest semiannually at a rate of 6.25% per annum and are convertible at the option of the holder into shares of the Company’s common stock. As of December 31, 2021, the 2026 notes had a conversion rate of 135.5014 shares of common stock per $1,000 principal amount of the notes. The 2026 notes will mature in January 2026, unless earlier converted or repurchased in accordance with their terms. The Company does not have the right to redeem either the 2026 notes prior to maturity, but may repurchase the 2026 notes in open market or privately negotiated transactions at the same or differing price without giving prior notice to or obtaining any consent of the holders. The Company may also be required to repurchase the notes from holders under certain circumstances.
The aggregate outstanding amount due on the 2022 notes and 2026 notes as of December 31, 2021 and December 31, 2020 was $424.8 million and $286.2 million, respectively, net of deferred issuance costs.

Note 15. Commitments and Contingencies
The following represent the material commitments and contingencies of the Company as of December 31, 2021:
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
On July 7, 2021, PRCM Advisers filed a motion for leave to amend the Federal Complaint for the purpose of amending certain allegations related to PRCM Advisers’ claim for breach of contract with respect to Section 15 of the Management Agreement, and the purpose of adding Pine River Domestic Management L.P. and Pine River Capital Management L.P. as plaintiffs. On July 21, 2021, the Company filed an opposition to the motion to amend, and on July 28, 2021, PRCM Advisers filed its reply. On October 18, 2021, the Court granted PRCM Advisers’ motion for leave to amend the Federal Complaint, and deemed PRCM Advisers’ second amended complaint served. On November 17, 2021, the Company filed its answer and counterclaims against PRCM Advisers and Pine River Capital Management L.P. in the Court. On December 17, 2021, PRCM Advisers and Pine River Capital Management L.P. filed their answer to the Company’s counterclaims. The Company’s board of directors believes the Federal Complaint is without merit and that the Company has fully complied with the terms of the Management Agreement.
As of December 31, 2021, the Company’s consolidated financial statements do not recognize a contingency liability or disclose a range of reasonably possible loss under ASC 450 because management does not believe that a loss or expense related to the Federal Complaint is probable or reasonably estimable. The specific factors that limit the Company’s ability to reasonably estimate a loss or expense related to the Federal Complaint include that the matter is in early stages and no amount of damages has been specified. If and when management believes losses associated with the Federal Complaint are a probable future event that may result in a loss or expense to the Company and the loss or expense is reasonably estimable, the Company will recognize a contingency liability and resulting loss in such period.
Separately, the staff of the SEC conducted a non-public investigation in connection with the Company’s decisions not to renew its Management Agreement with PRCM Advisers on the basis of unfair compensation payable to PRCM Advisers in accordance with Section 13(a)(ii) of the Management Agreement and to terminate its Management Agreement with PRCM Advisers for “cause” in accordance with Section 15 of the Management Agreement. The Company fully cooperated with the SEC. On January 5, 2022, the SEC informed the Company that it had concluded its investigation as to the Company and that, based on the information provided to the SEC as of such date, it did not intend to recommend any enforcement action against the Company. The Company’s consolidated financial statements do not recognize a contingency liability or disclose a range of reasonably possible loss as of December 31, 2021.
Based on information currently available, management is not aware of any other legal or regulatory claims that would have a material effect on the Company’s consolidated financial statements and therefore no accrual is required as of December 31, 2021.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements
Note 16. Stockholders’ Equity
Redeemable Preferred Stock
The following is a summary of the Company’s series of cumulative redeemable preferred stock issued and outstanding as of December 31, 2021. In the event of a voluntary or involuntary liquidation, dissolution or winding up of the Company, each series of preferred stock will rank on parity with one another and rank senior to the Company's common stock with respect to the payment of the dividends and the distribution of assets.

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
(3)On and after the fixed-to-floating rate conversion date, the dividend will accumulate and be payable quarterly at a percentage of the $25.00 per share liquidation preference equal to an annual floating rate of three-month LIBOR plus the spread indicated within each preferred class. Each series that becomes callable at the time the stock begins to pay a LIBOR-based rate has existing LIBOR cessation fallback language.

For each series of preferred stock, the Company may redeem the stock on or after the redemption date in whole or in part, at any time or from time to time. The Company may also purchase shares of preferred stock from time to time in the open market by tender or in privately negotiated transactions. Each series of preferred stock has a par value of $0.01 per share and a liquidation and redemption price of $25.00, plus any accumulated and unpaid dividends thereon up to, but excluding, the redemption date. Through December 31, 2021, the Company had declared and paid all required quarterly dividends on the Company’s preferred stock.
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
Common Stock
Public Offerings
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
On October 28, 2021, the Company completed a public offering of 30,000,000 shares of its common stock. The underwriters purchased the shares from the Company at a price of $6.468 per share, for net proceeds to the Company of approximately $193.7 million after deducting offering expenses. The underwriters did not exercise any portion of their 30-day overallotment option to purchase up to 4,500,000 additional shares.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements
As of December 31, 2021, the Company had 343,911,324 shares of common stock outstanding. The following table presents a reconciliation of the common shares outstanding for the years ended December 31, 2021, 2020 and 2019:

Number of common shares
Common shares outstanding, December 31, 2018	248,085,721
Issuance of common stock	24,439,436
Repurchase of common stock	(1,500)
Non-cash equity award compensation (1)	412,074
Common shares outstanding, December 31, 2019	272,935,731
Issuance of common stock	61,225
Repurchase of common stock	(105,300)
Non-cash equity award compensation (1)	812,226
Common shares outstanding, December 31, 2020	273,703,882
Issuance of common stock	70,065,019
Repurchase of common stock	—
Non-cash equity award compensation (1)	142,423
Common shares outstanding, December 31, 2021	343,911,324
____________________
(1)See Note 17 - Equity Incentive Plans for further details regarding the Company’s Equity Incentive Plans.

Distributions to Stockholders
The following table presents cash dividends declared by the Company on its preferred and common stock during the years ended December 31, 2021, 2020 and 2019:

	Year Ended
	December 31,
(dollars in thousands)	2021		2020		2019
Class of Stock	Amount	Per Share	Amount	Per Share	Amount	Per Share
Series A Preferred Stock	$11,680	$2.04	$11,680	$2.04	$11,680	$2.04
Series B Preferred Stock	$21,921	$1.92	$21,922	$1.92	$21,921	$1.92
Series C Preferred Stock	$21,388	$1.80	$21,388	$1.80	$21,388	$1.80
Series D Preferred Stock (1)	$969	$0.32	$5,812	$1.92	$5,812	$1.92
Series E Preferred Stock (1)	$2,500	$0.31	$15,000	$1.88	$15,000	$1.88
Common Stock	$205,623	$0.68	$136,842	$0.50	$455,721	$1.67
____________________
(1)On March 15, 2021, the Company redeemed all outstanding shares of the Company’s Series D Preferred Stock and Series E Preferred Stock. Holders of record as of such date received the redemption payment of $25.00, plus any accumulated and unpaid dividends thereon up to, but excluding, the redemption date.

On March 24, 2020, as a result of the volatile market conditions related to the COVID-19 pandemic, the Company announced that it had suspended its first quarter 2020 preferred and common stock dividends in order to preserve liquidity and long-term stockholder value. Subsequently, on April 6, 2020, the Company’s board of directors declared its first quarter 2020 preferred stock dividends, as well as an interim common stock dividend of $0.05 per share. Pursuant to their terms, all unpaid dividends on the Company’s preferred stock accrue without interest.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements
Dividend Reinvestment and Direct Stock Purchase Plan
The Company sponsors a dividend reinvestment and direct stock purchase plan through which stockholders may purchase additional shares of the Company’s common stock by reinvesting some or all of the cash dividends received on shares of the Company’s common stock. Stockholders may also make optional cash purchases of shares of the Company’s common stock subject to certain limitations detailed in the plan prospectus. The plan allows for the issuance of up to an aggregate of 3,750,000 shares of the Company’s common stock. As of December 31, 2021, 384,032 shares have been issued under the plan for total proceeds of approximately $5.7 million, of which 52,819, 61,225 and 42,136 shares were issued for total proceeds of $0.4 million, $0.4 million and $0.6 million during the years ended December 31, 2021, 2020 and 2019, respectively.
Share Repurchase Program
The Company’s share repurchase program allows for the repurchase of up to an aggregate of 37,500,000 shares of the Company’s common stock. Shares may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, or by any combination of such methods. The manner, price, number and timing of share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The share repurchase program does not require the purchase of any minimum number of shares, and, subject to SEC rules, purchases may be commenced or suspended at any time without prior notice. The share repurchase program does not have an expiration date. As of December 31, 2021, a total of 12,174,300 shares had been repurchased by the Company under the program for an aggregate cost of $201.5 million; of these, 105,300 and 1,500 shares were repurchased for a total cost of $1.1 million and $19 thousand during the years ended December 31, 2020 and 2019, respectively. No shares were repurchased during the year ended December 31, 2021.
At-the-Market Offerings
The Company is party to an amended and restated equity distribution agreement under which the Company is authorized to sell up to an aggregate of 35,000,000 shares of its common stock from time to time in any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act of 1933, as amended, or the Securities Act. As of December 31, 2021, 7,502,435 shares of common stock had been sold under the equity distribution agreements for total accumulated net proceeds of approximately $128.7 million, of which 12,200 and 3,697,300 shares were sold for net proceeds of $0.1 million and $51.0 million during the years ended December 31, 2021 and 2019, respectively. No shares were sold during the year ended December 31, 2020.

Accumulated Other Comprehensive Income
Accumulated other comprehensive income at December 31, 2021 and December 31, 2020 was as follows:

(in thousands)	December 31, 2021	December 31, 2020
Available-for-sale securities:
Unrealized gains	$208,619	$661,734
Unrealized losses	(22,273)	(20,133)
Accumulated other comprehensive income	$186,346	$641,601

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements
Reclassifications out of Accumulated Other Comprehensive Income
The Company reclassifies unrealized gains and losses on AFS securities in accumulated other comprehensive income to net income (loss) upon the recognition of any other-than-temporary impairments and realized gains and losses on sales, net of income tax effects, as individual securities are impaired or sold. The following table summarizes reclassifications out of accumulated other comprehensive income for the years ended December 31, 2021, 2020 and 2019:

	Affected Line Item in the Statements of Comprehensive Income (Loss)	Amount Reclassified out of Accumulated Other Comprehensive Income
		Year Ended
(in thousands)		December 31,
		2021	2020	2019
Other-than-temporary impairments on AFS securities	Total other-than-temporary impairment losses	$—	$—	$14,312
Realized gains on sales of certain AFS securities, net of tax	Gain (loss) on investment securities	(135,561)	(530,462)	(232,075)
Total		$(135,561)	$(530,462)	$(217,763)

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
Restricted Stock Units
During the year ended December 31, 2021, the Company granted 147,199 RSUs to its independent directors pursuant to the Equity Incentive Plans. The estimated fair value of these awards was $7.15 per share on grant date, based on the adjusted closing market price of the Company’s common stock on the NYSE on such date. The shares underlying the grants are subject to a one-year vesting period.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements
During the year ended December 31, 2021, the Company granted 1,189,518 RSUs to certain eligible employees pursuant to the terms of the Equity Incentive Plans and the associated award agreements. The estimated weighted average fair value of these awards was $7.10 per share on grant date, based on the adjusted closing market price of the Company’s common stock on the NYSE on the grant dates. The RSUs vest in three equal annual installments commencing on the first anniversary of the grant date, as long as such grantee complies with the terms and conditions of the applicable RSU agreement.
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
The following table summarizes the activity related to RSUs for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021		2020
	Units	Weighted Average Grant Date Fair Market Value	Units	Weighted Average Grant Date Fair Market Value
Outstanding at Beginning of Period	—	$—	—	$—
Granted	1,336,717	7.10	—	—
Vested	(157,342)	(7.15)	—	—
Forfeited	(5,673)	(7.05)	—	—
Outstanding at End of Period	1,173,702	$7.10	—	$—

Performance Share Units
During the year ended December 31, 2021, the Company granted 511,473 target number of PSUs to certain eligible employees pursuant to the terms of the 2021 Plan and the associated award agreements. The estimated fair value of these awards was $8.67 per share on grant date, which was determined using a Monte Carlo simulation. The PSUs will vest promptly following the completion of a three year performance period, as long as such grantee complies with the terms and conditions of the applicable PSU award agreement. The number of underlying shares of common stock that vest and that the grantee becomes entitled to receive at the time of vesting will be determined based on the level of achievement of certain Company performance goals during the performance period and will generally range from 0% to 200% of the target number of PSUs granted. The PSUs entitle the grantee to DERs during the vesting period, which accrue in the form of additional PSUs reflecting the value of any dividends declared on the Company’s common stock during the vesting period. In the event that a PSU is forfeited, the related accrued DERs shall be forfeited.
The following table summarizes the activity related to PSUs for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021		2020
	Target Units	Weighted Average Grant Date Fair Market Value	Target Units	Weighted Average Grant Date Fair Market Value
Outstanding at Beginning of Period	—	$—	—	$—
Granted	511,473	8.67	—	—
Vested	—	—	—	—
Forfeited	(74,049)	(8.67)	—	—
Outstanding at End of Period	437,424	$8.67	—	$—

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements
Restricted Common Stock
During the years ended December 31, 2021 and 2020, the Company granted 20,979 and 168,942 shares of common stock, respectively, to certain of its independent directors pursuant to the Equity Incentive Plans. The estimated fair value of these awards was $7.15 and $4.75 per share on grant date, based on the adjusted closing market price of the Company’s common stock on the NYSE on such date. The shares underlying the 2021 grants vested immediately, while the shares underlying the 2020 grants were subject to a one-year vesting period.
Additionally, during the year ended December 31, 2020, the Company granted 686,770 shares of restricted common stock, to the Company’s executive officers and other eligible individuals, pursuant to the terms of the Equity Incentive Plans and the associated award agreements. The estimated fair value of these awards was $15.23 per share on grant date, based on the adjusted closing market price of the Company’s common stock on the NYSE on such date. The shares underlying the grants vest in three equal annual installments commencing on the first anniversary of the grant date, as long as such grantee complies with the terms and conditions of the applicable restricted stock award agreement.
The following table summarizes the activity related to restricted common stock for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021		2020
	Shares	Weighted Average Grant Date Fair Market Value	Shares	Weighted Average Grant Date Fair Market Value
Outstanding at Beginning of Period	1,221,995	$13.61	1,062,901	$15.05
Granted	20,979	7.15	855,712	13.16
Vested	(754,119)	(12.94)	(653,132)	(15.30)
Forfeited	(35,898)	(5.72)	(43,486)	(14.58)
Outstanding at End of Period	452,957	$15.04	1,221,995	$13.61

Non-Cash Equity Compensation Expense
For the years ended December 31, 2021, 2020 and 2019, the Company recognized compensation related to RSUs, PSUs and restricted common stock granted pursuant to the Equity Incentive Plans of $11.5 million, $9.7 million and $9.2 million respectively. As of December 31, 2021, the Company had $6.5 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 1.1 years.

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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements
In connection with the termination of the Management Agreement for cause, the Company reversed the $139.8 million accrued fee attributable to the non-renewal during the three months ended September 30, 2020. For the year ended December 31, 2020, the Company incurred a total of $5.7 million in contract termination costs, which includes all estimated costs incurred for legal and advisory services provided to facilitate the termination of the Management Agreement. In accordance with ASC 420, Exit or Disposal Cost Obligations, all expenses incurred for contract terminations are included within restructuring charges on the Company’s consolidated statements of comprehensive (loss) income.

Note 19. Income Taxes
For the years ended December 31, 2021, 2020 and 2019, the Company qualified to be taxed as a REIT under the Code for U.S. federal income tax purposes. As long as the Company qualifies as a REIT, the Company generally will not be subject to U.S. federal income taxes on its taxable income to the extent it annually distributes its net taxable income to stockholders, and does not engage in prohibited transactions. The Company intends to distribute 100% of its REIT taxable income and comply with all requirements to continue to qualify as a REIT. The majority of states also recognize the Company’s REIT status. The Company’s TRSs file separate tax returns and are fully taxed as standalone U.S. C corporations. It is assumed that the Company will retain its REIT status and will incur no REIT level taxation as it intends to comply with the REIT regulations and annual distribution requirements.
Certain activities the Company performs may produce income that will not be qualifying income for REIT purposes. These activities include the designated portion of MSR treated as normal mortgage servicing, residential mortgage loans, certain derivative financial instruments and other risk-management instruments. The Company has designated its TRSs to engage in these activities.
The following table summarizes the tax provision (benefit) recorded at the taxable subsidiary level for the years ended December 31, 2021, 2020 and 2019:

	Year Ended
	December 31,
(in thousands)	2021	2020	2019
Current tax (benefit) provision:
Federal	$—	$3,275	$8,684
State	(1,768)	1,304	2,668
Total current tax (benefit) provision	(1,768)	4,579	11,352
Deferred tax provision (benefit)
Federal	14,851	(40,267)	(24,912)
State	(8,891)	—	—
Total deferred tax provision (benefit)	5,960	(40,267)	(24,912)
Total provision for (benefit from) income taxes	$4,192	$(35,688)	$(13,560)

During the year ended December 31, 2021, the Company’s TRSs recognized a provision for income taxes of $4.2 million, which was primarily due to income from MSR servicing activity and gains recognized on MSR, offset by net losses recognized on derivative instruments and operating expenses. During the year ended December 31, 2020, the Company’s TRSs recognized a benefit from income taxes of $35.7 million, which was primarily due to losses recognized on MSR, offset by net gains recognized on derivative instruments held in the Company’s TRSs. During the year ended December 31, 2019, the Company’s TRSs recognized a benefit from income taxes of $13.6 million, which was primarily due to losses recognized on MSR, offset by net gains recognized on derivative instruments held in the Company’s TRSs.
The Company’s taxable income before dividend distributions differs from its pre-tax net income for U.S. GAAP purposes primarily due to unrealized gains and losses, the deferral of capital losses and operating losses for tax, the recognition of credit losses for U.S. GAAP purposes but not tax purposes, differences in timing of income recognition due to market discount and original issue discount and the calculations surrounding each. These book to tax differences in the REIT are not reflected in the consolidated financial statements as the Company intends to retain its REIT status.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements
As of December 31, 2021, the Company had $641.1 million of net operating loss carryforwards for federal income tax purposes at the REIT, which may be utilized to offset future taxable income after consideration for the dividends paid deduction. These federal net operating loss carryforwards do not have an expiration date and can be carried forward indefinitely. As of December 31, 2021, the Company had $1.2 billion of capital net operating loss carryforwards for federal income tax purposes at the REIT, which may be utilized to offset future net gains from the sale of capital assets. These federal capital net operating loss carryforwards have an expiration date of five years of which the majority of these losses will expire in 2025. The utilization of the capital net operating loss carryforwards will depend on the REIT’s ability to generate sufficient net capital gains prior to the expiration of the carryforward period.
The following is a reconciliation of the statutory federal and state rates to the effective rates, for the years ended December 31, 2021, 2020 and 2019:

	Year Ended
	December 31,
	2021		2020		2019
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Provision for (benefit from) income taxes at statutory federal tax rate	$40,198	21%	$(349,823)	21%	$65,184	21%
State taxes, net of federal benefit, if applicable	(8,420)	(4)%	1,030	—%	2,108	1%
Permanent differences in taxable income from net income for U.S. GAAP purposes	15	—%	(3,525)	—%	702	—%
REIT income not subject to corporate income tax	(27,601)	(14)%	316,630	(19)%	(81,554)	(26)%
Provision for (benefit from) income taxes/ Effective Tax Rate(1)	$4,192	3%	$(35,688)	2%	$(13,560)	(4)%
____________________
(1)The provision for (benefit from) income taxes is recorded at the taxable subsidiary level.

The Company’s permanent differences in taxable income from net income (loss) for U.S. GAAP purposes in the year ended December 31, 2021 were primarily due to state taxes, net of federal benefit in the Company’s TRSs. The Company’s permanent differences in taxable income from net income (loss) for U.S. GAAP purposes in the year ended December 31, 2020 were primarily due to the intercompany sale of securities between the Company’s TRSs and the REIT. The Company’s permanent differences in taxable income from net income (loss) for U.S. GAAP purposes in the year ended December 31, 2019 were primarily due to dividends paid from the Company’s TRSs to the REIT, offset by permanent differences related to the intercompany sale of securities between the Company’s TRSs and the REIT. Additionally, the Company’s recurring permanent differences in taxable income from net income (loss) for U.S. GAAP purposes in the years ended December 31, 2021, 2020 and 2019 were due to a difference in the dividends paid deduction for tax and compensation expense related to restricted stock dividends and vesting.
The Company’s consolidated balance sheets, as of December 31, 2021 and December 31, 2020 contain the following current and deferred tax liabilities and assets, which are included in other assets, and are recorded at the taxable subsidiary level:

(in thousands)	December 31, 2021	December 31, 2020
Income taxes receivable:
Federal income taxes receivable	$—	$22,504
State and local income taxes receivable	951	—
Income taxes receivable, net	951	22,504
Deferred tax assets (liabilities):
Deferred tax asset	58,264	64,024
Deferred tax liability	(200)	—
Total net deferred tax assets (liabilities)	58,064	64,024
Total tax assets (liabilities), net	$59,015	$86,528

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements
Deferred Tax Assets and Liabilities
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting and tax purposes at the TRS level. Components of the Company’s deferred tax liabilities and assets as of December 31, 2021 and December 31, 2020 were as follows:

(in thousands)	December 31, 2021	December 31, 2020
Mortgage servicing rights	$26,382	$62,881
Net operating loss carryforward	30,569	—
Other	1,113	1,143
Total deferred tax assets (liabilities)	58,064	64,024
Valuation allowance	—	—
Total net deferred tax assets (liabilities)	$58,064	$64,024

As of December 31, 2021 and December 31, 2020, the Company had not recorded a valuation allowance for any portion of its deferred tax assets as it did not believe, at a more likely than not level, that any portion of its deferred tax assets would not be realized.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements
Note 20. Earnings Per Share
The following table presents a reconciliation of the earnings (loss) and shares used in calculating basic and diluted earnings (loss) per share for the years ended December 31, 2021, 2020 and 2019:

	Year Ended
	December 31,
(in thousands, except share data)	2021	2020	2019
Basic Earnings (Loss) Per Share:
Net (loss) income	$187,227	$(1,630,135)	$323,962
Dividends on preferred stock	58,458	75,802	75,801
Dividends and undistributed earnings allocated to participating restricted stock units	731	—	—
Net (loss) income attributable to common stockholders, basic	$128,038	$(1,705,937)	$248,161
Basic weighted average common shares	297,772,001	273,600,947	267,826,739
Basic (loss) earnings per weighted average common share	$0.43	$(6.24)	$0.93
Diluted Earnings (Loss) Per Share:
Net (loss) income attributable to common stockholders, basic	$128,038	$(1,705,937)	$248,161
Reallocation impact of undistributed earnings to participating restricted stock units	—	—	—
Interest expense attributable to convertible notes (1)	—	—	—
Net income (loss) attributable to common stockholders, diluted	$128,038	$(1,705,937)	$248,161
Basic weighted average common shares	297,772,001	273,600,947	267,826,739
Effect of dilutive shares issued in an assumed vesting of performance share units	271,537	—	—
Effect of dilutive shares issued in an assumed conversion	—	—	—
Diluted weighted average common shares	298,043,538	273,600,947	267,826,739
Diluted (loss) earnings per weighted average common share	$0.43	$(6.24)	$0.93
___________________
(1)If applicable, includes a nondiscretionary adjustment for the assumed change in the management fee calculation.

For the year ended December 31, 2021, participating RSUs were included in the calculations of basic and diluted earnings per share under the two-class method since it was more dilutive than the alternative treasury stock method. For the year ended December 31, 2021, the assumed vesting of outstanding PSUs was included in the calculation of diluted earnings per share under the two-class method since it was more dilutive than the alternative treasury stock method. The Company did not have any RSUs or PSUs outstanding during the years ended December 31, 2020 and 2019.
For the years ended December 31, 2021, 2020 and 2019, excluded from the calculation of diluted earnings per share was the effect of adding back $28.0 million, $19.2 million and $19.0 million of interest expense and 50,222,268, 18,171,150 and 18,128,792 weighted average common share equivalents, respectively, related to the assumed conversion of the Company’s convertible senior notes, as their inclusion would have been antidilutive.

Note 21. Related Party Transactions
The following summary provides disclosure of the material transactions with affiliates of the Company.
Through August 14, 2020, the Company was externally managed and advised by PRCM Advisers under the terms of a Management Agreement between the Company and PRCM Advisers. The Company terminated the Management Agreement effective August 14, 2020 for “cause” in accordance with Section 15(a) thereof. On August 15, 2020, the Company completed its transition to self-management and directly hired the senior management team and other personnel who had historically provided services to the Company. Prior to the termination of the Management Agreement, all of our named executive officers were employees of an affiliate of PRCM Advisers and provided services to us under the Management Agreement.

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
In accordance with the Management Agreement, the Company incurred $31.7 million and $60.1 million as a management fee to PRCM Advisers for the years ended December 31, 2020 and 2019, respectively.
Additionally, prior to the termination of the Management Agreement, the Company reimbursed PRCM Advisers for (a) the Company’s allocable share of the compensation paid by PRCM Advisers to its personnel serving as the Company’s principal financial officer and general counsel and personnel employed by PRCM Advisers as in-house legal, tax, accounting, consulting, auditing, administrative, information technology, valuation, computer programming and development and back-office resources to the Company, (b) any amounts for personnel of PRCM Advisers’ affiliates arising under a shared facilities and services agreement, and (c) certain costs allocated to the Company by PRCM Advisers for data services and technology. In accordance with the Management Agreement, expense reimbursements to PRCM Advisers were required to be made in cash on a quarterly basis following the end of each quarter. The Company reimbursed PRCM Advisers for direct and allocated costs incurred by PRCM Advisers on behalf of the Company of approximately $19.3 million and $27.6 million for the years ended December 31, 2020 and 2019, respectively.
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

Note 22. Subsequent Events
Events subsequent to December 31, 2021 were evaluated through the date these consolidated financial statements were issued and no other additional events were identified requiring further disclosure in these consolidated financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None.

Item 9A. Controls and Procedures
A review and evaluation was performed by our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on that review and evaluation, the CEO and CFO have concluded that our current disclosure controls and procedures, as designed and implemented, were effective as of December 31, 2021. Although our CEO and CFO have determined our disclosure controls and procedures were effective at the end of the period covered by this Annual Report on Form 10-K, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the reports we submit under the Exchange Act.
There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment the Company’s management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 framework).
Based on its assessment, the Company’s management believes that, as of December 31, 2021, the Company’s internal control over financial reporting was effective based on those criteria.
The Company’s independent auditors, Ernst & Young LLP, have issued an attestation report on the effectiveness of the Company’s internal control over financial reporting. This report appears on page 114 of this annual report on Form 10-K.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors
of Two Harbors Investment Corp.
Opinion on Internal Control over Financial Reporting
We have audited Two Harbors Investment Corp.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Two Harbors Investment Corp. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of comprehensive (loss) income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated February 28, 2022 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
Minneapolis, Minnesota
February 28, 2022

Item 9B. Other Information
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III

Items 10, 11, 12 and 13.
The information required by Items 10, 11, 12 and 13 of Part III of this Annual Report is incorporated by reference to information to be set forth in the Company’s definitive Proxy Statement for its 2022 Annual Meeting of Stockholders, which will be filed with the SEC, pursuant to Regulation 14A, not later than 120 days after December 31, 2021.

Item 14. Principal Accounting Fees and Services
We retained Ernst & Young LLP, or EY, to audit our consolidated financial statements for the years ended December 31, 2021 and 2020. We also retained EY, as well as other accounting and consulting firms, to provide various other services in during the years ended December 31, 2021 and 2020.
The table below presents the aggregate fees billed to us for professional services performed by EY for the years ended December 31, 2021 and 2020:

	Year Ended
	December 31,
	2021	2020
Audit fees (1)	$1,163,730	$1,704,445
Audit-related fees (2)	46,100	46,056
Tax fees (3)	278,261	303,196
Total principal accountant fees	$1,488,091	$2,053,697
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

The services performed by EY in 2021 were pre-approved by our Audit Committee in accordance with the pre-approval policy set forth in our Audit Committee Charter. This policy requires that all engagement fees and the terms and scope of all auditing and non-auditing services be reviewed and approved by the Audit Committee in advance of their formal initiation.

PART IV

Item 15. Exhibits, Financial Statement Schedules
(a) The following documents are filed as part of this Annual Report on Form 10-K:
(1)Consolidated Financial Statements:
The consolidated financial statements of the Company, together with the independent registered public accounting firm’s report thereon, are set forth in Part II, Item 8 on pages 58 through 66 of this Annual Report on Form 10-K and are incorporated herein by reference.
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
1.1
Amended and Restated Equity Distribution Agreement between Two Harbors Investment Corp. and Credit Suisse Securities (USA) LLC dated August 13, 2021 (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 13, 2021).

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

4.5	Description of Securities. (filed herewith)
10.1*	Second Restated 2009 Equity Incentive Plan (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement filed with the SEC on March 26, 2015).
10.2*
Form of Restricted Stock Agreement under the Second Restated 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 5, 2015).

10.3*	Two Harbors Investment Corp. 2021 Equity Incentive Plan (incorporated here by reference to Appendix A to the Registrant’s Definitive Proxy Statement filed with the SEC on April 6, 2021).
10.4*
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

10.7*
Form of Common Stock Award Agreement under the Two Harbors Investment Corp. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 of the Registrant's Registration Statement on Form S-8 filed with the SEC on May 19, 2021).

10.8	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on November 19, 2009).
21.1	Subsidiaries of registrant. (filed herewith)
23.1	Consent of Independent Registered Public Accounting Firm of Ernst & Young LLP. (filed herewith)
24.1	Powers of Attorney (included on signature page).
31.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
31.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)
101	Financial statements from the Annual Report on Form 10-K of Two Harbors Investment Corp. for the year ended December 31, 2021, formatted in Inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive (Loss) Income, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements. (filed herewith)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101). (filed herewith)
____________________
*    Management or compensatory agreement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TWO HARBORS INVESTMENT CORP.
Dated:	February 28, 2022	By:	/s/ William Greenberg
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

Signature	Title	Date
/s/ William Greenberg	Director, President, Chief Executive Officer, and Chief Investment Officer (Principal Executive Officer)	February 28, 2022
William Greenberg

/s/ Mary Riskey	Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2022
Mary Riskey

/s/ Stephen G. Kasnet	Chairman of the Board of Directors	February 28, 2022
Stephen G. Kasnet

/s/ E. Spencer Abraham	Director	February 28, 2022
E. Spencer Abraham

/s/ James J. Bender	Director	February 28, 2022
James J. Bender

/s/ Karen Hammond	Director	February 28, 2022
Karen Hammond

/s/ W. Reid Sanders	Director	February 28, 2022
W. Reid Sanders

/s/ James A. Stern	Director	February 28, 2022
James A. Stern

/s/ Hope B. Woodhouse	Director	February 28, 2022
Hope B. Woodhouse