Form 10-Q
period 2022-03-31
TWO HARBORS INVESTMENT CORP.
filed 2022-05-05
CIK 1465740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of May 2, 2022, there were 344,143,090 shares of outstanding common stock, par value $0.01 per share, issued and outstanding.

TWO HARBORS INVESTMENT CORP.

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2022	December 31, 2021
ASSETS	(unaudited)
Available-for-sale securities, at fair value (amortized cost $7,139,506 and $7,005,013, respectively; allowance for credit losses $11,573 and $14,238, respectively)	$6,970,718	$7,161,703
Mortgage servicing rights, at fair value	3,089,963	2,191,578
Cash and cash equivalents	620,214	1,153,856
Restricted cash	855,930	934,814
Accrued interest receivable	25,160	26,266
Due from counterparties	302,302	168,449
Derivative assets, at fair value	58,496	80,134
Reverse repurchase agreements	138,625	134,682
Other assets	212,400	262,823
Total Assets (1)	$12,273,808	$12,114,305
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Repurchase agreements	$7,872,656	$7,656,445
Revolving credit facilities	570,761	420,761
Term notes payable	397,074	396,776
Convertible senior notes	281,403	424,827
Derivative liabilities, at fair value	127,529	53,658
Due to counterparties	187,891	196,627
Dividends payable	72,558	72,412
Accrued interest payable	9,991	18,382
Commitments and contingencies (see Note 15)	—	—
Other liabilities	124,641	130,464
Total Liabilities (1)	9,644,504	9,370,352
Stockholders’ Equity:
Preferred stock, par value $0.01 per share; 100,000,000 shares authorized and 29,050,000 shares issued and outstanding ($726,250 liquidation preference)	702,550	702,550
Common stock, par value $0.01 per share; 700,000,000 shares authorized and 344,132,215 and 343,911,324 shares issued and outstanding, respectively	3,441	3,439
Additional paid-in capital	5,629,661	5,625,179
Accumulated other comprehensive (loss) income	(145,499)	186,346
Cumulative earnings	1,498,253	1,212,983
Cumulative distributions to stockholders	(5,059,102)	(4,986,544)
Total Stockholders’ Equity	2,629,304	2,743,953
Total Liabilities and Stockholders’ Equity	$12,273,808	$12,114,305
____________________
(1)The condensed consolidated balance sheets include assets and liabilities of consolidated variable interest entities, or VIEs. At March 31, 2022 and December 31, 2021, assets of the VIEs totaled $460,628 and $454,596, and liabilities of the VIEs totaled $438,067 and $440,030, respectively. See Note 3 - Variable Interest Entities for additional information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)
(in thousands, except share data)

	Three Months Ended
	March 31,
	2022	2021
Interest income:
Available-for-sale securities	$44,647	$55,652
Other	199	457
Total interest income	44,846	56,109
Interest expense:
Repurchase agreements	8,343	8,470
Revolving credit facilities	5,676	4,695
Term notes payable	3,256	3,211
Convertible senior notes	5,042	6,350
Total interest expense	22,317	22,726
Net interest income	22,529	33,383
Other income:
(Loss) gain on investment securities	(52,342)	132,868
Servicing income	136,626	107,119
Gain on servicing asset	410,624	327,438
Loss on interest rate swap and swaption agreements	(38,041)	(15,599)
Loss on other derivative instruments	(101,762)	(276,011)
Other loss	(44)	(5,742)
Total other income	355,061	270,073
Expenses:
Servicing expenses	24,704	24,947
Compensation and benefits	12,193	8,188
Other operating expenses	6,625	7,487
Total expenses	43,522	40,622
Income before income taxes	334,068	262,834
Provision for income taxes	48,798	22,677
Net income	285,270	240,157
Dividends on preferred stock	13,747	17,216
Net income attributable to common stockholders	$271,523	$222,941
Basic earnings per weighted average common share	$0.79	$0.81
Diluted earnings per weighted average common share	$0.72	$0.74
Dividends declared per common share	$0.17	$0.17
Weighted average number of shares of common stock:
Basic	343,998,511	273,710,765
Diluted	384,822,202	311,465,060

The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (unaudited), continued
(in thousands, except share data)

	Three Months Ended
	March 31,
	2022	2021
Comprehensive loss:
Net income	$285,270	$240,157
Other comprehensive loss, net of tax:
Unrealized loss on available-for-sale securities	(331,845)	(271,453)
Other comprehensive loss	(331,845)	(271,453)
Comprehensive loss	(46,575)	(31,296)
Dividends on preferred stock	13,747	17,216
Comprehensive loss attributable to common stockholders	$(60,322)	$(48,512)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)
(in thousands)

	Preferred Stock	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Earnings	Cumulative Distributions to Stockholders	Total Stockholders’ Equity
Balance, December 31, 2020	$977,501	$2,737	$5,163,794	$641,601	$1,025,756	$(4,722,463)	$3,088,926
Net income	—	—	—	—	240,157	—	240,157
Other comprehensive loss before reclassifications, net of tax	—	—	—	(202,888)	—	—	(202,888)
Amounts reclassified from accumulated other comprehensive income, net of tax	—	—	—	(68,565)	—	—	(68,565)
Other comprehensive loss, net of tax	—	—	—	(271,453)	—	—	(271,453)
Redemption of preferred stock	(274,951)	—	—	—	—	—	(274,951)
Issuance of common stock, net of offering costs	—	—	99	—	—	—	99
Preferred dividends declared	—	—	—	—	—	(17,216)	(17,216)
Common dividends declared	—	—	—	—	—	(46,636)	(46,636)
Non-cash equity award compensation	—	—	1,790	—	—	—	1,790
Balance, March 31, 2021	$702,550	$2,737	$5,165,683	$370,148	$1,265,913	$(4,786,315)	$2,720,716

Balance, December 31, 2021	$702,550	$3,439	$5,625,179	$186,346	$1,212,983	$(4,986,544)	$2,743,953
Net income	—	—	—	—	285,270	—	285,270
Other comprehensive loss before reclassifications, net of tax	—	—	—	(323,490)	—	—	(323,490)
Amounts reclassified from accumulated other comprehensive income, net of tax	—	—	—	(8,355)	—	—	(8,355)
Other comprehensive loss, net of tax	—	—	—	(331,845)	—	—	(331,845)
Issuance of common stock, net of offering costs	—	—	323	—	—	—	323
Preferred dividends declared	—	—	—	—	—	(13,747)	(13,747)
Common dividends declared	—	—	—	—	—	(58,811)	(58,811)
Non-cash equity award compensation	—	2	4,159	—	—	—	4,161
Balance, March 31, 2022	$702,550	$3,441	$5,629,661	$(145,499)	$1,498,253	$(5,059,102)	$2,629,304

The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2022	2021
Cash Flows From Operating Activities:
Net income	$285,270	$240,157
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of premiums and discounts on investment securities, net	32,504	71,955
Amortization of deferred debt issuance costs on term notes payable and convertible senior notes	648	642
Provision for (reversal of) credit losses on investment securities	1,114	(1,135)
Realized and unrealized losses (gains) on investment securities	51,228	(131,733)
Gain on servicing asset	(410,624)	(327,438)
Realized and unrealized loss on interest rate swaps and swaptions	37,300	17,249
Unrealized (gains) losses on other derivative instruments	(90,261)	43,466
Equity based compensation	4,161	1,790
Net change in assets and liabilities:
Decrease in accrued interest receivable	1,106	6,647
Decrease in deferred income taxes, net	48,798	24,546
Decrease in accrued interest payable	(8,391)	(9,760)
Change in other operating assets and liabilities, net	(4,198)	257
Net cash used in operating activities	(51,345)	(63,357)
Cash Flows From Investing Activities:
Purchases of available-for-sale securities	(2,609,992)	(131,315)
Proceeds from sales of available-for-sale securities	2,012,620	2,050,943
Principal payments on available-for-sale securities	371,666	1,047,364
Purchases of mortgage servicing rights, net of purchase price adjustments	(487,761)	(168,170)
Short sales (purchases) of derivative instruments, net	40,998	(64)
Proceeds from sales and settlement (payments for termination and settlement) of derivative instruments, net	107,472	(14,755)
Payments for reverse repurchase agreements	(381,280)	(304,875)
Proceeds from reverse repurchase agreements	377,337	320,400
(Decrease) increase in due to counterparties, net	(142,589)	94,572
Change in other investing assets and liabilities, net	—	10,000
Net cash (used in) provided by investing activities	$(711,529)	$2,904,100

The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited), continued
(in thousands)

	Three Months Ended
	March 31,
	2022	2021
Cash Flows From Financing Activities:
Proceeds from repurchase agreements	$7,955,364	$11,976,033
Principal payments on repurchase agreements	(7,739,153)	(15,443,869)
Proceeds from revolving credit facilities	150,000	164,000
Principal payments on revolving credit facilities	—	(4,372)
Proceeds from convertible senior notes	—	279,912
Repayment of convertible senior notes	(143,774)	(143,118)
Redemption of preferred stock	—	(274,951)
Proceeds from issuance of common stock, net of offering costs	323	99
Dividends paid on preferred stock	(13,747)	(22,418)
Dividends paid on common stock	(58,665)	(46,530)
Net cash provided by (used in) financing activities	150,348	(3,515,214)
Net decrease in cash, cash equivalents and restricted cash	(612,526)	(674,471)
Cash, cash equivalents and restricted cash at beginning of period	2,088,670	2,646,431
Cash, cash equivalents and restricted cash at end of period	$1,476,144	$1,971,960
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$25,750	$30,908
Cash received for taxes, net	$(32)	$—
Noncash Activities:
Dividends declared but not paid at end of period	$72,558	$60,384

The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
Note 1. Organization and Operations
Two Harbors Investment Corp. is a Maryland corporation that, through its wholly owned subsidiaries (collectively, the Company), invests in and manages Agency residential mortgage-backed securities, or Agency RMBS, mortgage servicing rights, or MSR, and other financial assets. Agency refers to a U.S. government sponsored enterprise, or GSE, such as the Federal National Mortgage Association (or Fannie Mae) or the Federal Home Loan Mortgage Corporation (or Freddie Mac), or a U.S. government agency such as the Government National Mortgage Association (or Ginnie Mae). The investment portfolio is managed as a whole and resources are allocated and financial performance is assessed on a consolidated basis. The Company’s common stock is listed on the NYSE under the symbol “TWO”.
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

Note 2. Basis of Presentation and Significant Accounting Policies
Consolidation and Basis of Presentation
The interim unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or the SEC. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, have been condensed or omitted according to such SEC rules and regulations. However, management believes that the disclosures included in these interim condensed consolidated financial statements are adequate to make the information presented not misleading.
The condensed consolidated financial statements of the Company include the accounts of all subsidiaries; inter-company accounts and transactions have been eliminated. All trust entities in which the Company holds investments that are considered variable interest entities, or VIEs, for financial reporting purposes were reviewed for consolidation under the applicable consolidation guidance. Whenever the Company has both the power to direct the activities of a trust that most significantly impact the entities’ performance, and the obligation to absorb losses or the right to receive benefits of the entities that could be significant, the Company consolidates the trust. Certain prior period amounts have been reclassified to conform to the current period presentation. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial condition of the Company at March 31, 2022 and results of operations for all periods presented have been made. The results of operations for the three months ended March 31, 2022 should not be construed as indicative of the results to be expected for future periods or the full year.
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
Significant Accounting Policies
Included in Note 2 to the Consolidated Financial Statements of the Company’s 2021 Annual Report on Form 10-K is a summary of the Company’s significant accounting policies.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
Recently Issued and/or Adopted Accounting Standards
Facilitation of the Effects of Reference Rate Reform on Financial Reporting
The London Interbank Offered Rate, or LIBOR, has been used extensively in the U.S. and globally as a “benchmark” or “reference rate” for various commercial and financial contracts, including corporate and municipal bonds and loans, floating rate mortgages, asset-backed securities, consumer loans, and interest rate swaps and other derivatives. On March 5, 2021, Intercontinental Exchange Inc. announced that ICE Benchmark Administration Limited, the administrator of LIBOR, intends to stop publication of the majority of USD-LIBOR tenors on June 30, 2023. In the U.S., the Alternative Reference Rates Committee, or ARRC, has identified the Secured Overnight Financing Rate, or SOFR, as its preferred alternative rate for U.S. dollar-based LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. The ARRC has proposed a paced market transition plan to SOFR, and various organizations are currently working on industry wide and company-specific transition plans as it relates to derivatives and cash markets exposed to LIBOR.
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

Note 3. Variable Interest Entities
The Company enters into transactions with subsidiary trust entities that are established for limited purposes. One of the Company’s subsidiary trust entities, or the MSR Issuer Trust, was formed for the purpose of financing MSR through securitization, pursuant to which, through two of the Company’s wholly owned subsidiaries, MSR is pledged to the MSR Issuer Trust and in return, the MSR Issuer Trust issues term notes to qualified institutional buyers and a variable funding note, or VFN, to one of the subsidiaries, in each case secured on a pari passu basis. The Company has one repurchase facility that is secured by the VFN, which is collateralized by the Company’s MSR.
Another of the Company’s subsidiary trust entities, or the Servicing Advance Receivables Issuer Trust, was formed for the purpose of financing servicing advances through a revolving credit facility, pursuant to which the Servicing Advance Receivables Issuer Trust issued a VFN backed by servicing advances pledged to the financing counterparty.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
The following table presents a summary of the assets and liabilities of all consolidated trusts as reported on the condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021:

(in thousands)	March 31, 2022	December 31, 2021
Note receivable (1)	$397,074	$396,776
Restricted cash	21,540	23,892
Accrued interest receivable (1)	253	161
Other assets	41,761	33,767
Total Assets	$460,628	$454,596
Term notes payable	$397,074	$396,776
Revolving credit facilities	19,200	19,200
Accrued interest payable	313	216
Other liabilities	21,480	23,838
Total Liabilities	$438,067	$440,030
____________________
(1)Receivables due from a wholly owned subsidiary of the Company to the trusts are eliminated in consolidation in accordance with U.S. GAAP.

Note 4. Available-for-Sale Securities, at Fair Value
The Company holds both Agency and non-Agency available-for sale, or AFS, investment securities which are carried at fair value on the condensed consolidated balance sheets. The following table presents the Company’s AFS investment securities by collateral type as of March 31, 2022 and December 31, 2021:

(in thousands)	March 31, 2022	December 31, 2021
Agency:
Federal National Mortgage Association	$5,191,909	$5,040,988
Federal Home Loan Mortgage Corporation	1,604,687	1,922,809
Government National Mortgage Association	161,592	185,602
Non-Agency	12,530	12,304
Total available-for-sale securities	$6,970,718	$7,161,703

At March 31, 2022 and December 31, 2021, the Company pledged AFS securities with a carrying value of $6.5 billion and $7.0 billion, respectively, as collateral for repurchase agreements. See Note 11 - Repurchase Agreements.
At March 31, 2022 and December 31, 2021, the Company did not have any securities purchased from and financed with the same counterparty that did not meet the conditions of ASC 860, Transfers and Servicing, to be considered linked transactions and, therefore, classified as derivatives.
The Company is not required to consolidate VIEs for which it has concluded it does not have both the power to direct the activities of the VIEs that most significantly impact the entities’ performance, and the obligation to absorb losses or the right to receive benefits of the entities that could be significant. The Company’s investments in these unconsolidated VIEs include all non-Agency securities, which are classified within available-for-sale securities, at fair value on the condensed consolidated balance sheets. As of March 31, 2022 and December 31, 2021, the carrying value, which also represents the maximum exposure to loss, of all non-Agency securities in unconsolidated VIEs was $12.5 million and $12.3 million, respectively.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
The following tables present the amortized cost and carrying value of AFS securities by collateral type as of March 31, 2022 and December 31, 2021:

	March 31, 2022
(in thousands)	Principal/ Current Face	Un-amortized Premium	Accretable Purchase Discount	Amortized Cost	Allowance for Credit Losses	Unrealized Gain	Unrealized Loss	Carrying Value
Agency:
Principal and interest	$6,674,287	$291,087	$(12)	$6,965,362	$—	$21,881	$(186,039)	$6,801,204
Interest-only	2,016,996	157,625	—	157,625	(11,567)	17,047	(6,121)	156,984
Total Agency	8,691,283	448,712	(12)	7,122,987	(11,567)	38,928	(192,160)	6,958,188
Non-Agency	1,823,102	15,770	(25)	16,519	(6)	304	(4,287)	12,530
Total	$10,514,385	$464,482	$(37)	$7,139,506	$(11,573)	$39,232	$(196,447)	$6,970,718

	December 31, 2021
(in thousands)	Principal/ Current Face	Un-amortized Premium	Accretable Purchase Discount	Amortized Cost	Allowance for Credit Losses	Unrealized Gain	Unrealized Loss	Carrying Value
Agency:
Principal and interest	$6,411,363	$270,699	$(12)	$6,682,050	$—	$171,308	$(4,855)	$6,848,503
Interest-only	3,198,447	305,577	—	305,577	(12,851)	20,699	(12,529)	300,896
Total Agency	9,609,810	576,276	(12)	6,987,627	(12,851)	192,007	(17,384)	7,149,399
Non-Agency	1,940,815	16,533	(27)	17,386	(1,387)	33	(3,728)	12,304
Total	$11,550,625	$592,809	$(39)	$7,005,013	$(14,238)	$192,040	$(21,112)	$7,161,703

The following table presents the Company’s AFS securities according to their estimated weighted average life classifications as of March 31, 2022:

	March 31, 2022
(in thousands)	Agency	Non-Agency	Total
< 1 year	$1,216	$—	$1,216
≥ 1 and < 3 years	55,273	1,144	56,417
≥ 3 and < 5 years	322,925	1,308	324,233
≥ 5 and < 10 years	6,577,846	10,078	6,587,924
≥ 10 years	928	—	928
Total	$6,958,188	$12,530	$6,970,718

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
Measurement of Allowances for Credit Losses on AFS Securities
The Company uses a discounted cash flow method to estimate and recognize an allowance for credit losses on both Agency and non-Agency AFS securities that are not accounted for under the fair value option. The following table presents the changes for the three months ended March 31, 2022 and 2021 in the allowance for credit losses on Agency and non-Agency AFS securities:

	Three Months Ended			Three Months Ended
	March 31, 2022			March 31, 2021
(in thousands)	Agency	Non-Agency	Total	Agency	Non-Agency	Total
Allowance for credit losses at beginning of period	$(12,851)	$(1,387)	$(14,238)	$(17,889)	$(4,639)	$(22,528)
Additions on securities for which credit losses were not previously recorded	(2)	—	(2)	(20)	—	(20)
(Increase) decrease on securities with previously recorded credit losses	(2,493)	1,381	(1,112)	(1,840)	2,995	1,155
Write-offs	3,779	—	3,779	3,050	173	3,223
Allowance for credit losses at end of period	$(11,567)	$(6)	$(11,573)	$(16,699)	$(1,471)	$(18,170)

The following tables present the components comprising the carrying value of AFS securities for which an allowance for credit losses has not been recorded by length of time that the securities had an unrealized loss position as of March 31, 2022 and December 31, 2021. At March 31, 2022 and December 31, 2021, the Company held 755 and 756 AFS securities, respectively; of the securities for which an allowance for credit losses has not been recorded, 241 and 45 were in an unrealized loss position for less than twelve consecutive months. At both March 31, 2022 and December 31, 2021, none of the Company’s AFS securities were in an unrealized loss position for more than twelve months without an allowance for credit losses recorded.

	March 31, 2022
	Unrealized Loss Position for
	Less than 12 Months		12 Months or More		Total
(in thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Agency	$5,145,937	$(188,535)	$—	$—	$5,145,937	$(188,535)
Non-Agency	8,865	(4,168)	—	—	8,865	(4,168)
Total	$5,154,802	$(192,703)	$—	$—	$5,154,802	$(192,703)

	December 31, 2021
	Unrealized Loss Position for
	Less than 12 Months		12 Months or More		Total
(in thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Agency	$2,371,216	$(12,031)	$—	$—	$2,371,216	$(12,031)
Non-Agency	9,613	(1,230)	—	—	9,613	(1,230)
Total	$2,380,829	$(13,261)	$—	$—	$2,380,829	$(13,261)

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
Gross Realized Gains and Losses
Gains and losses from the sale of AFS securities are recorded as realized gains (losses) within (loss) gain on investment securities in the Company’s condensed consolidated statements of comprehensive loss. The following table presents details around sales of AFS securities during the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,
(in thousands)	2022	2021
Proceeds from sales of available-for-sale securities	$2,012,620	$2,050,943
Amortized cost of available-for-sale securities sold	(2,067,471)	(1,984,745)
Total realized (losses) gains on sales, net	$(54,851)	$66,198

Gross realized gains	$14,695	$66,217
Gross realized losses	(69,546)	(19)
Total realized (losses) gains on sales, net	$(54,851)	$66,198

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
The following table summarizes activity related to MSR for the three months ended March 31, 2022 and 2021.

	Three Months Ended
	March 31,
(in thousands)	2022	2021
Balance at beginning of period	$2,191,578	$1,596,153
Purchases of mortgage servicing rights	484,805	175,223
Changes in fair value due to:
Changes in valuation inputs or assumptions used in the valuation model (1)	524,913	501,693
Other changes in fair value (2)	(114,289)	(174,255)
Other changes (3)	2,956	(7,053)
Balance at end of period (4)	$3,089,963	$2,091,761
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

At March 31, 2022 and December 31, 2021, the Company pledged MSR with a carrying value of $2.8 billion and $2.1 billion, respectively, as collateral for repurchase agreements, revolving credit facilities and term notes payable. See Note 11 - Repurchase Agreements, Note 12 - Revolving Credit Facilities and Note 13 - Term Notes Payable.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
As of March 31, 2022 and December 31, 2021, the key economic assumptions and sensitivity of the fair value of MSR to immediate 10% and 20% adverse changes in these assumptions were as follows:

(dollars in thousands, except per loan data)	March 31, 2022	December 31, 2021
Weighted average prepayment speed:	9.0%	12.9%
Impact on fair value of 10% adverse change	$(103,050)	$(110,222)
Impact on fair value of 20% adverse change	$(202,454)	$(210,406)
Weighted average delinquency:	0.9%	1.3%
Impact on fair value of 10% adverse change	$(5,021)	$(3,470)
Impact on fair value of 20% adverse change	$(10,058)	$(6,947)
Weighted average option-adjusted spread:	5.0%	4.7%
Impact on fair value of 10% adverse change	$(61,150)	$(42,188)
Impact on fair value of 20% adverse change	$(12,065)	$(82,126)
Weighted average per loan annual cost to service:	$68.12	$66.76
Impact on fair value of 10% adverse change	$(29,046)	$(25,919)
Impact on fair value of 20% adverse change	$(60,100)	$(51,911)

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
Mortgage Servicing Income
The following table presents the components of servicing income recorded on the Company’s condensed consolidated statements of comprehensive loss for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,
(in thousands)	2022	2021
Servicing fee income	$135,214	$105,165
Ancillary and other fee income	470	616
Float income	942	1,338
Total	$136,626	$107,119

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
Mortgage Servicing Advances
As the servicer of record for the MSR assets, the Company may be required to advance principal and interest payments to security holders, and intermittent tax and insurance payments to local authorities and insurance companies on mortgage loans that are in forbearance, delinquency or default. The Company is responsible for funding these advances, potentially for an extended period of time, before receiving reimbursement from Fannie Mae and Freddie Mac. Servicing advances are priority cash flows in the event of a loan principal reduction or foreclosure and ultimate liquidation of the real estate-owned property, thus making their collection reasonably assured. These servicing advances totaled $120.8 million and $130.6 million and were included in other assets on the condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021, respectively. At March 31, 2022 and December 31, 2021, mortgage loans in 60+ day delinquent status (whether or not subject to forbearance) accounted for approximately 1.0% and 1.3%, respectively, of the aggregate principal balance of loans for which the Company had servicing advance funding obligations.
The Company has one revolving credit facility to finance its servicing advance obligations. At March 31, 2022 and December 31, 2021, the Company had pledged servicing advances with a carrying value of $41.8 million and $33.8 million, respectively, as collateral for this revolving credit facility. See Note 12 - Revolving Credit Facilities.
Serviced Mortgage Assets
The Company’s total serviced mortgage assets consist of residential mortgage loans underlying its MSR assets, off-balance sheet residential mortgage loans owned by other entities for which the Company acts as servicing administrator and other assets. The following table presents the number of loans and unpaid principal balance of the mortgage assets for which the Company manages the servicing as of March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021
(dollars in thousands)	Number of Loans	Unpaid Principal Balance	Number of Loans	Unpaid Principal Balance
Mortgage servicing rights	909,562	$229,415,913	796,205	$193,770,566
Residential mortgage loans	715	422,065	868	519,270
Other assets	1	25	2	40
Total serviced mortgage assets	910,278	$229,838,003	797,075	$194,289,876

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
The following table presents the Company’s restricted cash balances as of March 31, 2022 and December 31, 2021:

(in thousands)	March 31, 2022	December 31, 2021
Restricted cash balances held by trading counterparties:
For securities trading activity	$13,649	$23,800
For derivatives trading activity	259,510	136,271
For servicing activities	25,070	26,704
As restricted collateral for borrowings	557,641	747,979
Total restricted cash balances held by trading counterparties	855,870	934,754
Restricted cash balance pursuant to letter of credit on office lease	60	60
Total	$855,930	$934,814

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the Company’s condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021 that sum to the total of the same such amounts shown in the statements of cash flows:

(in thousands)	March 31, 2022	December 31, 2021
Cash and cash equivalents	$620,214	$1,153,856
Restricted cash	855,930	934,814
Total cash, cash equivalents and restricted cash	$1,476,144	$2,088,670

Note 7. Derivative Instruments and Hedging Activities
The Company enters into a variety of derivative and non-derivative instruments in connection with its risk management activities. The primary objective for executing these derivative and non-derivative instruments is to mitigate the Company’s economic exposure to future events that are outside its control, principally cash flow volatility associated with interest rate risk (including associated prepayment risk). Specifically, the Company enters into derivative and non-derivative instruments to economically hedge interest rate risk or “duration mismatch (or gap)” by adjusting the duration of its floating-rate borrowings into fixed-rate borrowings to more closely match the duration of its assets. This particularly applies to floating-rate borrowing agreements with maturities or interest rate resets of less than six months. Typically, the interest receivable terms (e.g., LIBOR, Overnight Index Swap Rate, or OIS, or SOFR) of certain derivatives match the terms of the underlying debt, resulting in an effective conversion of the rate of the related borrowing agreement from floating to fixed. The objective is to manage the cash flows associated with current and anticipated interest payments on borrowings, as well as the ability to roll or refinance borrowings at the desired amount by adjusting the duration.
To help manage the adverse impact of interest rate changes on the value of the Company’s portfolio as well as its cash flows, the Company may, at times, enter into various forward contracts, including short securities, Agency to-be-announced securities, or TBAs, options, futures, swaps, caps and total return swaps. In executing on the Company’s current risk management strategy, the Company has entered into TBAs, interest rate swap and swaption agreements, U.S. Treasury and Eurodollar futures and options on U.S. Treasury futures. The Company has also entered into a number of non-derivative instruments to manage interest rate risk, principally MSR and interest-only securities (see discussion below).
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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
The following tables present the gross fair value and notional amounts of the Company’s derivative financial instruments treated as trading derivatives as of March 31, 2022 and December 31, 2021:

	March 31, 2022
	Derivative Assets		Derivative Liabilities
(in thousands)	Fair Value	Notional	Fair Value	Notional
Inverse interest-only securities	$30,622	$232,218	$—	$—
Interest rate swap agreements	—	24,299,647	—	—
Swaptions, net	15,584	(114,000)	(108,658)	(2,647,000)
TBAs	12,290	3,570,000	(18,871)	1,052,000
U.S. Treasury and Eurodollar futures, net	—	(7,742,850)	—	226,200
Options on U.S. Treasury futures, net	—	2,000	—	—
Total	$58,496	$20,247,015	$(127,529)	$(1,368,800)

	December 31, 2021
	Derivative Assets		Derivative Liabilities
(in thousands)	Fair Value	Notional	Fair Value	Notional
Inverse interest-only securities	$41,367	$247,101	$—	$—
Interest rate swap agreements	—	20,387,300	—	—
Swaptions, net	—	—	(51,743)	(1,761,000)
TBAs	3,405	3,523,000	(1,915)	593,000
U.S. Treasury and Eurodollar futures, net	35,362	(5,829,600)	—	—
Total	$80,134	$18,327,801	$(53,658)	$(1,168,000)

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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
The following table summarizes the location and amount of gains and losses on derivative instruments reported in the condensed consolidated statements of comprehensive loss:

Derivative Instruments	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		Three Months Ended
(in thousands)		March 31,
		2022	2021
Interest rate risk management:
TBAs	Loss on other derivative instruments	$(198,836)	$(187,946)
U.S. Treasury and Eurodollar futures	Loss on other derivative instruments	106,095	(85,141)
Options on U.S. Treasury futures	Loss on other derivative instruments	(2,066)	—
Interest rate swaps - Payers	Loss on interest rate swap and swaption agreements	437,160	80,313
Interest rate swaps - Receivers	Loss on interest rate swap and swaption agreements	(477,139)	(106,373)
Swaptions	Loss on interest rate swap and swaption agreements	1,938	10,461
Non-risk management:
Inverse interest-only securities	Loss on other derivative instruments	(6,955)	(2,924)
Total		$(139,803)	$(291,610)

For the three months ended March 31, 2022 and 2021, the Company recognized $0.7 million of expense and $1.7 million of income, respectively, for the accrual and/or settlement of the net interest expense associated with its interest rate swaps and caps. The income resulted from paying either a fixed interest rate or a floating interest rate (OIS or SOFR) and receiving either a floating interest rate (OIS or SOFR) or a fixed interest rate on an average $24.5 billion and $13.5 billion notional, respectively.
The following tables present information with respect to the volume of activity in the Company’s derivative instruments during the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31, 2022
(in thousands)	Beginning of Period Notional Amount	Additions	Settlement, Termination, Expiration or Exercise	End of Period Notional Amount	Average Notional Amount	Realized Gain (Loss), net (1)
Inverse interest-only securities	$247,101	$—	$(14,883)	$232,218	$240,044	$(1,765)
Interest rate swap agreements	20,387,300	10,791,805	(6,879,458)	24,299,647	24,538,895	(56,264)
Swaptions, net	(1,761,000)	(1,000,000)	—	(2,761,000)	(2,244,333)	—
TBAs, net	4,116,000	20,518,000	(20,012,000)	4,622,000	3,611,400	(190,765)
U.S. Treasury and Eurodollar futures, net	(5,829,600)	(4,866,100)	3,179,050	(7,516,650)	(9,786,491)	(2,113)
Options on U.S. Treasury futures, net	—	2,000	—	2,000	622	—
Total	$17,159,801	$25,445,705	$(23,727,291)	$18,878,215	$16,360,137	$(250,907)

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

	Three Months Ended March 31, 2021
(in thousands)	Beginning of Period Notional Amount	Additions	Settlement, Termination, Expiration or Exercise	End of Period Notional Amount	Average Notional Amount	Realized Gain (Loss), net (1)
Inverse interest-only securities	$318,162	$—	$(17,565)	$300,597	$310,289	$62
Interest rate swap agreements	12,646,341	3,112,507	(537,251)	15,221,597	13,476,318	(8,595)
Swaptions, net	3,750,000	—	(3,750,000)	—	322,222	2,245
TBAs, net	5,197,000	20,802,000	(21,199,000)	4,800,000	5,304,567	(163,523)
U.S. Treasury and Eurodollar futures, net	2,021,100	970,300	(4,176,500)	(1,185,100)	573,478	(70,897)
Total	$23,932,603	$24,884,807	$(29,680,316)	$19,137,094	$19,986,874	$(240,708)
____________________
(1)Excludes net interest paid or received in full settlement of the net interest spread liability.

Cash flow activity related to derivative instruments is reflected within the operating activities and investing activities sections of the condensed consolidated statements of cash flows. Realized gains and losses and derivative fair value adjustments are reflected within the realized and unrealized loss on interest rate swaps and swaptions and unrealized (gains) losses on other derivative instruments line items within the operating activities section of the condensed consolidated statements of cash flows. The remaining cash flow activity related to derivative instruments is reflected within the short sales (purchases) of other derivative instruments, proceeds from sales and settlements (payments for termination and settlement) of derivative instruments, net and (decrease) increase in due to counterparties, net line items within the investing activities section of the condensed consolidated statements of cash flows.
Interest Rate Sensitive Assets/Liabilities
The Company’s Agency RMBS portfolio is generally subject to change in value when interest rates decline or increase, depending on the type of investment. Rising interest rates generally result in a decline in the value of the Company’s fixed-rate Agency principal and interest (P&I) RMBS. To mitigate the impact of this risk on the Company’s fixed-rate Agency P&I RMBS portfolio, the Company maintains a portfolio of fixed-rate interest-only securities and MSR, which increase in value when interest rates increase. As of March 31, 2022 and December 31, 2021, the Company had $125.7 million and $274.1 million, respectively, of interest-only securities, and $3.1 billion and $2.2 billion, respectively, of MSR in place to primarily hedge its Agency RMBS. Interest-only securities are included in AFS securities, at fair value, in the condensed consolidated balance sheets.
The Company monitors its borrowings under repurchase agreements and revolving credit facilities, which are generally floating-rate debt, in relation to the rate profile of its portfolio. In connection with its risk management activities, the Company enters into a variety of derivative and non-derivative instruments to economically hedge interest rate risk or duration mismatch (or gap) by adjusting the duration of its floating-rate borrowings into fixed-rate borrowings to more closely match the duration of its assets. This particularly applies to borrowing agreements with maturities or interest rate resets of less than six months. Typically, the interest receivable terms (e.g., LIBOR, OIS or SOFR) of certain derivatives match the terms of the underlying debt, resulting in an effective conversion of the rate of the related borrowing agreement from floating to fixed. The objective is to manage the cash flows associated with current and anticipated interest payments on borrowings, as well as the ability to roll or refinance borrowings at the desired amount by adjusting the duration. To help manage the adverse impact of interest rate changes on the value of the Company’s portfolio as well as its cash flows, the Company may, at times, enter into various forward contracts, including short securities, TBAs, options, futures, swaps, caps, credit default swaps and total return swaps. In executing on the Company’s current interest rate risk management strategy, the Company has entered into TBAs, interest rate swap and swaption agreements, U.S. Treasury and Eurodollar futures and options on U.S. Treasury futures.
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
The Company may hold both long and short notional TBA positions, which are disclosed on a gross basis according to the unrealized gain or loss position of each TBA contract regardless of long or short notional position. The following tables present the notional amount, cost basis, market value and carrying value (which approximates fair value) of the Company’s TBA positions as of March 31, 2022 and December 31, 2021:

	March 31, 2022
				Net Carrying Value (4)
(in thousands)	Notional Amount (1)	Cost Basis (2)	Market Value (3)	Derivative Assets	Derivative Liabilities
Purchase contracts	$5,443,000	$5,547,530	$5,534,648	$5,989	$(18,871)
Sale contracts	(821,000)	(810,304)	(804,003)	6,301	—
TBAs, net	$4,622,000	$4,737,226	$4,730,645	$12,290	$(18,871)

	December 31, 2021
				Net Carrying Value (4)
(in thousands)	Notional Amount (1)	Cost Basis (2)	Market Value (3)	Derivative Assets	Derivative Liabilities
Purchase contracts	$4,116,000	$4,238,881	$4,240,371	$3,405	$(1,915)
Sale contracts	—	—	—	—	—
TBAs, net	$4,116,000	$4,238,881	$4,240,371	$3,405	$(1,915)
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

U.S. Treasury and Eurodollar Futures. The Company may use U.S. Treasury and Eurodollar futures independently, or in conjunction with other derivative and non-derivative instruments, in order to mitigate risks. The following table summarizes certain characteristics of the Company’s U.S. Treasury and Eurodollar futures as of March 31, 2022 and December 31, 2021:

(dollars in thousands)	March 31, 2022			December 31, 2021
Type & Maturity	Notional Amount	Carrying Value	Weighted Average Days to Expiration	Notional Amount	Carrying Value	Weighted Average Days to Expiration
U.S. Treasury futures - 10 year	$(238,400)	$—	91	$687,900	$1,809	90
Eurodollar futures - 3 month
≤ 1 year	(4,707,000)	—	232	(3,582,000)	15,121	213
> 1 and ≤ 2 years	(2,238,250)	—	550	(2,269,500)	14,952	560
> 2 and ≤ 3 years	(333,000)	—	809	(666,000)	3,480	854
Total futures	$(7,516,650)	$—	327	$(5,829,600)	$35,362	370

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
Options on U.S. Treasury futures. The Company may use put and call options on U.S. Treasury futures independently, or in conjunction with other derivative and non-derivative instruments, in order to mitigate risks. The following table summarizes certain characteristics of the Company’s options on U.S. Treasury futures as of March 31, 2022 and December 31, 2021:

(dollars in thousands)	March 31, 2022			December 31, 2021
Type & Maturity	Notional Amount	Carrying Value	Weighted Average Days to Expiration	Notional Amount	Carrying Value	Weighted Average Days to Expiration
Call options on U.S. Treasury futures - 10 year	$2,000	$—	50	$—	$—	0

Interest Rate Swap Agreements. The Company may use interest rate swaps independently, or in conjunction with other derivative and non-derivative instruments, in order to mitigate risks. As of March 31, 2022 and December 31, 2021, the Company held the following interest rate swaps that were utilized as economic hedges of interest rate exposure (or duration) whereby the Company receives interest at a floating interest rate (OIS or SOFR):

(notional in thousands)
March 31, 2022
Swaps Maturities	Notional Amount	Weighted Average Fixed Pay Rate	Weighted Average Receive Rate	Weighted Average Maturity (Years)
2022	$7,415,818	0.042%	0.330%	0.41
2023	2,582,084	0.113%	0.325%	1.26
2024	499,213	0.948%	0.290%	1.80
2025	377,610	1.030%	0.290%	3.71
2026 and Thereafter	6,697,788	1.418%	0.299%	6.90
Total	$17,572,513	0.624%	0.315%	3.12

(notional in thousands)
December 31, 2021
Swaps Maturities	Notional Amount	Weighted Average Fixed Pay Rate	Weighted Average Receive Rate	Weighted Average Maturity (Years)
2022	$7,415,818	0.420%	0.070%	0.66
2023	2,582,084	0.113%	0.068%	1.51
2024	—	—%	—%	0.00
2025	377,610	1.030%	0.050%	3.96
2026 and Thereafter	2,782,057	0.652%	0.063%	6.56
Total	$13,157,569	0.213%	0.067%	2.17

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
Additionally, as of March 31, 2022 and December 31, 2021, the Company held the following interest rate swaps in order to mitigate mortgage interest rate exposure (or duration) risk whereby the Company pays interest at a floating interest rate (OIS or SOFR):

(notional in thousands)
March 31, 2022
Swaps Maturities	Notional Amounts	Weighted Average Pay Rate	Weighted Average Fixed Receive Rate	Weighted Average Maturity (Years)
2022	$—	—%	—%	0.00
2023	2,221,658	0.330%	0.118%	0.94
2024	—	—%	—%	0.00
2025	—	—%	—%	0.00
2026 and Thereafter	4,505,476	0.305%	1.148%	8.64
Total	$6,727,134	0.313%	0.808%	6.10

(notional in thousands)
December 31, 2021
Swaps Maturities	Notional Amounts	Weighted Average Pay Rate	Weighted Average Fixed Receive Rate	Weighted Average Maturity (Years)
2022	$2,221,658	0.070%	0.118%	1.19
2023	—	—%	—%	0.00
2024	—	—%	—%	0.00
2025	—	—%	—%	0.00
2026 and Thereafter	5,008,073	0.058%	1.049%	10.00
Total	$7,229,731	0.062%	0.763%	7.29

Interest Rate Swaptions. The Company may use interest rate swaptions (which provide the option to enter into interest rate swap agreements for a predetermined notional amount, stated term and pay and receive interest rates in the future) independently, or in conjunction with other derivative and non-derivative instruments, in order to mitigate risks. As of March 31, 2022 and December 31, 2021, the Company had the following outstanding interest rate swaptions:

	March 31, 2022
(notional and dollars in thousands)	Option				Underlying Swap
Swaption	Expiration	Cost Basis	Fair Value	Average Months to Expiration	Notional Amount	Average Fixed Rate (1)	Average Term (Years)
Purchase contracts:
Payer	< 6 Months	$11,314	$21,175	2.32	$886,000	2.26%	10.0
Sale contracts:
Payer	≥ 6 Months	$(47,963)	$(63,404)	15.45	$(1,280,000)	1.82%	10.0
Receiver	< 6 Months	$(10,640)	$(205)	2.31	$(1,087,000)	1.26%	10.0
Receiver	≥ 6 Months	$(47,963)	$(50,640)	20.37	$(1,280,000)	1.82%	10.0

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

	December 31, 2021
(notional and dollars in thousands)	Option				Underlying Swap
Swaption	Expiration	Cost	Fair Value	Average Months to Expiration	Notional Amount	Average Fixed Rate (1)	Average Term (Years)
Purchase contracts:
Payer	< 6 Months	$11,314	$3,539	5.33	$886,000	2.26%	10.0
Sale contracts:
Payer	≥ 6 Months	$(26,329)	$(23,958)	17.79	$(780,000)	1.72%	10.0
Receiver	< 6 Months	$(10,640)	$(6,856)	5.11	$(1,087,000)	1.26%	10.0
Receiver	≥ 6 Months	$(26,329)	$(24,468)	18.91	$(780,000)	1.72%	10.0
____________________
(1)As of March 31, 2022, 22.1% and 77.9% of the underlying swap floating rates were tied to SOFR and 3-Month LIBOR, respectively. As of December 31, 2021, 100% of the underlying swap floating rates were tied to 3-Month LIBOR.

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
Derivative financial instruments contain an element of credit risk if counterparties are unable to meet the terms of the agreements. Credit risk associated with derivative financial instruments is measured as the net replacement cost should the counterparties that owe the Company under such contracts completely fail to perform under the terms of these contracts, assuming there are no recoveries of underlying collateral, as measured by the market value of the derivative financial instruments. As of March 31, 2022, the fair value of derivative financial instruments as an asset and liability position was $58.5 million and $127.5 million, respectively.
The Company attempts to mitigate its credit risk exposure on derivative financial instruments by limiting its counterparties to banks and financial institutions that meet established internal credit guidelines. The Company also seeks to spread its credit risk exposure across multiple counterparties in order to reduce its exposure to any single counterparty. Additionally, the Company reduces credit risk on the majority of its derivative instruments by entering into agreements that permit the closeout and netting of transactions with the same counterparty or clearing agency upon the occurrence of certain events. To further mitigate the risk of counterparty default, the Company maintains collateral agreements with certain of its counterparties and clearing agencies, which require both parties to maintain cash deposits in the event the fair values of the derivative financial instruments exceed established thresholds. The Company’s centrally cleared interest rate swaps and exchange-traded U.S. Treasury and Eurodollar futures and options on U.S. Treasury futures require the Company to post an “initial margin” amount determined by the clearing exchange, which is generally intended to be set at a level sufficient to protect the exchange from the derivative instrument’s maximum estimated single-day price movement. The Company also exchanges “variation margin” based upon daily changes in fair value, as measured by the exchange. The exchange of variation margin is considered a settlement of the derivative instrument, as opposed to pledged collateral. Accordingly, the Company accounts for the receipt or payment of variation margin as a direct reduction to the carrying value of the centrally cleared or exchange-traded derivative asset or liability.

Note 8. Reverse Repurchase Agreements
As of March 31, 2022 and December 31, 2021, the Company had $131.5 million and $129.2 million in amounts due to counterparties as collateral for reverse repurchase agreements that could be pledged, delivered or otherwise used, with a fair value of $138.6 million and $134.7 million, respectively.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
Note 9. Offsetting Assets and Liabilities
Certain of the Company’s repurchase agreements are governed by underlying agreements that provide for a right of setoff in the event of default by either party to the agreement. The Company also has netting arrangements in place with all derivative counterparties pursuant to standard documentation developed by the International Swap and Derivatives Association, or ISDA, or central clearing exchange agreements. The Company and the counterparty or clearing agency are required to post cash collateral based upon the net underlying market value of the Company’s open positions with the counterparty. Additionally, the Company’s centrally cleared interest rate swaps and exchange-traded U.S. Treasury and Eurodollar futures and options on U.S. Treasury futures require the Company to post an initial margin amount determined by the clearing exchange, which is generally intended to be set at a level sufficient to protect the exchange from the derivative instrument’s maximum estimated single-day price movement. The Company also exchanges variation margin based upon daily changes in fair value, as measured by the exchange.
Under U.S. GAAP, if the Company has a valid right of setoff, it may offset the related asset and liability and report the net amount. Based on rules governing certain central clearing and exchange-trading activities, the exchange of variation margin is considered a settlement of the derivative instrument, as opposed to pledged collateral. Accordingly, the Company accounts for the receipt or payment of variation margin on Chicago Mercantile Exchange, or CME, and London Clearing House, or LCH, cleared positions as a direct reduction to the carrying value of the centrally cleared or exchange-traded derivative asset or liability. The receipt or payment of initial margin is accounted for separate from the derivative asset or liability.
Reverse repurchase agreements and repurchase agreements with the same counterparty and the same maturity are presented net in the Company’s condensed consolidated balance sheets when the terms of the agreements meet the criteria to permit netting. The Company reports cash flows on repurchase agreements as financing activities and cash flows on reverse repurchase agreements as investing activities in the condensed consolidated statements of cash flows. The Company presents derivative assets and liabilities (other than centrally cleared or exchange-traded derivative instruments) subject to master netting arrangements or similar agreements on a net basis, based on derivative type and counterparty, in its condensed consolidated balance sheets. Separately, the Company presents cash collateral subject to such arrangements (other than variation margin on centrally cleared or exchange-traded derivative instruments) on a net basis, based on counterparty, in its condensed consolidated balance sheets. However, the Company does not offset repurchase agreements, reverse repurchase agreements or derivative assets and liabilities (other than centrally cleared or exchange-traded derivative instruments) with the associated cash collateral on its condensed consolidated balance sheets.
The following tables present information about the Company’s assets and liabilities that are subject to master netting arrangements or similar agreements and can potentially be offset on the Company’s condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021:

	March 31, 2022
				Gross Amounts Not Offset with Financial Assets (Liabilities) in the Balance Sheets (1)
(in thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Balance Sheets	Net Amounts of Assets (Liabilities) Presented in the Balance Sheets	Financial Instruments	Cash Collateral (Received) Pledged	Net Amount
Assets
Derivative assets	$615,086	$(556,590)	$58,496	$(58,496)	$—	$—
Reverse repurchase agreements	138,625	—	138,625	—	(131,543)	7,082
Total Assets	$753,711	$(556,590)	$197,121	$(58,496)	$(131,543)	$7,082
Liabilities
Repurchase agreements	$(7,872,656)	$—	$(7,872,656)	$7,872,656	$—	$—
Derivative liabilities	(684,119)	556,590	(127,529)	58,496	—	(69,033)
Total Liabilities	$(8,556,775)	$556,590	$(8,000,185)	$7,931,152	$—	$(69,033)

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
The Company classified 99.8% and 0.2% of its AFS securities as Level 2 and Level 3 fair value assets, respectively, at March 31, 2022.
Mortgage servicing rights. The Company holds a portfolio of MSR that are carried at fair value on the condensed consolidated balance sheets. The Company determines fair value of its MSR based on prices obtained from third-party pricing vendors. Although MSR transactions may be observable in the marketplace, the details of those transactions are not necessarily reflective of the value of the Company’s MSR portfolio. Third-party vendors use both observable market data and unobservable market data (including forecasted prepayment speeds, delinquency levels, option-adjusted spread, or OAS, and cost to service) as inputs into models, which help to inform their best estimates of fair value market price. As a result, the Company classified 100% of its MSR as Level 3 fair value assets at March 31, 2022.
Derivative instruments. The Company may enter into a variety of derivative financial instruments as part of its hedging strategies. The Company principally executes over-the-counter, or OTC, derivative contracts, such as interest rate swaps and swaptions. The Company utilizes third-party brokers to value its financial derivative instruments. The Company classified 100% of the interest rate swaps and swaptions reported at fair value as Level 2 at March 31, 2022.
The Company may also enter into certain other derivative financial instruments, such as inverse interest-only securities, TBAs, U.S. Treasury and Eurodollar futures and options on U.S. Treasury futures. The Company utilizes third-party pricing vendors to value inverse interest-only securities, as these instruments are similar in form to the Company’s AFS securities. The Company classified 100% of its inverse interest-only securities at fair value as Level 2 at March 31, 2022. TBAs, U.S. Treasury and Eurodollar futures and options on U.S. Treasury futures are considered to be active markets such that participants transact with sufficient frequency and volume to provide transparent pricing information for identical instruments. The Company utilizes third-party pricing vendors to value TBAs, U.S. Treasury and Eurodollar futures and options on U.S. Treasury futures. The Company reported 100% of its TBAs, U.S. Treasury and Eurodollar futures and options on U.S. Treasury futures as Level 1 as of March 31, 2022.
The Company’s policy is to minimize credit exposure related to financial derivatives used for hedging by limiting the hedge counterparties to major banks, financial institutions, exchanges, and private investors who meet established capital and credit guidelines as well as by limiting the amount of exposure to any individual counterparty.
The Company has netting arrangements in place with all derivative counterparties pursuant to standard documentation developed by ISDA or central clearing exchange agreements. Additionally, both the Company and the counterparty or clearing agency are required to post cash margin based upon the net underlying market value of the Company’s open positions with the counterparty. Posting of cash margin typically occurs daily, subject to certain dollar thresholds. Due to the existence of netting arrangements, as well as frequent cash margin posting at low posting thresholds, credit exposure to the Company and/or to the counterparty or clearing agency is considered materially mitigated. Based on the Company’s assessment, there is no requirement for any additional adjustment to derivative valuations specifically for credit.

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

	Recurring Fair Value Measurements
	March 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	$—	$6,958,188	$12,530	$6,970,718
Mortgage servicing rights	—	—	3,089,963	3,089,963
Derivative assets	12,290	46,206	—	58,496
Total assets	$12,290	$7,004,394	$3,102,493	$10,119,177
Liabilities:
Derivative liabilities	$18,871	$108,658	$—	$127,529
Total liabilities	$18,871	$108,658	$—	$127,529

	Recurring Fair Value Measurements
	December 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	$—	$7,149,399	$12,304	$7,161,703
Mortgage servicing rights	—	—	2,191,578	2,191,578
Derivative assets	38,767	41,367	—	80,134
Total assets	$38,767	$7,190,766	$2,203,882	$9,433,415
Liabilities:
Derivative liabilities	$1,915	$51,743	$—	$53,658
Total liabilities	$1,915	$51,743	$—	$53,658

The Company may be required to measure certain assets or liabilities at fair value from time to time. These periodic fair value measures typically result from application of certain impairment measures under U.S. GAAP. These items would constitute nonrecurring fair value measures under ASC 820. As of March 31, 2022, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis in the periods presented.
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
Securities that are priced using third-party broker quotations are valued at the bid price (in the case of long positions) or the ask price (in the case of short positions) at the close of trading on the date as of which value is determined. Exchange-traded securities for which no bid or ask price is available are valued at the last traded price. OTC derivative contracts, including interest rate swap and swaption agreements, are valued by the Company using observable inputs, specifically quotations received from third-party brokers. Exchange-traded derivative instruments, including U.S. Treasury and Eurodollar futures and options on U.S. Treasury futures, are valued based on quoted prices for identical instruments in active markets.
The following table presents the reconciliation for the Company’s Level 3 assets measured at fair value on a recurring basis:

	Three Months Ended

	March 31, 2022
(in thousands)	Available-For-Sale Securities		Mortgage Servicing Rights
Beginning of period level 3 fair value	$12,304		$2,191,578
Gains (losses) included in net income:
Realized	(868)		(114,289)
Unrealized	927	(1)	524,913	(2)
Reversal of (provision for) credit losses	1,381		—
Net gains (losses) included in net income	1,440		410,624
Other comprehensive loss	(1,214)		—
Purchases	—		484,805
Sales	—		—
Settlements	—		2,956
Gross transfers into level 3	—		—
Gross transfers out of level 3	—		—
End of period level 3 fair value	$12,530		$3,089,963
Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$927	(3)	$519,972	(4)
Change in unrealized gains or losses for the period included in other comprehensive (loss) income for assets held at the end of the reporting period	$(287)		$—
____________________
(1)The change in unrealized gains or losses on available-for-sale securities accounted for under the fair value option was recorded in (loss) gain on investment securities on the condensed consolidated statements of comprehensive loss.
(2)The change in unrealized gains or losses on MSR was recorded in gain on servicing asset on the condensed consolidated statements of comprehensive loss.
(3)The change in unrealized gains or losses on available-for-sale securities accounted for under the fair value option that were held at the end of the reporting period was recorded in (loss) gain on investment securities on the condensed consolidated statements of comprehensive loss.
(4)The change in unrealized gains or losses on MSR that were held at the end of the reporting period was recorded in gain on servicing asset on the condensed consolidated statements of comprehensive loss.

No transfers between Level 1, Level 2 or Level 3 were made during the three months ended March 31, 2022 and 2021. Transfers between Levels are deemed to take place on the first day of the reporting period in which the transfer has taken place.

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
The Company also used multiple third-party pricing vendors in the fair value measurement of its Level 3 MSR. The tables below present information about the significant unobservable market data used by the third-party pricing vendors as inputs into models utilized to inform their best estimates of the fair value measurement of the Company’s MSR classified as Level 3 fair value assets at March 31, 2022 and December 31, 2021:

March 31, 2022
Valuation Technique	Unobservable Input	Range			Weighted Average (1)
Discounted cash flow	Constant prepayment speed	7.8%	-	10.1%	9.0%
	Delinquency	0.9%	-	0.9%	0.9%
	Option-adjusted spread	4.8%	-	8.3%	5.0%
	Per loan annual cost to service	$67.07	-	$81.45	$68.12

December 31, 2021
Valuation Technique	Unobservable Input	Range			Weighted Average (1)
Discounted cash flow	Constant prepayment speed	10.0%	-	17.9%	12.9%
	Delinquency	0.9%	-	1.8%	1.3%
	Option-adjusted spread	4.6%	-	9.2%	4.7%
	Per loan annual cost to service	$66.04	-	$83.91	$66.76
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
•The carrying value of repurchase agreements and revolving credit facilities that mature in less than one year generally approximates fair value due to the short maturities. As of March 31, 2022, the Company had outstanding borrowings of $146.3 million under revolving credit facilities that are considered long-term. The Company’s long-term revolving credit facilities have floating rates based on an index plus a spread and the credit spread is typically consistent with those demanded in the market. Accordingly, the interest rates on these borrowings are at market and thus carrying value approximates fair value. The Company categorizes the fair value measurement of these liabilities as Level 2.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
•Convertible senior notes are carried at their unpaid principal balance, net of any unamortized deferred issuance costs. The Company estimates the fair value of its convertible senior notes using the market transaction price nearest to March 31, 2022. The Company categorizes the fair value measurement of these assets as Level 2.
The following table presents the carrying values and estimated fair values of assets and liabilities that are required to be recorded or disclosed at fair value at March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Available-for-sale securities	$6,970,718	$6,970,718	$7,161,703	$7,161,703
Mortgage servicing rights	$3,089,963	$3,089,963	$2,191,578	$2,191,578
Cash and cash equivalents	$620,214	$620,214	$1,153,856	$1,153,856
Restricted cash	$855,930	$855,930	$934,814	$934,814
Derivative assets	$58,496	$58,496	$80,134	$80,134
Reverse repurchase agreements	$138,625	$138,625	$134,682	$134,682
Other assets	$3,317	$3,317	$3,332	$3,332
Liabilities:
Repurchase agreements	$7,872,656	$7,872,656	$7,656,445	$7,656,445
Revolving credit facilities	$570,761	$570,761	$420,761	$420,761
Term notes payable	$397,074	$392,750	$396,776	$395,030
Convertible senior notes	$281,403	$282,032	$424,827	$435,774
Derivative liabilities	$127,529	$127,529	$53,658	$53,658

Note 11. Repurchase Agreements
As of March 31, 2022 and December 31, 2021, the Company had outstanding $7.9 billion and $7.7 billion, respectively, of repurchase agreements. Excluding the effect of the Company’s interest rate swaps, the repurchase agreements had a weighted average borrowing rate of 0.58% and 0.24% and weighted average remaining maturities of 80 and 67 days as of March 31, 2022 and December 31, 2021, respectively. The borrowing rates quoted by the Company’s repurchase agreement counterparties typically incorporate LIBOR or SOFR as the referenced rate, plus a spread. However, the trades are executed using the all-in rate with no reference to the index quoted. Additionally, all of the Company’s repurchase agreements mature prior to the phase out of LIBOR. See Note 2 - Basis of Presentation and Significant Accounting Policies for further discussion of the transition away from LIBOR.
At March 31, 2022 and December 31, 2021, the Company’s repurchase agreements had the following characteristics and remaining maturities:

	March 31, 2022
	Collateral Type
(in thousands)	Agency RMBS	Non-Agency Securities	Agency Derivatives	Mortgage Servicing Rights	Total Amount Outstanding
Within 30 days	$2,165,781	$—	$17,437	$—	$2,183,218
30 to 59 days	1,067,496	—	16,259	—	1,083,755
60 to 89 days	1,917,513	—	—	—	1,917,513
90 to 119 days	974,584	—	—	—	974,584
120 to 364 days	1,312,491	219	876	400,000	1,713,586
Total	$7,437,865	$219	$34,572	$400,000	$7,872,656
Weighted average borrowing rate	0.40%	1.97%	0.76%	3.88%	0.58%

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

The following table summarizes assets at carrying values that are pledged or restricted as collateral for the future payment obligations of the Company’s repurchase agreements:

(in thousands)	March 31, 2022	December 31, 2021
Available-for-sale securities, at fair value	$6,494,873	$7,009,449
Mortgage servicing rights, at fair value (1)	1,178,954	725,985
Restricted cash	557,441	747,779
Due from counterparties	666,056	30,764
Derivative assets, at fair value	29,302	39,609
Total	$8,926,626	$8,553,586
____________________
(1)MSR repurchase agreements are secured by a VFN issued in connection with the Company’s securitization of MSR, which is collateralized by the Company’s MSR.

Although the transactions under repurchase agreements represent committed borrowings until maturity, the respective lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets would require the Company to provide additional collateral or fund margin calls.
The following table summarizes certain characteristics of the Company’s repurchase agreements and counterparty concentration at March 31, 2022 and December 31, 2021:

	March 31, 2022				December 31, 2021
(dollars in thousands)	Amount Outstanding	Net Counterparty Exposure (1)	Percent of Equity	Weighted Average Days to Maturity	Amount Outstanding	Net Counterparty Exposure (1)	Percent of Equity	Weighted Average Days to Maturity
Credit Suisse	$400,000	$384,213	15%	314	$125,000	$353,975	13%	181
All other counterparties (2)	7,472,656	290,343	11%	68	7,531,445	314,258	11%	65
Total	$7,872,656	$674,556			$7,656,445	$668,233
____________________
(1)Represents the net carrying value of the assets sold under agreements to repurchase, including accrued interest plus any cash or assets on deposit to secure the repurchase obligation, less the amount of the repurchase liability, including accrued interest.
(2)Represents amounts outstanding with 19 and 19 counterparties at March 31, 2022 and December 31, 2021, respectively.

The Company does not anticipate any defaults by its repurchase agreement counterparties. There can be no assurance, however, that any such default or defaults will not occur.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
Note 12. Revolving Credit Facilities
To finance MSR assets and related servicing advance obligations, the Company has entered into revolving credit facilities collateralized by the value of the MSR and/or servicing advances pledged. As of March 31, 2022 and December 31, 2021, the Company had outstanding short- and long-term borrowings under revolving credit facilities of $570.8 million and $420.8 million with a weighted average borrowing rate of 3.78% and 3.46% and weighted average remaining maturities of 0.8 and 1.2 years, respectively. As of March 31, 2022, the Company’s revolving credit facilities incorporate a variety of referenced rates. Any facilities that incorporate LIBOR as either the referenced rate or an alternative rate if the primary benchmark rate is unavailable have provisions in place that provide for an alternative to LIBOR upon its phase-out.See Note 2 - Basis of Presentation and Significant Accounting Policies for further discussion of the transition away from LIBOR.
At March 31, 2022 and December 31, 2021, borrowings under revolving credit facilities had the following remaining maturities:

(in thousands)	March 31, 2022	December 31, 2021
Within 30 days	$—	$—
30 to 59 days	—	—
60 to 89 days	—	—
90 to 119 days	—	—
120 to 364 days	424,511	274,511
One year and over	146,250	146,250
Total	$570,761	$420,761

Although the transactions under revolving credit facilities represent committed borrowings from the time of funding until maturity, the respective lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets below a designated threshold would require the Company to provide additional collateral or pay down the facility. As of March 31, 2022 and December 31, 2021, MSR with a carrying value of $1.1 billion and $904.8 million, respectively, was pledged as collateral for the Company’s future payment obligations under its MSR revolving credit facilities. As of March 31, 2022 and December 31, 2021, servicing advances with a carrying value of $41.8 million and $33.8 million, respectively, were pledged as collateral for the Company’s future payment obligations under its servicing advance revolving credit facility. The Company does not anticipate any defaults by its revolving credit facility counterparties, although there can be no assurance that any such default or defaults will not occur.

Note 13. Term Notes Payable
The debt issued in connection with the Company’s on-balance sheet securitization is classified as term notes payable and carried at outstanding principal balance, which was $400.0 million as of both March 31, 2022 and December 31, 2021, net of any unamortized deferred debt issuance costs, on the Company’s condensed consolidated balance sheets. As of March 31, 2022 and December 31, 2021, the outstanding amount due on term notes payable was $397.1 million and $396.8 million, net of deferred debt issuance costs, with a weighted average interest rate of 3.26% and 2.90% and weighted average remaining maturities of 2.2 years and 2.5 years. The Company’s term notes incorporate LIBOR as the referenced rate and mature after the phase-out of LIBOR. However, the related agreements have provisions in place that provide for an alternative to LIBOR upon its phase-out. See Note 2 - Basis of Presentation and Significant Accounting Policies for further discussion of the transition away from LIBOR.
At March 31, 2022 and December 31, 2021, the Company pledged MSR with a carrying value of $500.0 million and $500.0 million and weighted average underlying loan coupon of 3.26% and 3.36%, respectively, as collateral for term notes payable. Additionally, as of March 31, 2022 and December 31, 2021, $0.2 million and $0.2 million of cash was held in restricted accounts as collateral for the future payment obligations of outstanding term notes payable, respectively.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
Note 14. Convertible Senior Notes
In January 2017, the Company closed an underwritten public offering of $287.5 million aggregate principal amount of convertible senior notes due 2022 (“2022 notes”). The net proceeds from the offering were approximately $282.2 million after deducting underwriting discounts and estimated offering expenses payable by the Company. The Company used a portion of the net proceeds from the offering of 2026 notes (defined below) to fund the repurchase via privately negotiated transactions of $143.7 million principal amount of its 2022 notes. As of December 31, 2021, $143.8 million principal amount of the 2022 notes remained outstanding, and these remaining 2022 notes matured pursuant to their terms in January 2022. The 2022 notes were unsecured, paid interest semiannually at a rate of 6.25% per annum and were convertible at the option of the holder into shares of the Company’s common stock. As of December 31, 2021, the 2022 notes had a conversion rate of 63.2040 shares of common stock per $1,000 principal amount of the notes.
In February 2021, the Company closed an underwritten public offering of $287.5 million aggregate principal amount of convertible senior notes due 2026 (“2026 notes”). The net proceeds from the offering were approximately $279.9 million after deducting underwriting discounts and estimated offering expenses payable by the Company. The 2026 notes are unsecured, pay interest semiannually at a rate of 6.25% per annum and are convertible at the option of the holder into shares of the Company’s common stock. As of March 31, 2022 and December 31, 2021, the 2026 notes had a conversion rate of 135.5014 and 135.5014 shares of common stock per $1,000 principal amount of the notes, respectively. The 2026 notes will mature in January 2026, unless earlier converted or repurchased in accordance with their terms. The Company does not have the right to redeem the 2026 notes prior to maturity, but may repurchase the 2026 notes in open market or privately negotiated transactions at the same or differing price without giving prior notice to or obtaining any consent of the holders. The Company may also be required to repurchase the notes from holders under certain circumstances.
The aggregate outstanding amount due on the 2026 notes as of March 31, 2022 and the 2022 notes and 2026 notes as of December 31, 2021 was $281.4 million and $424.8 million, respectively, net of deferred issuance costs.

Note 15. Commitments and Contingencies
The following represent the material commitments and contingencies of the Company as of March 31, 2022:
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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
On July 7, 2021, PRCM Advisers filed a motion for leave to amend the Federal Complaint for the purpose of amending certain allegations related to PRCM Advisers’ claim for breach of contract with respect to Section 15 of the Management Agreement, and the purpose of adding Pine River Domestic Management L.P. and Pine River Capital Management L.P. as plaintiffs. On July 21, 2021, the Company filed an opposition to the motion to amend, and on July 28, 2021, PRCM Advisers filed its reply. On October 18, 2021, the Court granted PRCM Advisers’ motion for leave to amend the Federal Complaint, and deemed PRCM Advisers’ second amended complaint served. On November 17, 2021, the Company filed its answer and counterclaims against PRCM Advisers and Pine River Capital Management L.P. in the Court. On December 17, 2021, PRCM Advisers and Pine River Capital Management L.P. filed their answer to the Company’s counterclaims. Discovery has commenced and is ongoing. The Company’s board of directors believes the Federal Complaint is without merit and that the Company has fully complied with the terms of the Management Agreement.
As of March 31, 2022, the Company’s condensed consolidated financial statements do not recognize a contingency liability or disclose a range of reasonably possible loss under ASC 450 because management does not believe that a loss or expense related to the Federal Complaint is probable or reasonably estimable. The specific factors that limit the Company’s ability to reasonably estimate a loss or expense related to the Federal Complaint include that the matter is in early stages and no amount of damages has been specified. If and when management believes losses associated with the Federal Complaint are a probable future event that may result in a loss or expense to the Company and the loss or expense is reasonably estimable, the Company will recognize a contingency liability and resulting loss in such period.
Separately, the staff of the SEC conducted a non-public investigation in connection with the Company’s decisions not to renew its Management Agreement with PRCM Advisers on the basis of unfair compensation payable to PRCM Advisers in accordance with Section 13(a)(ii) of the Management Agreement and to terminate its Management Agreement with PRCM Advisers for “cause” in accordance with Section 15 of the Management Agreement. The Company fully cooperated with the SEC. On January 5, 2022, the SEC informed the Company that it had concluded its investigation as to the Company and that, based on the information provided to the SEC as of such date, it did not intend to recommend any enforcement action against the Company. The Company’s condensed consolidated financial statements do not recognize a contingency liability or disclose a range of reasonably possible loss as of March 31, 2022.
Based on information currently available, management is not aware of any other legal or regulatory claims that would have a material effect on the Company’s condensed consolidated financial statements and therefore no accrual is required as of March 31, 2022.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
Note 16. Stockholders’ Equity
Redeemable Preferred Stock
The following is a summary of the Company’s series of cumulative redeemable preferred stock issued and outstanding as of March 31, 2022. In the event of a voluntary or involuntary liquidation, dissolution or winding up of the Company, each series of preferred stock will rank on parity with one another and rank senior to the Company's common stock with respect to the payment of the dividends and the distribution of assets.

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
(2)The dividend rate on the fixed-to-floating rate redeemable preferred stock will remain at an annual fixed rate of the $25.00 per share liquidation preference from the issuance date up to but not including the transition date disclosed within. Effective as of the fixed-to-floating rate conversion date and onward, dividends will accumulate on a floating rate basis according to the terms disclosed in footnote (3) below.
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

For each series of preferred stock, the Company may redeem the stock on or after the redemption date in whole or in part, at any time or from time to time. The Company may also purchase shares of preferred stock from time to time in the open market by tender or in privately negotiated transactions. Each series of preferred stock has a par value of $0.01 per share and a liquidation and redemption price of $25.00, plus any accumulated and unpaid dividends thereon up to, but excluding, the redemption date. Through March 31, 2022, the Company had declared and paid all required quarterly dividends on the Company’s preferred stock.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
As of March 31, 2022, the Company had 344,132,215 shares of common stock outstanding. The following table presents a reconciliation of the common shares outstanding for the three months ended March 31, 2022 and 2021:

Number of common shares
Common shares outstanding, December 31, 2020	273,703,882
Issuance of common stock	14,655
Common shares outstanding, March 31, 2021	273,718,537

Common shares outstanding, December 31, 2021	343,911,324
Issuance of common stock	19,472
Non-cash equity award compensation (1)	201,419
Common shares outstanding, March 31, 2022	344,132,215
____________________
(1)See Note 17 - Equity Incentive Plans for further details regarding the Company’s Equity Incentive Plans.

Distributions to Stockholders
The following table presents cash dividends declared by the Company on its preferred and common stock during the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,
(dollars in thousands)	2022		2021
Class of Stock	Amount	Per Share	Amount	Per Share
Series A Preferred Stock	$2,920	$0.51	$2,920	$0.51
Series B Preferred Stock	$5,480	$0.48	$5,480	$0.48
Series C Preferred Stock	$5,347	$0.45	$5,347	$0.45
Series D Preferred Stock (1)	$—	$—	$969	$0.32
Series E Preferred Stock (1)	$—	$—	$2,500	$0.31
Common Stock	$58,811	$0.17	$46,636	$0.17
____________________
(1)On March 15, 2021, the Company redeemed all outstanding shares of the Company’s Series D Preferred Stock and Series E Preferred Stock. Holders of record as of such date received the redemption payment of $25.00, plus any accumulated and unpaid dividends thereon up to, but excluding, the redemption date.

Dividend Reinvestment and Direct Stock Purchase Plan
The Company sponsors a dividend reinvestment and direct stock purchase plan through which stockholders may purchase additional shares of the Company’s common stock by reinvesting some or all of the cash dividends received on shares of the Company’s common stock. Stockholders may also make optional cash purchases of shares of the Company’s common stock subject to certain limitations detailed in the plan prospectus. The plan allows for the issuance of up to an aggregate of 3,750,000 shares of the Company’s common stock. As of March 31, 2022, 403,504 shares have been issued under the plan for total proceeds of approximately $5.8 million, of which 19,472 and 14,655 shares were issued for total proceeds of $0.1 million and $0.1 million during the three months ended March 31, 2022 and 2021, respectively.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
Share Repurchase Program
The Company’s share repurchase program allows for the repurchase of up to an aggregate of 37,500,000 shares of the Company’s common stock. Shares may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, or by any combination of such methods. The manner, price, number and timing of share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The share repurchase program does not require the purchase of any minimum number of shares, and, subject to SEC rules, purchases may be commenced or suspended at any time without prior notice. The share repurchase program does not have an expiration date. As of March 31, 2022, a total of 12,174,300 shares had been repurchased by the Company under the program for an aggregate cost of $201.5 million. No shares were repurchased during the three months ended March 31, 2022 or 2021.
At-the-Market Offerings
The Company is party to an amended and restated equity distribution agreement under which the Company is authorized to sell up to an aggregate of 35,000,000 shares of its common stock from time to time in any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act of 1933, as amended, or the Securities Act. As of March 31, 2022, 7,502,435 shares of common stock had been sold under the equity distribution agreements for total accumulated net proceeds of approximately $128.7 million. No shares were sold during the three months ended March 31, 2022 or 2021.
Accumulated Other Comprehensive Income
Accumulated other comprehensive income at March 31, 2022 and December 31, 2021 was as follows:

(in thousands)	March 31, 2022	December 31, 2021
Available-for-sale securities:
Unrealized gains	$61,673	$208,619
Unrealized losses	(207,172)	(22,273)
Accumulated other comprehensive income	$(145,499)	$186,346

Reclassifications out of Accumulated Other Comprehensive Income
The Company reclassifies unrealized gains and losses on AFS securities in accumulated other comprehensive income to net income upon the recognition of any realized gains and losses on sales, net of income tax effects, if any, as individual securities are sold. For the three months ended March 31, 2022 and 2021, the Company reclassified $8.4 million and $68.6 million, respectively, in unrealized gains on sold AFS securities from accumulated other comprehensive (loss) income to (loss) gain on investment securities on the condensed consolidated statements of comprehensive loss.

Note 17. Equity Incentive Plans
On May 19, 2021, the Company’s stockholders approved the 2021 Equity Incentive Plan, or the 2021 Plan, which replaced the Second Restated 2009 Equity Incentive Plan, or the 2009 Plan. The 2021 Plan provides for the issuance of up to 17,000,000 shares of the Company’s common stock pursuant to awards granted thereunder. Awards previously granted under the 2009 Plan remain outstanding and valid in accordance with their terms, but no new awards will be granted under the 2009 Plan.
The Company’s 2009 Plan and 2021 Plan, or collectively, the Equity Incentive Plans, provide incentive compensation to attract and retain qualified directors, officers, personnel and other parties who may provide significant services to the Company. The Equity Incentive Plans are administered by the compensation committee of the Company’s board of directors. The compensation committee has the full authority to administer and interpret the Equity Incentive Plans, to authorize the granting of awards, to determine the eligibility of potential recipients to receive an award, to determine the number of shares of common stock to be covered by each award (subject to the individual participant limitations provided in the Equity Incentive Plans), to determine the terms, provisions and conditions of each award (which may not be inconsistent with the terms of the Equity Incentive Plans), to prescribe the form of instruments evidencing awards and to take any other actions and make all other determinations that it deems necessary or appropriate in connection with the Equity Incentive Plans or the administration or interpretation thereof. In connection with this authority, the compensation committee may, among other things, establish performance goals that must be met in order for awards to be granted or to vest, or for the restrictions on any such awards to lapse.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
The Equity Incentive Plans provide for grants of restricted common stock, restricted stock units, or RSUs, performance-based awards (including performance share units, or PSUs), phantom shares, dividend equivalent rights and other equity-based awards. The 2021 Plan is subject to a ceiling of 17,000,000 shares and the 2009 Plan is subject to a ceiling of 6,500,000 shares of the Company’s common stock; however, following stockholder approval of the 2021 Plan, no new awards will be granted under the 2009 Plan. The Equity Incentive Plans allow for the Company’s board of directors to expand the types of awards available under the Equity Incentive Plans to include long-term incentive plan units in the future. If an award granted under the Equity Incentive Plans expires or terminates, the shares subject to any portion of the award that expires or terminates without having been exercised or paid, as the case may be, will again become available for the issuance of additional awards. Unless earlier terminated by the Company’s board of directors, no new award may be granted under the Equity Incentive Plans after the tenth anniversary of the date that the Equity Incentive Plans were approved by the Company’s board of directors. No award may be granted under the Equity Incentive Plans to any person who, assuming payment of all awards held by such person, would own or be deemed to own more than 9.8% of the outstanding shares of the Company’s common stock.
Restricted Stock Units
The following table summarizes the activity related to RSUs for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022		2021
	Units	Weighted Average Grant Date Fair Market Value	Units	Weighted Average Grant Date Fair Market Value
Outstanding at Beginning of Period	1,173,702	$7.10	—	$—
Granted	855,682	5.31	612,596	7.05
Vested	(202,295)	(7.05)	—	—
Forfeited	(8,490)	(6.09)	—	—
Outstanding at End of Period	1,818,599	$6.27	612,596	$7.05

The estimated fair value of RSUs on grant date is based on the closing market price of the Company’s common stock on the NYSE on such date. The shares underlying RSUs granted to independent directors are subject to a one-year vesting period. RSUs granted to certain eligible employees vest in three equal annual installments commencing on the first anniversary of the grant date, as long as such grantee complies with the terms and conditions of the applicable RSU agreement. All RSUs entitle the grantee to receive dividend equivalent rights, or DERs, during the vesting period. A DER represents the right to receive a payment equal to the amount of cash dividends declared and payable on the grantee’s unvested and outstanding equity incentive awards. In the case of RSUs, DERs are paid in cash within 60 days of the quarterly dividend payment date based on the number of unvested and outstanding RSUs held by the grantee on the applicable dividend record date. In the event that an RSU is forfeited, the related DERs which have not yet been paid shall be forfeited.
Performance Share Units
The following table summarizes the activity related to PSUs for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022		2021
	Target Units	Weighted Average Grant Date Fair Market Value	Target Units	Weighted Average Grant Date Fair Market Value
Outstanding at Beginning of Period	437,424	$8.67	—	$—
Granted	605,251	5.45	—	—
Vested	—	—	—	—
Forfeited	(2,042)	(6.81)	—	—
Outstanding at End of Period	1,040,633	$6.80	—	$—

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
The estimated fair value of PSUs on grant date is determined using a Monte Carlo simulation. PSUs vest promptly following the completion of a three year performance period, as long as such grantee complies with the terms and conditions of the applicable PSU award agreement. The number of underlying shares of common stock that vest and that the grantee becomes entitled to receive at the time of vesting will be determined based on the level of achievement of certain Company performance goals during the performance period and will generally range from 0% to 200% of the target number of PSUs granted. All PSUs entitle the grantee to DERs during the vesting period, which accrue in the form of additional PSUs reflecting the value of any dividends declared on the Company’s common stock during the vesting period. In the event that a PSU is forfeited, the related accrued DERs shall be forfeited.
Restricted Common Stock
The following table summarizes the activity related to restricted common stock for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022		2021
	Shares	Weighted Average Grant Date Fair Market Value	Shares	Weighted Average Grant Date Fair Market Value
Outstanding at Beginning of Period	452,957	$15.04	1,221,995	$13.61
Granted	—	—	—	—
Vested	(276,765)	(14.93)	(518,216)	(15.00)
Forfeited	(876)	(15.23)	—	—
Outstanding at End of Period	175,316	$15.23	703,779	$12.58

The estimated fair value of restricted common stock on grant date is based on the closing market price of the Company’s common stock on the NYSE on such date. The shares underlying restricted common stock grants to independent directors in 2021 vested immediately. The shares underlying restricted common stock grants to independent directors prior to 2021 were subject to a one-year vesting period. The shares underlying restricted common stock grants to the Company’s executive officers and other eligible individuals vest in three equal annual installments commencing on the first anniversary of the grant date, as long as such grantee complies with the terms and conditions of the applicable restricted stock award agreement.
Non-Cash Equity Compensation Expense
For the three months ended March 31, 2022 and 2021, the Company recognized compensation related to RSUs, PSUs and restricted common stock granted pursuant to the Equity Incentive Plans of $4.2 million and $1.8 million, respectively. As of March 31, 2022, the Company had $10.4 million of total unrecognized compensation cost related to unvested share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 1.3 years.

Note 18. Income Taxes
For the three months ended March 31, 2022 and 2021, the Company qualified to be taxed as a REIT under the Code for U.S. federal income tax purposes. As long as the Company qualifies as a REIT, the Company generally will not be subject to U.S. federal income taxes on its taxable income to the extent it annually distributes its net taxable income to stockholders, and does not engage in prohibited transactions. The Company intends to distribute 100% of its REIT taxable income and comply with all requirements to continue to qualify as a REIT. The majority of states also recognize the Company’s REIT status. The Company’s TRSs file separate tax returns and are fully taxed as standalone U.S. C corporations. It is assumed that the Company will retain its REIT status and will incur no REIT level taxation as it intends to comply with the REIT regulations and annual distribution requirements.
During the three months ended March 31, 2022, the Company’s TRSs recognized a provision for income taxes of $48.8 million, which was primarily due to income from MSR servicing activity and gains recognized on MSR, offset by net losses recognized on derivative instruments and operating expenses. During the three months ended March 31, 2021, the Company’s TRSs recognized a provision for income taxes of $22.7 million, which was primarily due to gains recognized on MSR, offset by net losses recognized on derivative instruments held in the Company’s TRSs.

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

Note 19. Earnings Per Share
The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted earnings per share for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,
(in thousands, except share data)	2022	2021
Basic Earnings Per Share:
Net income	$285,270	$240,157
Dividends on preferred stock	13,747	17,216
Dividends and undistributed earnings allocated to participating restricted stock units	1,293	257
Net income attributable to common stockholders, basic	$270,230	$222,684
Basic weighted average common shares	343,998,511	273,710,765
Basic earnings per weighted average common share	$0.79	$0.81
Diluted Earnings Per Share:
Net income attributable to common stockholders, basic	$270,230	$222,684
Reallocation impact of undistributed earnings to participating restricted stock units	83	14
Interest expense attributable to convertible notes (1)	5,042	6,350
Net income attributable to common stockholders, diluted	$275,355	$229,048
Basic weighted average common shares	343,998,511	273,710,765
Effect of dilutive shares issued in an assumed vesting of performance share units	453,490	—
Effect of dilutive shares issued in an assumed conversion	40,370,201	37,754,295
Diluted weighted average common shares	384,822,202	311,465,060
Diluted earnings per weighted average common share	$0.72	$0.74
___________________
(1)If applicable, includes a nondiscretionary adjustment for the assumed change in the management fee calculation.

For the three months ended March 31, 2022 and 2021, participating RSUs were included in the calculations of basic and diluted earnings per share under the two-class method since it was more dilutive than the alternative treasury stock method.
For the three months ended March 31, 2022, the assumed vesting of outstanding PSUs was included in the calculation of diluted earnings per share under the two-class method since it was more dilutive than the alternative treasury stock method. The Company did not have any PSUs outstanding during the three months ended March 31, 2021.
For the three months ended March 31, 2022 and 2021, the assumed conversion of the Company’s convertible senior notes was included in the calculation of diluted earnings per share under the if-converted method.

Note 20. Subsequent Events
Events subsequent to March 31, 2022 were evaluated through the date these condensed consolidated financial statements were issued and no other additional events were identified requiring further disclosure in these condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q as well as our Annual Report on Form 10-K for the year ended December 31, 2021.

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
For the three months ended March 31, 2022, our net spread realized on the portfolio was lower than the previous quarter, but higher than the first three quarters of 2021 due primarily to higher MSR servicing income, net of estimated amortization, offset by higher servicing expenses. Additionally, our higher yielding MSR now make up a larger proportion of our total portfolio due to prepayments and sales of Agency RMBS. Cost of financing for the three months ended March 31, 2022 was higher than recent quarters due to rising interest rates and an increase in interest rate swap spread expense. The following table provides the average portfolio yield and cost of financing on our assets for the three months ended March 31, 2022, and the four immediately preceding quarters:

	Three Months Ended
	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
Average portfolio yield (1)	3.90%	3.72%	3.33%	2.72%	2.25%
Average cost of financing (2)	1.01%	0.73%	0.78%	0.79%	0.60%
Net spread	2.89%	2.99%	2.55%	1.93%	1.65%
____________________
(1)Average portfolio yield includes interest income on Agency RMBS and non-Agency securities and MSR servicing income, net of estimated amortization, and servicing expenses.
(2)Average cost of financing includes swap interest rate spread and amortization of upfront payments made or received upon entering.

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

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains, or incorporates by reference, not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act, and that are subject to the safe harbors created by such sections. Forward-looking statements involve numerous risks and uncertainties. Our actual results may differ from our beliefs, expectations, estimates, and projections and, consequently, you should not rely on these forward-looking statements as predictions of future events. Forward-looking statements are not historical in nature and can be identified by words such as “anticipate,” “estimate,” “will,” “should,” “expect,” “target,” “believe,” “intend,” “seek,” “plan,” “goals,” “future,” “likely,” “may” and similar expressions or their negative forms, or by references to strategy, plans, or intentions. These forward-looking statements are subject to risks and uncertainties, including, among other things, those described in our Annual Report on Form 10-K for the year ended December 31, 2021, under the caption “Risk Factors.” Other risks, uncertainties and factors that could cause actual results to differ materially from those projected are described below and may be described from time to time in reports we file with the Securities and Exchange Commission, or SEC, including our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise any such forward-looking statements, whether as a result of new information, future events, or otherwise.
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
•our decision to terminate our Management Agreement with PRCM Advisers LLC and the ongoing litigation with PRCM Advisers related to such termination;
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

Fair Value Measurement
A significant portion of our assets and liabilities are reported at fair value and, therefore, our condensed consolidated balance sheets and statements of comprehensive loss are significantly affected by fluctuations in market prices. At March 31, 2022, approximately 82.4% of our total assets, or $10.1 billion, consisted of financial instruments recorded at fair value. See Note 10 - Fair Value to the condensed consolidated financial statements, included in this Quarterly Report on Form 10-Q, for descriptions of valuation methodologies used to measure material assets and liabilities at fair value and details of the valuation models, key inputs to those models and significant assumptions utilized. Although we execute various hedging strategies to mitigate our exposure to changes in fair value, we cannot fully eliminate our exposure to volatility caused by fluctuations in market prices.
Any temporary change in the fair value of our AFS securities, excluding certain interest-only mortgage-backed securities, is recorded as a component of accumulated other comprehensive income and does not impact our reported income (loss) for U.S. GAAP purposes, or GAAP net income (loss). However, changes in the provision for credit losses on AFS securities are recognized immediately in GAAP net income (loss). Our GAAP net income (loss) is also affected by fluctuations in market prices on the remainder of our financial assets and liabilities recorded at fair value, including interest rate swap, cap and swaption agreements and certain other derivative instruments (i.e., Agency to-be-announced securities, or TBAs, options on TBAs, U.S. Treasury and Eurodollar futures, options on U.S. Treasury futures, and inverse interest-only securities), which are accounted for as derivative trading instruments under U.S. GAAP, certain interest-only mortgage-backed securities and MSR.

We have numerous internal controls in place to help ensure the appropriateness of fair value measurements. Significant fair value measures are subject to detailed analytics and management review and approval. Our entire investment portfolio reported at fair value is priced by third-party brokers and/or by independent pricing vendors. We generally receive three or more broker and vendor quotes on pass-through Agency P&I RMBS, and generally receive multiple broker or vendor quotes on all other securities, including interest-only Agency RMBS and inverse interest-only Agency RMBS. We also receive multiple vendor quotes for the MSR in our investment portfolio. For Agency RMBS, the third-party pricing vendors and brokers use pricing models that commonly incorporate such factors as coupons, primary and secondary mortgage rates, rate reset periods, issuer, prepayment speeds, credit enhancements and expected life of the security. For MSR, vendors use pricing models that generally incorporate observable inputs such as principal balance, note rate, geographical location, loan-to-value (LTV) ratios, FICO, appraised value and other loan characteristics, along with observed market yields and trading levels. Pricing vendors will customarily incorporate loan servicing cost, servicing fee, ancillary income, and earnings rate on escrow as observable inputs. Unobservable or model-driven inputs include forecast cumulative defaults, default curve, forecast loss severity and forecast voluntary prepayment.
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
Considerable judgment is used in forming conclusions and estimating inputs to our Level 3 fair value measurements. Level 3 inputs such as interest rate movements, prepayments speeds, credit losses and discount rates are inherently difficult to estimate. Changes to these inputs can have a significant effect on fair value measurements. Accordingly, there is no assurance that our estimates of fair value are indicative of the amounts that would be realized on the ultimate sale or exchange of these assets. At March 31, 2022, 25.3% of our total assets were classified as Level 3 fair value assets.

Critical Accounting Estimates
The preparation of financial statements in accordance with U.S. GAAP requires us to make certain judgments and assumptions, based on information available at the time of our preparation of the financial statements, in determining accounting estimates used in preparation of the statements. Accounting estimates are considered critical if the estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made and if different estimates reasonably could have been used in the reporting period or changes in the accounting estimate are reasonably likely to occur from period to period that would have a material impact on our financial condition, results of operations or cash flows. Our significant accounting policies are described in Note 2 to the consolidated financial statements, included under Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2021. Our most critical accounting policies involve our fair valuation of AFS securities, MSR and derivative instruments.
The methods used by us to estimate fair value for AFS securities, MSR and derivative instruments may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while we believe that our valuation methods are appropriate and consistent with other market participants, the use of different methodologies, or assumptions, to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. We use prices obtained from third-party pricing vendors or broker quotes deemed indicative of market activity and current as of the measurement date, which in periods of market dislocation, may have reduced transparency. For more information on our fair value measurements, see Note 10 to the condensed consolidated financial statements, included under Item 1 of this Quarterly Report on Form 10-Q. Additionally, the key economic assumptions and sensitivity of the fair value of MSR to immediate adverse changes in these assumptions are presented in Note 5 to the condensed consolidated financial statements, included under Item 1 of this Quarterly Report on Form 10-Q.

Market Conditions and Outlook
The market experienced a significant repricing in both rates and mortgage spreads during the quarter as the Federal Reserve aggressively moved to combat rising inflation. The consumer price index rose 8.5% from the prior year, a level not seen in over four decades. The war in Ukraine and sanctions on Russia have further added to inflationary pressure through supply shortages, particularly in energy. As a result, during the quarter the market priced in seven additional rate hikes in 2022, causing the fastest rise in the short end of the curve since the 1970s. With inflation at such elevated levels, there is a wide dispersion of possible interest rate scenarios and interest rate volatility is expected to remain elevated in the near term.

The mortgage market saw an equally large repricing in the quarter as the Fed ended its purchases of RMBS and U.S. Treasuries, put in place a path to end reinvestment and acknowledged a need to sell RMBS in the future. Mortgage spreads widened over 50 basis points which, combined with the large move in interest rates, moved primary mortgage rates from around 3% at the start of the quarter to 5% by the end. With nearly all existing mortgages at lower rates than are available today, prepayment speeds are expected to drop precipitously.
Funding markets continued to run efficiently despite the volatility in short term rates. The average spread of Agency RMBS repurchase agreements to SOFR remained stable at attractive levels of around 10 to 12 basis points. Demand for the Fed’s reverse repurchase facility remained elevated at around $1.7 trillion during the quarter.
The longer outlook for Two Harbors has decidedly improved as a result of the market movements during the quarter. The rise in mortgages rates and the resulting decrease in prepayment speeds should be an ideal environment for MSR, while the widening of mortgage spreads has materially improved the return profile of RMBS. Although near term volatility in interest rates is expected, both the MSR and MBS will benefit when volatility eventually subsides. Overall, we are very optimistic about the forward outlook for Two Harbors and our paired Agency RMBS and MSR portfolio construction.
The following table provides the carrying value of our investment portfolio by product type:

(dollars in thousands)	March 31, 2022		December 31, 2021
Agency RMBS	$6,958,188	69.0%	$7,149,399	76.1%
Mortgage servicing rights	3,089,963	30.6%	2,191,578	23.3%
Agency Derivatives	30,216	0.3%	40,911	0.5%
Non-Agency securities	12,530	0.1%	12,304	0.1%
Total	$10,090,897		$9,394,192

Prepayment speeds and volatility due to interest rates
Our portfolio is subject to market risks, primarily interest rate risk and prepayment risk. We seek to offset a portion of our Agency pool market value exposure through our MSR and interest-only Agency RMBS portfolios. During periods of decreasing interest rates with rising prepayment speeds, the market value of our Agency pools generally increases and the market value of our interest-only securities and MSR generally decreases. The inverse relationship occurs when interest rates rise and prepayments fall. Interest rates moved sharply higher during the quarter, removing the incentive to refinance for nearly all outstanding mortgages. Looking forward, prepayment speeds are expected to continue to slow, as even cash out refinance activity should be affected by the large move in rates. In addition to changes in interest rates, changes in home price performance, key employment metrics and government programs, among other macroeconomic factors, can affect prepayment speeds. We believe our portfolio management approach, including our asset selection process, positions us to respond to a variety of market scenarios. Although we are unable to predict future interest rate movements, our strategy of pairing Agency RMBS with MSR, with a focus on managing various associated risks, including interest rate, prepayment, credit, mortgage spread and financing risk, is intended to generate attractive yields with a low level of sensitivity to changes in the yield curve, prepayments and interest rate cycles.
The following table provides the three-month average constant prepayment rate, or CPR, experienced by our Agency RMBS and MSR during the three months ended March 31, 2022, and the four immediately preceding quarters:

	Three Months Ended
	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
Agency RMBS	17.3%	27.7%	30.1%	32.3%	30.8%
Mortgage servicing rights	14.2%	22.1%	26.7%	29.0%	37.7%

Our Agency RMBS are primarily collateralized by pools of fixed-rate mortgage loans. Our Agency portfolio also includes securities with implicit prepayment protection, including lower loan balances (securities collateralized by loans of less than $200,000 in initial principal balance), higher LTVs (securities collateralized by loans with LTVs greater than or equal to 80%), certain geographic concentrations, loans secured by investor-owned properties and lower FICO scores. Our overall allocation of Agency RMBS and holdings of pools with specific characteristics are viewed in the context of our aggregate portfolio strategy, including MSR and related derivative hedging instruments. Additionally, the selection of securities with certain attributes is driven by the perceived relative value of the securities, which factors in the opportunities in the marketplace, the cost of financing and the cost of hedging interest rate, prepayment, credit and other portfolio risks. As a result, Agency RMBS capital allocation reflects management’s flexible approach to investing in the marketplace.

The following tables provide the carrying value of our Agency RMBS portfolio by underlying mortgage loan rate type:

	March 31, 2022
(dollars in thousands)	Principal/ Current Face	Carrying Value	Weighted Average CPR (1)	% Prepayment Protected	Gross Weighted Average Coupon Rate	Amortized Cost	Allowance for Credit Losses	Weighted Average Loan Age (months)
Agency RMBS AFS:
30-Year Fixed
3.0%	$1,906,837	$1,873,622	8.8%	100.0%	3.7%	$1,998,828	$—	8
3.5%	1,738,053	1,751,796	11.3%	95.2%	4.1%	1,797,960	—	14
4.0%	1,485,513	1,538,497	23.5%	100.0%	4.6%	1,542,741	—	46
4.5%	1,201,295	1,268,525	30.1%	100.0%	5.0%	1,261,001	—	50
≥ 5.0%	292,629	315,019	38.7%	97.9%	5.9%	309,606	—	89
	6,624,327	6,747,459	18.5%	98.7%	4.4%	6,910,136	—	30
Other P&I	49,960	53,745	14.3%	—%	6.5%	55,226	—	229
Interest-only	2,016,996	156,984	17.9%	—%	3.7%	157,625	(11,567)	63
Agency Derivatives	232,218	30,216	17.0%	—%	6.7%	30,343	—	209
Total Agency RMBS	$8,923,501	$6,988,404		95.3%		$7,153,330	$(11,567)

	December 31, 2021
(dollars in thousands)	Principal/ Current Face	Carrying Value	Weighted Average CPR (1)	% Prepayment Protected	Gross Weighted Average Coupon Rate	Amortized Cost	Allowance for Credit Losses	Weighted Average Loan Age (months)
Agency RMBS AFS:
30-Year Fixed
≤ 2.5%	$1,243,928	$1,271,382	5.9%	—%	3.3%	$1,272,323	$—	3
3.0%	1,316,662	1,384,176	9.6%	100.0%	3.7%	1,381,936	—	8
3.5%	739,922	789,499	27.3%	100.0%	4.2%	769,989	—	29
4.0%	1,421,793	1,543,595	26.5%	100.0%	4.6%	1,478,444	—	49
4.5%	1,307,504	1,435,877	27.7%	100.0%	5.0%	1,373,076	—	47
≥ 5.0%	325,485	361,746	37.6%	98.0%	5.9%	344,543	—	84
	6,355,294	6,786,275	20.5%	81.2%	4.3%	6,620,311	—	31
Other P&I	56,069	62,228	53.9%	—%	6.5%	61,739	—	224
Interest-only	3,198,447	300,896	20.2%	—%	3.6%	305,577	(12,851)	47
Agency Derivatives	247,101	40,911	18.6%	—%	6.7%	33,237	—	206
Total Agency RMBS	$9,856,911	$7,190,310		76.6%		$7,020,864	$(12,851)
____________________
(1)Weighted average actual one-month CPR released at the beginning of the following month based on RMBS held as of the preceding month-end.

We believe MSR are a natural fit for our portfolio over the long term. Our MSR business leverages our core competencies in prepayment and credit risk analytics and the MSR assets provide offsetting risk to our Agency RMBS, hedging both interest rate and mortgage spread risk. The following table summarizes activity related to the unpaid principal balance, or UPB, of loans underlying our MSR portfolio for the three months ended March 31, 2022, and the four immediately preceding quarters:

	Three Months Ended
(in thousands)	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
UPB at beginning of period	$193,770,566	$194,393,942	$185,209,738	$179,014,244	$177,861,483
Purchases of mortgage servicing rights	45,136,996	13,562,240	29,347,318	22,983,402	22,389,501
Sales of mortgage servicing rights	—	9,065	(3,633,709)	—	—
Scheduled payments	(1,572,871)	(1,441,835)	(1,407,996)	(1,283,474)	(1,233,382)
Prepaid	(8,249,432)	(11,966,741)	(14,564,141)	(15,119,403)	(20,337,506)
Other changes	330,654	(786,105)	(557,268)	(385,031)	334,148
UPB at end of period	$229,415,913	$193,770,566	$194,393,942	$185,209,738	$179,014,244

Counterparty exposure and leverage ratio
We monitor counterparty exposure in our broker, banking and lending counterparties on a daily basis. We believe our broker and banking counterparties are well-capitalized organizations, and we attempt to manage our cash balances across these organizations to reduce our exposure to any single counterparty.
As of March 31, 2022, we had entered into repurchase agreements with 39 counterparties, 20 of which had outstanding balances at March 31, 2022. In addition, we held short- and long-term borrowings under revolving credit facilities, long-term term notes payable and long-term unsecured convertible senior notes. As of March 31, 2022, the debt-to-equity ratio funding our AFS securities, MSR and Agency Derivatives, which includes unsecured borrowings under convertible senior notes, was 3.5:1.0.
As of March 31, 2022, we held $620.2 million in cash and cash equivalents, approximately $464.6 million of unpledged Agency securities and derivatives, which includes $430.8 million of unsettled Agency RMBS purchases, and $12.2 million of unpledged non-Agency securities. As a result, we had an overall estimated unused borrowing capacity on our unpledged securities of approximately $455.0 million. As of March 31, 2022, we held approximately $338.8 million of unpledged MSR and $79.0 million of unpledged servicing advances. Overall, we had unused committed borrowing capacity on MSR asset and servicing advance financing facilities of $178.8 million and $180.8 million, respectively. Generally, unused borrowing capacity may be the result of our election not to utilize certain financing, as well as delays in the timing in which funding is provided, insufficient collateral or the inability to meet lenders’ eligibility requirements for specific types of asset classes.
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

LIBOR transition
The London Interbank Offered Rate, or LIBOR, has been used extensively in the U.S. and globally as a “benchmark” or “reference rate” for various commercial and financial contracts, including corporate and municipal bonds and loans, floating rate mortgages, asset-backed securities, consumer loans, and interest rate swaps and other derivatives. On March 5, 2021, Intercontinental Exchange Inc. announced that ICE Benchmark Administration Limited, the administrator of LIBOR, intends to stop publication of the majority of USD-LIBOR tenors on June 30, 2023. In the U.S., the Alternative Reference Rates Committee, or ARRC, has identified the Secured Overnight Financing Rate, or SOFR, as its preferred alternative rate for U.S. dollar-based LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. The ARRC has proposed a paced market transition plan to SOFR, and various organizations are currently working on industry wide and company-specific transition plans as it relates to derivatives and cash markets exposed to LIBOR. We have material contracts that are indexed to USD-LIBOR and are monitoring this activity, evaluating the related risks and our exposure, and have already amended terms to transition to an alternative benchmark, where necessary. All of our financing arrangements and derivative instruments that incorporate LIBOR as the referenced rate either mature prior to the phase out of LIBOR or have provisions in place that provide for an alternative to LIBOR upon its phase-out. Additionally, each series of our fixed-to-floating preferred stock that becomes callable at the time the stock begins to pay a LIBOR-based rate has existing LIBOR cessation fallback language.

Summary of Results of Operations and Financial Condition
Our GAAP net income attributable to common stockholders was $271.5 million, or $0.72 per diluted weighted average share, for the three months ended March 31, 2022, as compared to GAAP net income attributable to common stockholders of $222.9 million, or $0.74 per diluted weighted average share, for the three months ended March 31, 2021.
With our accounting treatment for AFS securities, unrealized fluctuations in the market values of AFS securities, excluding certain interest-only securities, do not impact our GAAP net income (loss) or taxable income but are recognized on our condensed consolidated balance sheets as a change in stockholders’ equity under “accumulated other comprehensive (loss) income.” For the three months ended March 31, 2022 and 2021, net unrealized losses on AFS securities recognized as other comprehensive loss, net of tax, were $331.8 million and $271.5 million, respectively. This, combined with GAAP net income attributable to common stockholders of $271.5 million and $222.9 million for the three months ended March 31, 2022 and 2021, respectively, resulted in comprehensive loss attributable to common stockholders of $60.3 million and $48.5 million for the three months ended March 31, 2022 and 2021, respectively.
Our book value per common share for U.S. GAAP purposes was $5.53 at March 31, 2022, a decrease from $5.87 per common share at December 31, 2021. For the three months ended March 31, 2022, we recognized comprehensive loss attributable to common stockholders of $60.3 million and declared common dividends of $58.8 million, which drove the overall decrease in book value.

The following tables present the components of our comprehensive loss for the three months ended March 31, 2022 and 2021:

(in thousands, except share data)	Three Months Ended
Income Statement Data:	March 31,
	2022	2021
	(unaudited)
Interest income:
Available-for-sale securities	$44,647	$55,652
Other	199	457
Total interest income	44,846	56,109
Interest expense:
Repurchase agreements	8,343	8,470
Revolving credit facilities	5,676	4,695
Term notes payable	3,256	3,211
Convertible senior notes	5,042	6,350
Total interest expense	22,317	22,726
Net interest income	22,529	33,383
Other income:
(Loss) gain on investment securities	(52,342)	132,868
Servicing income	136,626	107,119
Gain on servicing asset	410,624	327,438
Loss on interest rate swap and swaption agreements	(38,041)	(15,599)
Loss on other derivative instruments	(101,762)	(276,011)
Other loss	(44)	(5,742)
Total other income	355,061	270,073
Expenses:
Servicing expenses	24,704	24,947
Compensation and benefits	12,193	8,188
Other operating expenses	6,625	7,487
Total expenses	43,522	40,622
Income before income taxes	334,068	262,834
Provision for income taxes	48,798	22,677
Net income	285,270	240,157
Dividends on preferred stock	13,747	17,216
Net income attributable to common stockholders	$271,523	$222,941
Basic earnings per weighted average common share	$0.79	$0.81
Diluted earnings per weighted average common share	$0.72	$0.74
Dividends declared per common share	$0.17	$0.17
Weighted average number of shares of common stock:
Basic	343,998,511	273,710,765
Diluted	384,822,202	311,465,060

(in thousands)	Three Months Ended
Income Statement Data:	March 31,
	2022	2021
	(unaudited)
Comprehensive loss:
Net income	$285,270	$240,157
Other comprehensive loss, net of tax:
Unrealized loss on available-for-sale securities	(331,845)	(271,453)
Other comprehensive loss	(331,845)	(271,453)
Comprehensive loss	(46,575)	(31,296)
Dividends on preferred stock	13,747	17,216
Comprehensive loss attributable to common stockholders	$(60,322)	$(48,512)

(in thousands)	March 31, 2022	December 31, 2021
Balance Sheet Data:
	(unaudited)
Available-for-sale securities	$6,970,718	$7,161,703
Mortgage servicing rights	$3,089,963	$2,191,578
Total assets	$12,273,808	$12,114,305
Repurchase agreements	$7,872,656	$7,656,445
Revolving credit facilities	$570,761	$420,761
Term notes payable	$397,074	$396,776
Convertible senior notes	$281,403	$424,827
Total stockholders’ equity	$2,629,304	$2,743,953

Results of Operations
The following analysis focuses on financial results during the three months ended March 31, 2022 and 2021.
Interest Income
Interest income decreased from $56.1 million for the three months ended March 31, 2021 to $44.8 million for the same period in 2022 due to sales and prepayments of Agency RMBS, offset by lower amortization recognized on Agency RMBS.
Interest Expense
Interest expense decreased slightly from $22.7 million for the three months ended March 31, 2021 to $22.3 million for the same period in 2022 due to lower borrowing balances on Agency RMBS related to sales and prepayments and the maturity of our convertible senior notes due 2022, offset by increases in interest rates and higher borrowing balances on MSR.

Net Interest Income
The following tables present the components of interest income and average net asset yield earned by asset type, the components of interest expense and average cost of funds on borrowings incurred by collateral type, and net interest income and average net interest spread for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
(dollars in thousands)	Average Balance (1)	Interest Income/Expense	Net Yield/Cost of Funds (2)	Average Balance (1)	Interest Income/Expense	Net Yield/Cost of Funds (2)
Interest-earning assets:
Available-for-sale securities	$7,313,318	$44,647	2.4%	$11,990,951	$55,652	1.9%
Other	—	199	—%	—	457	—%
Total interest income/net asset yield	$7,313,318	$44,846	2.5%	$11,990,951	$56,109	1.9%
Interest-bearing liabilities:
Borrowings collateralized by:
Available-for-sale securities	$7,590,560	$4,787	0.3%	$12,785,358	$8,364	0.3%
Agency Derivatives (3)	34,920	65	0.7%	49,222	106	0.9%
Mortgage servicing rights and advances (4)	1,210,160	12,423	4.1%	806,024	7,906	3.9%
Unsecured borrowings:
Convertible senior notes	303,665	5,042	6.6%	376,090	6,350	6.8%
Total interest expense/cost of funds	$9,139,305	$22,317	1.0%	$14,016,694	22,726	0.6%
Net interest income/spread (5)		$22,529	1.5%		$33,383	1.3%
____________________
(1)Average asset balance represents average amortized cost on AFS securities.
(2)Cost of funds does not include the accrual and settlement of interest associated with interest rate swaps. In accordance with U.S. GAAP, those costs are included in loss on interest rate swap and swaption agreements in the condensed consolidated statements of comprehensive loss. For the three months ended March 31, 2022, our total average cost of funds on the assets assigned as collateral for borrowings shown in the table above, including interest spread expense associated with interest rate swaps, was 1.0%, compared to 0.6% for the same period in 2021.
(3)Yields on Agency Derivatives not shown as interest income is included in loss on other derivative instruments in the condensed consolidated statements of comprehensive loss.
(4)Yields on mortgage servicing rights and advances not shown as these assets do not earn interest.
(5)Net interest spread does not include the accrual and settlement of interest associated with interest rate swaps. In accordance with U.S. GAAP, those costs are included in loss on interest rate swap and swaption agreements in the condensed consolidated statements of comprehensive loss. For the three months ended March 31, 2022, our total average net interest rate spread on the assets and liabilities shown in the table above, including interest spread expense associated with interest rate swaps, was 1.5%, compared to 1.3% for the same period in 2021.

The increase in yields on AFS securities for the three months ended March 31, 2022, as compared to the same period in 2021 was driven by lower amortization as a result of slower prepayment speeds. The cost of funds associated with the financing of AFS securities for the three months ended March 31, 2022, as compared to the same period in 2021, was consistent.
The slight decrease in cost of funds associated with the financing of Agency Derivatives for the three months ended March 31, 2022, as compared to the same periods in 2021, was the result of decreases in the borrowing rates offered by counterparties.
The increase in cost of funds associated with the financing of MSR assets and related servicing advance obligations for the three months ended March 31, 2022, as compared to the same period in 2021, was due to an increase in the use of revolving credit facility and repurchase agreement financing versus term notes financing, which carry lower rates. We have one revolving credit facility in place to finance our servicing advance obligations, which are included in other assets on our condensed consolidated balance sheets.
The slight decrease in cost of funds associated with our convertible senior notes for the three months ended March 31, 2022, as compared to the same period in 2021, was due to a decrease in amortization of deferred debt issuance costs as a result of the maturity of our convertible senior notes due 2022 in January 2022.

The following tables present the components of the yield earned on our AFS securities portfolio as a percentage of our average amortized cost of securities for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,
(in thousands)	2022	2021
Gross yield/stated coupon	4.2%	4.3%
Net (premium amortization) discount accretion	(1.8)%	(2.4)%
Net yield (1)	2.4%	1.9%
____________________
(1)Excludes Agency Derivatives. For the three months ended March 31, 2022, the average net yield on total RMBS, including Agency Derivatives, was 2.5%, compared to 1.9% for the same periods in 2021. Yields have not been adjusted for cost of delay and cost to carry purchase premiums.

(Loss) Gain On Investment Securities
The following tables present the components of (loss) gain on investment securities for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,
(in thousands)	2022	2021
Proceeds from sales	$2,012,620	$2,050,943
Amortized cost of securities sold	(2,067,471)	(1,984,745)
Total realized (losses) gains on sales	(54,851)	66,198
(Provision for) reversal of provision for credit losses	(1,114)	1,135
Other	3,623	65,535
(Loss) gain on investment securities	$(52,342)	$132,868

In the ordinary course of our business, we make investment decisions and allocate capital in accordance with our views on the changing risk/reward dynamics in the market and in our portfolio. We do not expect to sell assets on a frequent basis, but may sell assets to reallocate capital into new assets that we believe have higher risk-adjusted returns.
We use a discounted cash flow method to estimate and recognize an allowance for credit losses on AFS securities. Subsequent adverse or favorable changes in expected cash flows are recognized immediately in earnings as a provision for or reversal of provision for credit losses (within (loss) gain on investment securities).
The majority of the “other” component of (loss) gain on investment securities is related to changes in unrealized gains (losses) on certain interest-only mortgage-backed securities. For the three months ended March 31, 2022, the unrealized gains recognized were primarily due to slower prepayment assumptions.
Servicing Income
The following table presents the components of servicing income for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,
(in thousands)	2022	2021
Servicing fee income	$135,214	$105,165
Ancillary and other fee income	470	616
Float income	942	1,338
Total	$136,626	$107,119

The increase in servicing income for the three months ended March 31, 2022, as compared to the same period in 2021, was due to a higher portfolio balance and lower compensating interest, offset by lower float income.

Gain On Servicing Asset
The following table presents the components of gain on servicing asset for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,
(in thousands)	2022	2021
Changes in fair value due to changes in valuation inputs or assumptions used in the valuation model	$524,913	$501,693
Changes in fair value due to realization of cash flows (runoff)	(114,289)	(174,255)
Gain on servicing asset	$410,624	$327,438

The gain on servicing asset for the three months ended March 31, 2022, as compared to the same period in 2021, was driven by favorable change in valuation assumptions used in the fair market valuation of MSR, including the impact of acquiring MSR at a cost below fair value and a decrease in portfolio runoff during the three months ended March 31, 2022.
Loss On Interest Rate Swap And Swaption Agreements
The following table summarizes the net interest spread and gains and losses associated with our interest rate swap and swaption positions recognized during the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,
(in thousands)	2022	2021
Net interest spread	$(741)	$1,650
Early termination, agreement maturation and option expiration losses	(56,264)	(6,350)
Change in unrealized gain (loss) on interest rate swap and swaption agreements, at fair value	18,964	(10,899)
Loss on interest rate swap and swaption agreements	$(38,041)	$(15,599)

Net interest spread recognized for the accrual and/or settlement of the net interest expense associated with our interest rate swaps results from receiving either a floating interest rate (OIS, or SOFR) or a fixed interest rate and paying either a fixed interest rate or a floating interest rate (OIS or SOFR) on positions held to economically hedge/mitigate portfolio interest rate exposure (or duration) risk. We may elect to terminate certain swaps and swaptions to align with our investment portfolio, agreements may mature or options may expire resulting in full settlement of our net interest spread asset/liability and the recognition of realized gains and losses, including early termination penalties. The change in fair value of interest rate swaps and swaptions during the three months ended March 31, 2022 and 2021 was a result of changes to floating interest rates (OIS or SOFR), the swap curve and corresponding counterparty borrowing rates. Since swaps and swaptions are used for purposes of hedging our interest rate exposure, their unrealized valuation gains and losses (excluding the reversal of unrealized gains and losses to realized gains and losses upon termination, maturation or option expiration) are generally offset by unrealized losses and gains in our Agency RMBS AFS portfolio, which are recorded either directly to stockholders’ equity through other comprehensive loss, net of tax, or to (loss) gain on investment securities, in the case of certain interest-only mortgage-backed securities.

Loss On Other Derivative Instruments
The following table provides a summary of the total net gains (losses) recognized on other derivative instruments we hold for purposes of both hedging and non-hedging activities, principally TBAs, U.S. Treasury and Eurodollar futures, options on U.S. Treasury futures, and inverse interest-only securities during the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,
(in thousands)	2022	2021
Interest income, net of accretion, on inverse interest-only securities	$853	$1,875
Realized and unrealized net gains (losses) on other derivative instruments (1)	(102,615)	(277,886)
Loss on other derivative instruments	$(101,762)	$(276,011)
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

Expenses
The following table presents the components of expenses for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,
(in thousands, except share data)	2022	2021
Servicing expenses	$24,704	$24,947
Operating expenses:
Compensation and benefits:
Non-cash equity compensation expenses	$4,161	$1,790
All other compensation and benefits	8,032	6,398
Total compensation and benefits	$12,193	$8,188
Other operating expenses:
Nonrecurring expenses	$689	$1,971
All other operating expenses	5,936	5,516
Total other operating expenses	$6,625	$7,487
Annualized operating expense ratio	2.8%	2.1%
Annualized operating expense ratio, excluding non-cash equity compensation and other nonrecurring expenses	2.1%	1.6%

We incur servicing expenses generally related to the subservicing of MSR. The slight decrease in servicing expenses during the three months ended March 31, 2022, as compared to the same period in 2021, was a result of a decrease in loan forbearance and adjustments for preliquidation claims.
The increase in total operating expenses during the three months ended March 31, 2022, as compared to the same period in 2021, was a result of increases in expenses for compensation and benefits, offset by decreases in other operating expenses driven by lower nonrecurring expenses.
Income Taxes
During the three months ended March 31, 2022, our TRSs recognized a provision for income taxes of $48.8 million, which was primarily due to income from MSR servicing activity and gains recognized on MSR, offset by net losses recognized on derivative instruments and operating expenses. During the three months ended March 31, 2021, our TRSs recognized a provision for income taxes of $22.7 million, which was primarily due to gains recognized on MSR, offset by net losses recognized on derivative instruments held in our TRSs.

Financial Condition
Available-for-Sale Securities, at Fair Value
The majority of our AFS investment securities portfolio is comprised of fixed rate Agency mortgage-backed securities backed by single-family and multi-family mortgage loans. We also hold $12.5 million in tranches of mortgage-backed and asset-backed P&I and interest-only non-Agency securities. All of our P&I Agency RMBS AFS are Fannie Mae or Freddie Mac mortgage pass-through certificates or collateralized mortgage obligations that carry an implied rating of “AAA,” or Ginnie Mae mortgage pass-through certificates, which are backed by the guarantee of the U.S. government. The majority of these securities consist of whole pools in which we own all of the investment interests in the securities.
The table below summarizes certain characteristics of our Agency RMBS AFS at March 31, 2022:

	March 31, 2022
(dollars in thousands, except purchase price)	Principal/ Current Face	Net (Discount) Premium	Amortized Cost	Allowance for Credit Losses	Unrealized Gain	Unrealized Loss	Carrying Value	Weighted Average Coupon Rate	Weighted Average Purchase Price
P&I securities	$6,674,287	$291,075	$6,965,362	$—	$21,881	$(186,039)	$6,801,204	3.76%	$104.77
Interest-only securities	2,016,996	157,625	157,625	(11,567)	17,047	(6,121)	156,984	3.00%	$14.92
Total	$8,691,283	$448,700	$7,122,987	$(11,567)	$38,928	$(192,160)	$6,958,188

Mortgage Servicing Rights, at Fair Value
One of our wholly owned subsidiaries has approvals from Fannie Mae and Freddie Mac to own and manage MSR, which represent the right to control the servicing of mortgage loans. We do not directly service mortgage loans, and instead contract with appropriately licensed subservicers to handle substantially all servicing functions in the name of the subservicer for the loans underlying our MSR. As of March 31, 2022, our MSR had a fair market value of $3.1 billion.
As of March 31, 2022, our MSR portfolio included MSR on 909,562 loans with an unpaid principal balance of approximately $229.4 billion. The following table summarizes certain characteristics of the loans underlying our MSR by gross weighted average coupon rate types and ranges at March 31, 2022:

	March 31, 2022
(dollars in thousands)	Number of Loans	Unpaid Principal Balance	Weighted Average Gross Coupon Rate	Weighted Average Current Loan Size	Weighted Average Loan Age (months)	Weighted Average Original FICO	Weighted Average Original LTV	60+ Day Delinquencies	3-Month CPR	Net Servicing Fee (bps)
30-Year Fixed:
≤ 3.25%	321,221	$105,217,832	2.8%	$386	14	768	70.9%	0.3%	7.3%	25.8
> 3.25 - 3.75%	169,826	44,352,428	3.4%	323	29	754	74.3%	0.8%	14.7%	26.4
> 3.75 - 4.25%	123,152	25,796,926	3.9%	267	54	752	75.7%	1.7%	23.6%	27.4
> 4.25 - 4.75%	74,789	13,445,902	4.4%	240	58	737	77.4%	3.5%	29.5%	26.3
> 4.75 - 5.25%	36,084	5,776,785	4.9%	227	54	722	78.7%	5.5%	32.3%	27.3
> 5.25%	14,308	1,920,792	5.5%	207	55	706	79.2%	7.9%	36.1%	30.5
	739,380	196,510,665	3.3%	340	27	759	73.1%	1.1%	14.6%	26.3
15-Year Fixed:
≤ 2.25%	26,666	7,978,415	2.0%	350	11	777	58.7%	0.1%	4.8%	25.2
> 2.25 - 2.75%	50,211	11,860,382	2.4%	289	15	773	58.7%	0.2%	8.7%	25.8
> 2.75 - 3.25%	45,731	7,379,256	2.9%	218	41	767	61.3%	0.3%	13.9%	26.2
> 3.25 - 3.75%	26,894	3,274,302	3.4%	170	57	758	64.2%	0.9%	20.5%	27.4
> 3.75 - 4.25%	12,060	1,203,669	3.9%	148	58	742	65.3%	1.5%	23.2%	28.8
> 4.25%	5,580	468,242	4.5%	128	50	727	66.0%	2.3%	24.7%	31.3
	167,142	32,164,266	2.6%	268	26	769	60.2%	0.3%	11.5%	26.1
Total ARMs	3,040	740,982	2.9%	316	55	762	67.8%	2.2%	26.5%	25.3
Total	909,562	$229,415,913	3.2%	$330	27	760	71.3%	1.0%	14.2%	26.3

Financing
Our borrowings consist primarily of repurchase agreements, revolving credit facilities, term notes payable and convertible senior notes. Repurchase agreements, revolving credit facilities and term notes payable are collateralized by our pledge of AFS securities, derivative instruments, MSR, servicing advances and certain cash balances. Substantially all of our Agency RMBS are currently pledged as collateral, and a portion of our non-Agency securities have been pledged as collateral for repurchase agreements. Additionally, a substantial portion of our MSR is currently pledged as collateral for repurchase agreements, revolving credit facilities and term notes payable, and a portion of our servicing advances have been pledged as collateral for revolving credit facilities. In connection with our securitization of MSR and issuance of term notes payable, a variable funding note, or VFN, was issued to one of our subsidiaries. We have one repurchase facility that is secured by the VFN, which is collateralized by our MSR. Finally, our convertible senior notes due 2026 are unsecured and pay interest semiannually at a rate of 6.25% per annum.
Some of our financing arrangements incorporate LIBOR as the referenced rate; however all arrangements either mature prior to the phase out of LIBOR or have provisions in place that provide for an alternative to LIBOR upon its phase-out. See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Market Conditions and Outlook - LIBOR transition” in this Quarterly Report on Form 10-Q for further discussion.
At March 31, 2022, borrowings under repurchase agreements, revolving credit facilities, term notes payable and convertible senior notes had the following characteristics:

(dollars in thousands)	March 31, 2022
Borrowing Type	Amount Outstanding	Weighted Average Borrowing Rate	Weighted Average Years to Maturity
Repurchase agreements	$7,872,656	0.58%	0.2
Revolving credit facilities	570,761	3.78%	0.8
Term notes payable	397,074	3.26%	2.2
Convertible senior notes (1)	281,403	6.25%	3.8
Total	$9,121,894	1.07%	0.5

(dollars in thousands)	March 31, 2022
Collateral Type	Amount Outstanding	Weighted Average Borrowing Rate	Weighted Average Haircut on Collateral Value
Agency RMBS	$7,437,865	0.40%	4.2%
Non-Agency securities	219	1.97%	44.3%
Agency Derivatives	34,572	0.76%	17.7%
Mortgage servicing rights	1,348,635	3.66%	28.0%
Mortgage servicing advances	19,200	3.65%	13.8%
Other (1)	281,403	6.25%	N/A
Total	$9,121,894	1.07%	7.6%
____________________
(1)Includes unsecured convertible senior notes due 2026 paying interest semiannually at a rate of 6.25% per annum on the aggregate principal amount of $287.5 million.

As of March 31, 2022, the debt-to-equity ratio funding our AFS securities, MSR, servicing advances and Agency Derivatives, which includes unsecured borrowings under convertible senior notes, was 3.5:1.0. As previously discussed, our Agency RMBS, given their liquidity and high credit quality, are eligible for higher levels of leverage, while MSR, with less liquidity and/or more exposure to prepayment risk, utilize lower levels of leverage. Generally, our debt-to-equity ratio is directly correlated to the composition of our portfolio; typically, the higher the percentage of Agency RMBS we hold, the higher our debt-to-equity ratio will be. However, in addition to portfolio mix, our debt-to-equity ratio is a function of many other factors, including the liquidity of our portfolio, the availability and price of our financing, the diversification of our counterparties and their available capacity to finance our assets, and anticipated regulatory developments. We may alter the percentage allocation of our portfolio among our target assets depending on the relative value of the assets that are available to purchase from time to time, including at times when we are deploying proceeds from offerings we conduct. We believe the current degree of leverage within our portfolio helps ensure that we have access to unused borrowing capacity, thus supporting our liquidity and the strength of our balance sheet.
The following table provides a summary of our borrowings under repurchase agreements, revolving credit facilities, term notes payable and convertible senior notes, our net TBA notional amounts and our debt-to-equity ratios for the three months ended March 31, 2022, and the four immediately preceding quarters:

(dollars in thousands)
For the Three Months Ended	Quarterly Average	End of Period Balance	Maximum Balance of Any Month-End	End of Period Total Borrowings to Equity Ratio	End of Period Net Long (Short) TBA Notional	End of Period Economic Debt-to-Equity Ratio (1)
March 31, 2022	$9,139,305	$9,121,894	$9,366,946	3.5:1.0	$4,622,000	5.1:1.0
December 31, 2021	$7,908,651	$8,898,809	$8,898,809	3.2:1.0	$4,116,000	4.7:1.0
September 30, 2021	$8,888,607	$8,365,211	$9,060,624	3.1:1.0	$8,742,000	6.1:1.0
June 30, 2021	$11,129,575	$9,704,066	$12,837,520	3.9:1.0	$6,854,000	6.5:1.0
March 31, 2021	$14,016,694	$12,938,748	$14,525,894	4.8:1.0	$4,800,000	6.4:1.0
____________________
(1)Defined as total borrowings under repurchase agreements, revolving credit facilities, term notes payable and convertible senior notes, plus implied debt on net TBA notional, divided by total equity.

Equity
The table below provides details of our changes in stockholders’ equity from December 31, 2021 to March 31, 2022:

(dollars in millions, except per share amounts)	Book Value	Common Shares Outstanding	Common Book Value Per Share
Common stockholders’ equity at December 31, 2021	$2,017.7	343.9	$5.87
Earnings available for distribution, net of tax expense of $0.6 million (1)	75.5
Dividends on preferred stock	(13.8)
Earnings available for distribution to common stockholders, net of tax expense of $0.6 million (1)	61.7
Realized and unrealized gains and losses, net of tax expense of $48.2 million	209.8
Other comprehensive loss, net of tax	(331.8)
Dividend declarations	(58.8)
Other	4.1	0.2
Issuance of common stock, net of offering costs	0.3	—
Common stockholders’ equity at March 31, 2022	$1,903.0	344.1	$5.53
Total preferred stock liquidation preference	726.3
Total stockholders’ equity at March 31, 2022	$2,629.3
____________________
(1)Earnings Available for Distribution, or EAD, is a non-GAAP measure that we define as comprehensive loss attributable to common stockholders, excluding realized and unrealized gains and losses on the aggregate portfolio, provision for (reversal of) credit losses, reserve expense for representation and warranty obligations on MSR, non-cash compensation expense related to restricted common stock and other nonrecurring expenses. As defined, EAD includes net interest income, accrual and settlement of interest on derivatives, dollar roll income on TBAs, U.S. Treasury futures income, servicing income, net of estimated amortization on MSR and recurring cash related operating expenses. EAD provides supplemental information to assist investors in analyzing the Company’s results of operations and helps facilitate comparisons to industry peers. EAD is one of several measures our board of directors considers to determine the amount of dividends to declare on our common stock and should not be considered an indication of our taxable income or as a proxy for the amount of dividends we may declare.

The following table provides a reconciliation of comprehensive loss and GAAP net income to non-GAAP measures for the three months ended March 31, 2022:

Three Months Ended
(in millions)	March 31, 2022
Comprehensive loss attributable to common stockholders	$(60.3)
Adjustment for other comprehensive loss attributable to common stockholders:
Unrealized losses on available-for-sale securities	331.8
Net income attributable to common stockholders	271.5
Adjustments to exclude reported realized and unrealized (gains) losses:
Realized losses on investment securities	52.4
Unrealized gains on investment securities	(1.2)
Provision for credit losses on investment securities	1.1
Realized and unrealized gains on mortgage servicing rights, net	(410.6)
Realized loss on termination or expiration of interest rate swaps and swaptions	56.3
Unrealized gains on interest rate swaps and swaptions	(19.0)
Realized and unrealized losses on other derivative instruments	102.6
Other adjustments:
MSR amortization (1)	(67.2)
TBA dollar roll income (2)	22.4
U.S. Treasury futures income (3)	(0.3)
Change in servicing reserves	0.6
Non-cash equity compensation expense	4.2
Other nonrecurring expenses	0.7
Net provision for income taxes on non-EAD (4)	48.2
Earnings available for distribution to common stockholders (4)	$61.7
____________________
(1)MSR amortization refers to the portion of change in fair value of MSR primarily attributed to the realization of expected cash flows (runoff) of the portfolio, which is deemed a non-GAAP measure due to the company’s decision to account for MSR at fair value.
(2)TBA dollar roll income is the economic equivalent to holding and financing Agency RMBS using short-term repurchase agreements.
(3)U.S. Treasury futures income is the economic equivalent to holding and financing a relevant cheapest-to-deliver U.S. Treasury note or bond using short-term repurchase agreements.
(4)EAD is a non-GAAP measure that we define as comprehensive loss attributable to common stockholders, excluding realized and unrealized gains and losses on the aggregate portfolio, provision for (reversal of) credit losses, reserve expense for representation and warranty obligations on MSR, non-cash compensation expense related to restricted common stock and other nonrecurring expenses. As defined, EAD includes net interest income, accrual and settlement of interest on derivatives, dollar roll income on TBAs, U.S. Treasury futures income, servicing income, net of estimated amortization on MSR and recurring cash related operating expenses. EAD provides supplemental information to assist investors in analyzing the Company’s results of operations and helps facilitate comparisons to industry peers. EAD is one of several measures our board of directors considers to determine the amount of dividends to declare on our common stock and should not be considered an indication of our taxable income or as a proxy for the amount of dividends we may declare.

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

As of March 31, 2022, we held $620.2 million in cash and cash equivalents available to support our operations; $10.1 billion of AFS securities, MSR, and derivative assets held at fair value; and $9.1 billion of outstanding debt in the form of repurchase agreements, borrowings under revolving credit facilities, term notes payable and convertible senior notes. During the three months ended March 31, 2022, the debt-to-equity ratio funding our AFS securities, MSR, servicing advances and Agency Derivatives, which includes unsecured borrowings under convertible senior notes, increased from 3.2:1.0 to 3.5:1.0. The increase was predominantly driven by an increase in financing on MSR as well as a decrease in equity. During the three months ended March 31, 2022, our economic debt-to-equity ratio funding our AFS securities, MSR and Agency Derivatives, which includes unsecured borrowings under convertible senior notes and implied debt on net TBA notional, increased from 4.7:10 to 5.1:1.0.
As of March 31, 2022, we held approximately $464.6 million of unpledged Agency securities and derivatives, which includes $430.8 million of unsettled Agency RMBS purchases, and $12.2 million of unpledged non-Agency securities. As a result, we had an overall estimated unused borrowing capacity on unpledged securities of approximately $455.0 million. As of March 31, 2022, we held approximately $338.8 million of unpledged MSR and $79.0 million of unpledged servicing advances. Overall, we had unused committed borrowing capacity on MSR asset and servicing advance financing facilities of $178.8 million and $180.8 million, respectively. Generally, unused borrowing capacity may be the result of our election not to utilize certain financing, as well as delays in the timing in which funding is provided, insufficient collateral or the inability to meet lenders’ eligibility requirements for specific types of asset classes. On a daily basis, we monitor and forecast our available, or excess, liquidity. Additionally, we frequently perform shock analyses against various market events to monitor the adequacy of our excess liquidity. If borrowing rates and/or collateral requirements change in the near term, we believe we are subject to less earnings volatility than a more leveraged organization.
During the three months ended March 31, 2022, we did not experience any material issues accessing our funding sources. We expect ongoing sources of financing to be primarily repurchase agreements, revolving credit facilities, term notes payable, convertible notes and similar financing arrangements. We plan to finance our assets with a moderate amount of leverage, the level of which may vary based upon the particular characteristics of our portfolio and market conditions.
As of March 31, 2022, we had master repurchase agreements in place with 39 counterparties (lenders), the majority of which are U.S. domiciled financial institutions, and we continue to evaluate additional counterparties to manage and optimize counterparty risk. Under our repurchase agreements, we are required to pledge additional assets as collateral to our lenders when the estimated fair value of the existing pledged collateral under such agreements declines and such lenders, through a margin call, demand additional collateral. Lenders generally make margin calls because of a perceived decline in the value of our assets collateralizing the repurchase agreements. This may occur following the monthly principal reduction of assets due to scheduled amortization and prepayments on the underlying mortgages, or may be caused by changes in market interest rates, a perceived decline in the market value of the investments and other market factors. To cover a margin call, we may pledge additional assets or cash. At maturity, any cash on deposit as collateral is generally applied against the repurchase agreement balance, thereby reducing the amount borrowed. Should the value of our assets suddenly decrease, significant margin calls on our repurchase agreements could result, causing an adverse change in our liquidity position.
In addition to our master repurchase agreements to fund our Agency and non-Agency securities, we have one repurchase facility and three revolving credit facilities that provide short- and long-term financing for our MSR portfolio. We also have one revolving credit facility that provides short-term financing for our servicing advances. An overview of the facilities is presented in the table below:

(dollars in thousands)
March 31, 2022
Expiration Date (1)	Amount Outstanding	Unused Committed Capacity (2)	Unused Uncommitted Capacity	Total Capacity	Eligible Collateral
August 31, 2022	$405,311	$—	$294,689	$700,000	Mortgage servicing rights
February 8, 2023	$400,000	$—	$100,000	$500,000	Mortgage servicing rights (3)
March 20, 2024	$146,250	$78,750	$75,000	$300,000	Mortgage servicing rights (4)
January 31, 2023	$—	$100,000	$—	$100,000	Mortgage servicing rights
September 28, 2022	$19,200	$180,800	$—	$200,000	Mortgage servicing advances
____________________
(1)The facilities are set to mature on the stated expiration date, unless extended pursuant to their terms.
(2)Represents unused capacity amounts to which commitment fees are charged.
(3)This repurchase facility is secured by a VFN issued in connection with our securitization of MSR, which is collateralized by our MSR.
(4)The revolving period of this facility ceases on March 17, 2023, at which time the facility starts a 12-month amortization period.

We are subject to a variety of financial covenants under our lending agreements. The following represent the most restrictive financial covenants across our lending agreements as of March 31, 2022:
•Total indebtedness to tangible net worth must be less than 8.0:1.0. As of March 31, 2022, our total indebtedness to tangible net worth, as defined, was 3.5:1.0.
•Cash liquidity must be greater than $200.0 million. As of March 31, 2022, our liquidity, as defined, was $620.2 million.
•Net worth must be greater than the higher of $1.5 billion or 50% of the highest net worth during the 24 calendar months prior, measured beginning March 31, 2020. As of March 31, 2022, 50% of the highest net worth during the 24 calendar months prior, as defined, was $1.6 billion and our net worth, as defined, was $2.6 billion.
We are also subject to additional financial covenants in connection with various other agreements we enter into in the normal course of our business. We intend to continue to operate in a manner which complies with all of our financial covenants.
The following table summarizes assets at carrying values that were pledged or restricted as collateral for the future payment obligations of repurchase agreements, revolving credit facilities, term notes payable and derivative instruments at March 31, 2022 and December 31, 2021:

(in thousands)	March 31, 2022	December 31, 2021
Available-for-sale securities, at fair value	$6,494,873	$7,009,449
Mortgage servicing rights, at fair value	2,751,211	2,130,807
Restricted cash	557,641	747,979
Due from counterparties	666,056	33,718
Derivative assets, at fair value	29,302	39,608
Other assets	41,761	33,767
Total	$10,540,844	$9,995,328

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

The following table provides the maturities of our repurchase agreements, revolving credit facilities, term notes payable and convertible senior notes as of March 31, 2022 and December 31, 2021:

(in thousands)	March 31, 2022	December 31, 2021
Within 30 days	$2,183,218	$1,771,027
30 to 59 days	1,083,755	1,807,544
60 to 89 days	1,917,513	1,981,056
90 to 119 days	974,584	1,249,435
120 to 364 days	2,138,097	1,265,638
One to three years	543,324	543,026
Three to five years	281,403	281,083
Total	$9,121,894	$8,898,809
For the three months ended March 31, 2022, our restricted and unrestricted cash balance decreased approximately $612.5 million to $1.5 billion at March 31, 2022. The cash movements can be summarized by the following:
•Cash flows from operating activities. For the three months ended March 31, 2022, operating activities decreased our cash balances by approximately $51.3 million, primarily driven by our financial results for the year.
•Cash flows from investing activities. For the three months ended March 31, 2022, investing activities decreased our cash balances by approximately $711.5 million, primarily driven by purchases of AFS securities and MSR, offset by proceeds from sales of and principal payments on AFS securities.
•Cash flows from financing activities. For the three months ended March 31, 2022, financing activities increased our cash balance by approximately $150.3 million, primarily driven by an increase in financing on MSR, offset by the repayment of our convertible senior notes due 2022 and payment of dividends.

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

Subject to maintaining our qualification as a REIT, we engage in a variety of interest rate risk management techniques that seek to mitigate the influence of interest rate changes on the values of our assets. We may enter into a variety of derivative and non-derivative instruments to economically hedge interest rate risk or “duration mismatch (or gap)” by adjusting the duration of our floating-rate borrowings into fixed-rate borrowings to more closely match the duration of our assets. This particularly applies to borrowing agreements with maturities or interest rate resets of less than six months. Typically, the interest receivable terms (i.e., LIBOR, OIS or SOFR) of certain derivatives match the terms of the underlying debt, resulting in an effective conversion of the rate of the related borrowing agreement from floating to fixed. The objective is to manage the cash flows associated with current and anticipated interest payments on borrowings, as well as the ability to roll or refinance borrowings at the desired amount by adjusting the duration. To help manage the adverse impact of interest rate changes on the value of our portfolio as well as our cash flows, we may, at times, enter into various forward contracts, including short securities, TBAs, options, futures, swaps, caps, credit default swaps and total return swaps. In executing on our current interest rate risk management strategy, we have entered into TBAs, interest rate swap and swaption agreements, U.S. Treasury and Eurodollar futures and options on U.S. Treasury futures. In addition, because MSR are negative duration assets, they provide a hedge to interest rate exposure on our Agency RMBS portfolio. In hedging interest rate risk, we seek to reduce the risk of losses on the value of our investments that may result from changes in interest rates in the broader markets, improve risk-adjusted returns and, where possible, obtain a favorable spread between the yield on our assets and the cost of our financing.
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
We perform interest rate sensitivity analyses on various measures of our financial results and condition by examining how our assets, financing, and hedges will perform in various interest rate “shock” scenarios. Two of these measures are presented below in more detail. The first measure is change in annualized net interest income over the next 12 months, including interest spread from our interest rate swaps and float income from custodial accounts associated with our MSR. The second measure is change in value of financial position, including the value of our derivative assets and liabilities. All changes in value are measured as the change from the March 31, 2022 financial position. All projected changes in annualized net interest income are measured as the change from the projected annualized net interest income based off current performance returns.

Computation of the cash flows for the rate-sensitive assets underpinning change in annualized net interest income are based on assumptions related to, among other things, prepayment speeds, yield on future acquisitions, slope of the yield curve, and size of the portfolio (for example, the assumption for prepayment speeds for Agency RMBS, and MSR is that they do not change in response to changes in interest rates). Assumptions for the interest rate sensitive liabilities relate to, among other things, collateral requirements as a percentage of borrowings and amount/term of borrowing. These assumptions may not hold in practice; realized net interest income results may therefore be significantly different from the net interest income produced in scenario analyses. We also note that the uncertainty associated with the estimate of a change in net interest income is directly related to the size of interest rate move considered.
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
The following interest rate sensitivity table displays the potential impact of instantaneous, parallel changes in interest rates of +/- 25 and +/- 50 bps on annualized net interest income and portfolio value, based on our interest sensitive financial instruments at March 31, 2022. The preceding discussion shows that the results for the 25 bps move scenarios are the best representation of our interest rate exposure, followed by those for the 50 bps move scenarios. This hierarchy reflects our localized approach to managing interest rate risk: monitoring rates and rebalancing our hedges on a day to day basis, where rate moves only rarely exceed 25 bps in either direction.

	Changes in Interest Rates
(dollars in thousands)	-50 bps	-25 bps	+25 bps	+50 bps
Change in annualized net interest income (1):	$(31,468)	$(15,672)	$16,110	$32,631
% change in net interest income (1)	(16.5)%	(8.2)%	8.5%	17.1%
Change in value of financial position:
Available-for-sale securities	$141,559	$73,269	$(77,869)	$(159,771)
As a % of common equity	7.4%	3.8%	(4.1)%	(8.4)%
Mortgage servicing rights (2)	$(149,056)	$(68,873)	$51,927	$86,653
As a % of common equity (2)	(7.8)%	(3.6)%	2.7%	4.5%
Derivatives, net	$(53,547)	$(23,639)	$18,128	$29,915
As a % of common equity	(2.8)%	(1.2)%	1.0%	1.6%
Reverse repurchase agreements	$29	$14	$(14)	$(29)
As a % of common equity	—%	—%	—%	—%
Repurchase agreements	$(9,115)	$(4,557)	$4,095	$7,792
As a % of common equity	(0.5)%	(0.2)%	0.2%	0.4%
Revolving credit facilities	$(63)	$(31)	$31	$63
As a % of common equity	—%	—%	—%	—%
Term notes payable	$(240)	$(103)	$85	$158
As a % of common equity	—%	—%	—%	—%
Convertible senior notes	$(1,976)	$(988)	$952	$1,905
As a % of common equity	(0.1)%	(0.1)%	0.1%	0.1%
Total Net Assets	$(72,409)	$(24,908)	$(2,665)	$(33,314)
As a % of total assets	(0.6)%	(0.2)%	—%	(0.3)%
As a % of common equity	(3.8)%	(1.3)%	(0.1)%	(1.8)%
____________________
(1)Amounts include the effect of interest spread from our interest rate swaps and float income from custodial accounts associated with our MSR, but do not reflect any potential changes to dollar roll income associated with our TBA positions, which are accounted for as derivative instruments in accordance with U.S. GAAP.
(2)Includes the effect of unsettled MSR.

Certain assumptions have been made in connection with the calculation of the information set forth in the foregoing interest rate sensitivity table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at March 31, 2022. As discussed, the analysis utilizes assumptions and estimates based on our experience and judgment. Furthermore, future purchases and sales of assets could materially change our interest rate risk profile.
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

Item 4. Controls and Procedures
A review and evaluation was performed by our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that review and evaluation, the CEO and CFO have concluded that our current disclosure controls and procedures, as designed and implemented, were effective as of March 31, 2022. Although our CEO and CFO have determined our disclosure controls and procedures were effective at the end of the period covered by this Quarterly Report on Form 10-Q, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the company to disclose material information otherwise required to be set forth in the reports we submit under the Exchange Act.
There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
From time to time, we may be involved in various legal and regulatory matters that arise in the ordinary course of business. As previously disclosed, on April 13, 2020,we announced that we had elected not to renew the Management Agreement with PRCM Advisers. Subsequently, on July 15, 2020, we provided PRCM Advisers with a notice of termination of the Management Agreement for “cause” in accordance with Section 15(a) of the Management Agreement. We terminated the Management Agreement for “cause” on the basis of certain material breaches and certain events of gross negligence on the part of PRCM Advisers in the performance of its duties under the Management Agreement.
On July 21, 2020, PRCM Advisers filed a complaint against us in the United States District Court for the Southern District of New York, or the Court. Subsequently, PRCM Advisers filed an amended complaint, or the Federal Complaint, on September 4, 2020. The Federal Complaint alleges, among other things, the misappropriation of trade secrets in violation of both the Defend Trade Secrets Act and New York common law, breach of contract, breach of the implied covenant of good faith and fair dealing, unfair competition and business practices, unjust enrichment, conversion, and tortious interference with contract. The Federal Complaint seeks, among other things, an order enjoining us from making any use of or disclosing PRCM Advisers’ trade secret, proprietary, or confidential information; damages in an amount to be determined at a hearing and/or trial; disgorgement of the company’s wrongfully obtained profits; and fees and costs incurred by PRCM Advisers in pursuing the action. On September 25, 2020, we filed a motion to dismiss the Federal Complaint. PRCM Advisers thereafter filed an opposition to the motion to dismiss on October 16, 2020, and on October 26, 2020, we filed a reply. On June 23, 2021, the Court granted in part and denied in part our motion to dismiss. The Court dismissed PRCM Advisers’ claims challenging the termination of the Management Agreement, including PRCM Advisers’ claims for breach of contract with respect to Sections 13(a) and 15 of the Management Agreement and for breach of the implied covenant of good faith and fair dealing, as well as certain of PRCM Advisers’ other claims.
On July 7, 2021, PRCM Advisers filed a motion for leave to amend the Federal Complaint for the purpose of amending certain allegations related to PRCM Advisers’ claim for breach of contract with respect to Section 15 of the Management Agreement, and the purpose of adding Pine River Domestic Management L.P. and Pine River Capital Management L.P. as plaintiffs. On July 21, 2021, we filed an opposition to the motion to amend, and on July 28, 2021, PRCM Advisers filed its reply. On October 18, 2021, the Court granted PRCM Advisers’ motion for leave to amend the Federal Complaint, and deemed PRCM Advisers’ second amended complaint served. On November 17, 2021, we filed its answer and counterclaims against PRCM Advisers and Pine River Capital Management L.P. in the Court. On December 17, 2021, PRCM Advisers and Pine River Capital Management L.P. filed their answer to the Company’s counterclaims. Discovery has commenced and is ongoing. Our board of directors believes the Federal Complaint is without merit and that the company has fully complied with the terms of the Management Agreement.
Separately, the staff of the SEC conducted a non-public investigation in connection with our decisions not to renew its Management Agreement with PRCM Advisers on the basis of unfair compensation payable to PRCM Advisers in accordance with Section 13(a)(ii) of the Management Agreement and to terminate its Management Agreement with PRCM Advisers for “cause” in accordance with Section 15 of the Management Agreement. We fully cooperated with the SEC. On January 5, 2022, the SEC informed us that it had concluded its investigation as to the company and that, based on the information provided to the SEC as of such date, it did not intend to recommend any enforcement action against us.

Item 1A. Risk Factors
There have been no material changes to the risk factors set forth under the heading “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021, or the Form 10-K. The materialization of any risks and uncertainties identified in our Forward-Looking Statements contained in this Quarterly Report on Form 10-Q, together with those previously disclosed in the Form 10-K or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations, and cash flows. See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements” in this Quarterly Report on Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)None.
(b)None.

(c)Our share repurchase program allows for the repurchase of up to an aggregate of 37,500,000 shares of the company’s common stock. Shares may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act or by any combination of such methods. The manner, price, number and timing of share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The share repurchase program does not require the purchase of any minimum number of shares, and, subject to SEC rules, purchases may be commenced or suspended at any time without prior notice. The share repurchase program does not have an expiration date. As of March 31, 2022, we had repurchased 12,174,300 shares under the program for a total cost of $201.5 million. We did not repurchase shares during the three months ended March 31, 2022.

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

3.10	Amended and Restated Bylaws of Two Harbors Investment Corp. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 23, 2020).
31.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
31.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)
32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)
101	Financial statements from the Quarterly Report on Form 10-Q of Two Harbors Investment Corp. for the three months ended March 31, 2022, filed with the SEC on May 5, 2022, formatted in Inline XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Loss, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements. (filed herewith)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101). (filed herewith)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TWO HARBORS INVESTMENT CORP.
Dated:	May 5, 2022	By:	/s/ William Greenberg
William Greenberg President, Chief Executive Officer, and Chief Investment Officer (Principal Executive Officer)
Dated:	May 5, 2022	By:	/s/ Mary Riskey
Mary Riskey Chief Financial Officer (Principal Financial and Accounting Officer)