Form 10-Q
period 2022-09-30
TWO HARBORS INVESTMENT CORP.
filed 2022-11-09
CIK 1465740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of November 7, 2022, there were 86,374,554 shares of outstanding common stock, par value $0.01 per share, issued and outstanding.

TWO HARBORS INVESTMENT CORP.

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2022	December 31, 2021
ASSETS	(unaudited)
Available-for-sale securities, at fair value (amortized cost $10,228,511 and $7,005,013, respectively; allowance for credit losses $8,535 and $14,238, respectively)	$9,473,843	$7,161,703
Mortgage servicing rights, at fair value	3,021,790	2,191,578
Cash and cash equivalents	732,482	1,153,856
Restricted cash	842,534	934,814
Accrued interest receivable	37,701	26,266
Due from counterparties	215,473	168,449
Derivative assets, at fair value	18,406	80,134
Reverse repurchase agreements	207,206	134,682
Other assets	146,122	262,823
Total Assets (1)	$14,695,557	$12,114,305
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Repurchase agreements	$10,034,018	$7,656,445
Revolving credit facilities	1,131,161	420,761
Term notes payable	397,697	396,776
Convertible senior notes	282,096	424,827
Derivative liabilities, at fair value	107,379	53,658
Due to counterparties	348,176	196,627
Dividends payable	72,802	72,412
Accrued interest payable	48,592	18,382
Commitments and contingencies (see Note 15)	—	—
Other liabilities	129,159	130,464
Total Liabilities (1)	12,551,080	9,370,352
Stockholders’ Equity:
Preferred stock, par value $0.01 per share; 100,000,000 shares authorized and 29,050,000 shares issued and outstanding ($726,250 liquidation preference)	702,550	702,550
Common stock, par value $0.01 per share; 175,000,000 shares authorized and 86,371,867 and 85,977,831 shares issued and outstanding, respectively	864	860
Additional paid-in capital	5,643,493	5,627,758
Accumulated other comprehensive (loss) income	(701,383)	186,346
Cumulative earnings	1,703,445	1,212,983
Cumulative distributions to stockholders	(5,204,492)	(4,986,544)
Total Stockholders’ Equity	2,144,477	2,743,953
Total Liabilities and Stockholders’ Equity	$14,695,557	$12,114,305
____________________
(1)The condensed consolidated balance sheets include assets and liabilities of consolidated variable interest entities, or VIEs. At September 30, 2022 and December 31, 2021, assets of the VIEs totaled $438,784 and $454,596, and liabilities of the VIEs totaled $434,627 and $440,030, respectively. See Note 3 - Variable Interest Entities for additional information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (unaudited)
(in thousands, except share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Interest income:
Available-for-sale securities	$88,472	$35,837	$188,518	$134,581
Other	5,916	203	7,719	1,011
Total interest income	94,388	36,040	196,237	135,592
Interest expense:
Repurchase agreements	57,868	5,761	85,480	21,212
Revolving credit facilities	15,178	5,605	29,960	17,375
Term notes payable	5,427	3,249	12,608	9,685
Convertible senior notes	4,877	7,267	14,720	20,743
Total interest expense	83,350	21,882	142,768	69,015
Net interest income	11,038	14,158	53,469	66,577
Other income:
(Loss) gain on investment securities	(6,426)	28,642	(256,487)	119,991
Servicing income	148,833	122,960	442,985	342,895
(Loss) gain on servicing asset	(6,720)	(42,500)	489,461	16,887
Gain (loss) on interest rate swap and swaption agreements	34,806	(3,947)	29,499	5,102
Gain (loss) on other derivative instruments	159,044	(15,019)	(43,991)	(239,718)
Other loss	—	—	(117)	(5,701)
Total other income	329,537	90,136	661,350	239,456
Expenses:
Servicing expenses	21,152	21,041	68,847	64,668
Compensation and benefits	10,100	9,198	33,312	28,645
Other operating expenses	10,688	7,406	26,465	22,111
Total expenses	41,940	37,645	128,624	115,424
Income before income taxes	298,635	66,649	586,195	190,609
Provision for income taxes	21,023	325	95,733	2,088
Net income	277,612	66,324	490,462	188,521
Dividends on preferred stock	13,747	13,748	41,242	44,711
Net income attributable to common stockholders	$263,865	$52,576	$449,220	$143,810
Basic earnings per weighted average common share	$3.04	$0.68	$5.19	$2.01
Diluted earnings per weighted average common share	$2.78	$0.66	$4.80	$1.95
Dividends declared per common share	$0.68	$0.68	$2.04	$2.04
Weighted average number of shares of common stock:
Basic	86,252,104	76,943,355	86,107,979	71,298,088
Diluted	96,132,100	86,682,518	96,120,844	79,991,529

The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (unaudited), continued
(in thousands, except share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Comprehensive (loss) income:
Net income	$277,612	$66,324	$490,462	$188,521
Other comprehensive loss, net of tax:
Unrealized loss on available-for-sale securities	(551,673)	(7,350)	(887,729)	(341,702)
Other comprehensive loss	(551,673)	(7,350)	(887,729)	(341,702)
Comprehensive (loss) income	(274,061)	58,974	(397,267)	(153,181)
Dividends on preferred stock	13,747	13,748	41,242	44,711
Comprehensive (loss) income attributable to common stockholders	$(287,808)	$45,226	$(438,509)	$(197,892)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)
(in thousands)

	Preferred Stock	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Earnings	Cumulative Distributions to Stockholders	Total Stockholders’ Equity
Balance, December 31, 2020	$977,501	$684	$5,165,847	$641,601	$1,025,756	$(4,722,463)	$3,088,926
Net income	—	—	—	—	240,157	—	240,157
Other comprehensive loss before reclassifications, net of tax	—	—	—	(202,888)	—	—	(202,888)
Amounts reclassified from accumulated other comprehensive income, net of tax	—	—	—	(68,565)	—	—	(68,565)
Other comprehensive loss, net of tax	—	—	—	(271,453)	—	—	(271,453)
Redemption of preferred stock	(274,951)	—	—	—	—	—	(274,951)
Issuance of common stock, net of offering costs	—	—	99	—	—	—	99
Preferred dividends declared	—	—	—	—	—	(17,216)	(17,216)
Common dividends declared	—	—	—	—	—	(46,636)	(46,636)
Non-cash equity award compensation	—	—	1,790	—	—	—	1,790
Balance, March 31, 2021	702,550	684	5,167,736	370,148	1,265,913	(4,786,315)	2,720,716
Net loss	—	—	—	—	(117,960)	—	(117,960)
Other comprehensive loss before reclassifications, net of tax	—	—	—	(57,799)	—	—	(57,799)
Amounts reclassified from accumulated other comprehensive income, net of tax	—	—	—	(5,100)	—	—	(5,100)
Other comprehensive loss, net of tax	—	—	—	(62,899)	—	—	(62,899)
Issuance of common stock, net of offering costs	—	—	93	—	—	—	93
Preferred dividends declared	—	—	—	—	—	(13,747)	(13,747)
Common dividends declared	—	—	—	—	—	(46,759)	(46,759)
Non-cash equity award compensation	—	—	4,611	—	—	—	4,611
Balance, June 30, 2021	702,550	684	5,172,440	307,249	1,147,953	(4,846,821)	2,484,055
Net income	—	—	—	—	66,324	—	66,324
Other comprehensive income before reclassifications, net of tax	—	—	—	11,415	—	—	11,415
Amounts reclassified from accumulated other comprehensive income, net of tax	—	—	—	(18,765)	—	—	(18,765)
Other comprehensive loss, net of tax	—	—	—	(7,350)	—	—	(7,350)
Issuance of common stock, net of offering costs	—	100	256,511	—	—	—	256,611
Preferred dividends declared	—	—	—	—	—	(13,748)	(13,748)
Common dividends declared	—	—	—	—	—	(53,563)	(53,563)
Non-cash equity award compensation	—	1	2,558	—	—	—	2,559
Balance, September 30, 2021	$702,550	$785	$5,431,509	$299,899	$1,214,277	$(4,914,132)	$2,734,888

The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited), continued
(in thousands)

	Preferred Stock	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Earnings	Cumulative Distributions to Stockholders	Total Stockholders’ Equity
Balance, December 31, 2021	$702,550	$860	$5,627,758	$186,346	$1,212,983	$(4,986,544)	$2,743,953
Net income	—	—	—	—	285,270	—	285,270
Other comprehensive loss before reclassifications, net of tax	—	—	—	(323,490)	—	—	(323,490)
Amounts reclassified from accumulated other comprehensive income, net of tax	—	—	—	(8,355)	—	—	(8,355)
Other comprehensive loss, net of tax	—	—	—	(331,845)	—	—	(331,845)
Issuance of common stock, net of offering costs	—	—	323	—	—	—	323
Preferred dividends declared	—	—	—	—	—	(13,747)	(13,747)
Common dividends declared	—	—	—	—	—	(58,811)	(58,811)
Non-cash equity award compensation	—	—	4,161	—	—	—	4,161
Balance, March 31, 2022	702,550	860	5,632,242	(145,499)	1,498,253	(5,059,102)	2,629,304
Net loss	—	—	—	—	(72,420)	—	(72,420)
Other comprehensive loss before reclassifications, net of tax	—	—	—	(141,843)	—	—	(141,843)
Amounts reclassified from accumulated other comprehensive income, net of tax	—	—	—	137,632	—	—	137,632
Other comprehensive loss, net of tax	—	—	—	(4,211)	—	—	(4,211)
Issuance of common stock, net of offering costs	—	—	82	—	—	—	82
Preferred dividends declared	—	—	—	—	—	(13,748)	(13,748)
Common dividends declared	—	—	—	—	—	(58,844)	(58,844)
Non-cash equity award compensation	—	1	3,460	—	—	—	3,461
Balance, June 30, 2022	702,550	861	5,635,784	(149,710)	1,425,833	(5,131,694)	2,483,624
Net income	—	—	—	—	277,612	—	277,612
Other comprehensive loss before reclassifications, net of tax	—	—	—	(534,923)	—	—	(534,923)
Amounts reclassified from accumulated other comprehensive income, net of tax	—	—	—	(16,750)	—	—	(16,750)
Other comprehensive loss, net of tax	—	—	—	(551,673)	—	—	(551,673)
Issuance of common stock, net of offering costs	—	3	5,354	—	—	—	5,357
Preferred dividends declared	—	—	—	—	—	(13,747)	(13,747)
Common dividends declared	—	—	—	—	—	(59,051)	(59,051)
Non-cash equity award compensation	—	—	2,355	—	—	—	2,355
Balance, September 30, 2022	$702,550	$864	$5,643,493	$(701,383)	$1,703,445	$(5,204,492)	$2,144,477

The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2022	2021
Cash Flows From Operating Activities:
Net income	$490,462	$188,521
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums and discounts on investment securities, net	70,254	186,006
Amortization of deferred debt issuance costs on term notes payable and convertible senior notes	1,964	2,145
Provision for credit losses on investment securities	3,048	6,416
Realized and unrealized losses (gains) on investment securities	253,439	(126,407)
Gain on servicing asset	(489,461)	(16,887)
Realized and unrealized (gain) loss on interest rate swaps and swaptions	(34,328)	3,387
Unrealized (gains) losses on other derivative instruments	(52,105)	104,201
Equity based compensation	9,977	8,960
Net change in assets and liabilities:
(Increase) decrease in accrued interest receivable	(11,435)	19,498
Decrease in deferred income taxes, net	95,647	3,856
Increase (decrease) in accrued interest payable	30,210	(11,143)
Change in other operating assets and liabilities, net	19,749	11,494
Net cash provided by operating activities	387,421	380,047
Cash Flows From Investing Activities:
Purchases of available-for-sale securities	(9,486,779)	(157,102)
Proceeds from sales of available-for-sale securities	5,022,894	5,102,894
Principal payments on available-for-sale securities	937,275	2,632,669
Purchases of mortgage servicing rights, net of purchase price adjustments	(599,314)	(632,626)
(Payments for) proceeds from sales of mortgage servicing rights, net	258,563	32,354
Short sales (purchases) of derivative instruments, net	(71,133)	(1,275)
Proceeds from sales and settlement (payments for termination and settlement) of derivative instruments, net	273,015	8,417
Payments for reverse repurchase agreements	(1,967,693)	(780,520)
Proceeds from reverse repurchase agreements	1,895,169	787,045
Increase (decrease) in due to counterparties, net	104,525	(213,704)
Change in other investing assets and liabilities, net	—	10,000
Net cash (used in) provided by investing activities	$(3,633,478)	$6,788,152

The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited), continued
(in thousands)

	Nine Months Ended
	September 30,
	2022	2021
Cash Flows From Financing Activities:
Proceeds from repurchase agreements	$29,238,122	$25,612,501
Principal payments on repurchase agreements	(26,860,549)	(33,632,698)
Proceeds from revolving credit facilities	720,000	296,500
Principal payments on revolving credit facilities	(9,600)	(159,569)
Proceeds from convertible senior notes	—	279,930
Repayment of convertible senior notes	(143,774)	(143,118)
Redemption of preferred stock	—	(274,951)
Proceeds from issuance of common stock, net of offering costs	5,762	256,803
Dividends paid on preferred stock	(41,242)	(49,913)
Dividends paid on common stock	(176,316)	(139,925)
Net cash provided by (used in) financing activities	2,732,403	(7,954,440)
Net decrease in cash, cash equivalents and restricted cash	(513,654)	(786,241)
Cash, cash equivalents and restricted cash at beginning of period	2,088,670	2,646,431
Cash, cash equivalents and restricted cash at end of period	$1,575,016	$1,860,190
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$92,473	$72,023
Cash received for taxes, net	$(468)	$(22,239)
Noncash Activities:
Dividends declared but not paid at end of period	$72,802	$67,311

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
On August 2, 2022, Matrix Financial Services Corporation, or Matrix, a wholly owned subsidiary of the Company, entered into a definitive stock purchase agreement to acquire RoundPoint Mortgage Servicing Corporation, or RoundPoint, from Freedom Mortgage Corporation. In connection with the acquisition, Matrix has agreed to pay a purchase price upon closing in an amount equal to the tangible net book value of RoundPoint, plus a premium amount of $10.5 million, subject to certain additional post-closing adjustments. In connection with the transaction, RoundPoint will divest its retail origination business as well as its RPX servicing exchange platform. Matrix also agreed to engage RoundPoint as a subservicer prior to the closing date and began transferring loans to RoundPoint in the fourth quarter of 2022. Upon closing, all servicing licenses and operational capabilities will remain with RoundPoint, and RoundPoint will become a wholly owned subsidiary of Matrix. The parties expect to close the transaction in 2023, subject to the satisfaction of customary closing conditions and the receipt of required regulatory and GSE approvals.
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
The condensed consolidated financial statements of the Company include the accounts of all subsidiaries; inter-company accounts and transactions have been eliminated. All trust entities in which the Company holds investments that are considered variable interest entities, or VIEs, for financial reporting purposes were reviewed for consolidation under the applicable consolidation guidance. Whenever the Company has both the power to direct the activities of a trust that most significantly impact the entities’ performance, and the obligation to absorb losses or the right to receive benefits of the entities that could be significant, the Company consolidates the trust. Certain prior period amounts have been reclassified to conform to the current period presentation. All per share amounts, common shares outstanding and common equity-based awards for the three and nine months ended September 30, 2022 and all prior periods reflect the Company’s one-for-four reverse stock split effected on November 1, 2022 at 5:01 p.m. Eastern Time (refer to Note 16 - Stockholders’ Equity for additional information). The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial condition of the Company at September 30, 2022 and results of operations for all periods presented have been made. The results of operations for the three and nine months ended September 30, 2022 should not be construed as indicative of the results to be expected for future periods or the full year.

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
In March 2020, the FASB issued ASU No. 2020-04, which provides temporary optional expedients and exceptions on accounting for contract modifications and hedging relationships in anticipation of the replacement of LIBOR with another reference rate. The guidance also provides a one-time election to sell held-to-maturity debt securities or to transfer such securities to the available-for-sale or trading category. The Company has material contracts that are indexed to USD-LIBOR and is monitoring this activity, evaluating the related risks and the Company’s exposure, and has already amended terms to transition to an alternative benchmark, where necessary. As of September 30, 2022, only the Company’s term notes incorporate LIBOR as the referenced rate and mature after the phase-out of LIBOR. However, the related agreements have provisions in place that provide for an alternative to LIBOR upon its phase-out. The Company had no other financing arrangements or derivative instruments that incorporate LIBOR as the referenced rate as of September 30, 2022. Additionally, each series of the Company’s fixed-to-floating preferred stock that becomes redeemable at the time the stock begins to pay a LIBOR-based rate has existing LIBOR cessation fallback language. The ASU was effective immediately for all entities and expires after December 31, 2022. The Company’s adoption of this ASU did not have an impact on the Company’s financial condition, results of operations or financial statement disclosures.

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
The following table presents a summary of the assets and liabilities of all consolidated trusts as reported on the condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021:

(in thousands)	September 30, 2022	December 31, 2021
Note receivable (1)	$397,697	$396,776
Restricted cash	12,003	23,892
Accrued interest receivable (1)	327	161
Other assets	28,757	33,767
Total Assets	$438,784	$454,596
Term notes payable	$397,697	$396,776
Revolving credit facilities	24,600	19,200
Accrued interest payable	451	216
Other liabilities	11,879	23,838
Total Liabilities	$434,627	$440,030
____________________
(1)Receivables due from a wholly owned subsidiary of the Company to the trusts are eliminated in consolidation in accordance with U.S. GAAP.

Note 4. Available-for-Sale Securities, at Fair Value
The Company holds both Agency and non-Agency available-for sale, or AFS, investment securities which are carried at fair value on the condensed consolidated balance sheets. The following table presents the Company’s AFS investment securities by collateral type as of September 30, 2022 and December 31, 2021:

(in thousands)	September 30, 2022	December 31, 2021
Agency:
Federal National Mortgage Association	$5,129,315	$5,040,988
Federal Home Loan Mortgage Corporation	4,020,023	1,922,809
Government National Mortgage Association	199,645	185,602
Non-Agency	124,860	12,304
Total available-for-sale securities	$9,473,843	$7,161,703

At September 30, 2022 and December 31, 2021, the Company pledged AFS securities with a carrying value of $9.4 billion and $7.0 billion, respectively, as collateral for repurchase agreements. See Note 11 - Repurchase Agreements.
At September 30, 2022 and December 31, 2021, the Company did not have any securities purchased from and financed with the same counterparty that did not meet the conditions of ASC 860, Transfers and Servicing, to be considered linked transactions and, therefore, classified as derivatives.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
The Company is not required to consolidate VIEs for which it has concluded it does not have both the power to direct the activities of the VIEs that most significantly impact the entities’ performance, and the obligation to absorb losses or the right to receive benefits of the entities that could be significant. The Company’s investments in these unconsolidated VIEs include all non-Agency securities, which are classified within available-for-sale securities, at fair value on the condensed consolidated balance sheets. As of September 30, 2022 and December 31, 2021, the carrying value, which also represents the maximum exposure to loss, of all non-Agency securities in unconsolidated VIEs was $124.9 million and $12.3 million, respectively.
The following tables present the amortized cost and carrying value of AFS securities by collateral type as of September 30, 2022 and December 31, 2021:

	September 30, 2022
(in thousands)	Principal/ Current Face	Un-amortized Premium	Accretable Purchase Discount	Amortized Cost	Allowance for Credit Losses	Unrealized Gain	Unrealized Loss	Carrying Value
Agency:
Principal and interest	$9,794,804	$269,242	$(17,875)	$10,046,171	$—	$65	$(735,797)	$9,310,439
Interest-only	1,112,025	50,609	—	50,609	(8,325)	1,544	(5,284)	38,544
Total Agency	10,906,829	319,851	(17,875)	10,096,780	(8,325)	1,609	(741,081)	9,348,983
Non-Agency	1,284,894	8,747	(398)	131,731	(210)	700	(7,361)	124,860
Total	$12,191,723	$328,598	$(18,273)	$10,228,511	$(8,535)	$2,309	$(748,442)	$9,473,843

	December 31, 2021
(in thousands)	Principal/ Current Face	Un-amortized Premium	Accretable Purchase Discount	Amortized Cost	Allowance for Credit Losses	Unrealized Gain	Unrealized Loss	Carrying Value
Agency:
Principal and interest	$6,411,363	$270,699	$(12)	$6,682,050	$—	$171,308	$(4,855)	$6,848,503
Interest-only	3,198,447	305,577	—	305,577	(12,851)	20,699	(12,529)	300,896
Total Agency	9,609,810	576,276	(12)	6,987,627	(12,851)	192,007	(17,384)	7,149,399
Non-Agency	1,940,815	16,533	(27)	17,386	(1,387)	33	(3,728)	12,304
Total	$11,550,625	$592,809	$(39)	$7,005,013	$(14,238)	$192,040	$(21,112)	$7,161,703

The following table presents the Company’s AFS securities according to their estimated weighted average life classifications as of September 30, 2022:

	September 30, 2022
(in thousands)	Agency	Non-Agency	Total
< 1 year	$1,574	$—	$1,574
≥ 1 and < 3 years	31,829	—	31,829
≥ 3 and < 5 years	78,531	116,859	195,390
≥ 5 and < 10 years	9,236,225	8,001	9,244,226
≥ 10 years	824	—	824
Total	$9,348,983	$124,860	$9,473,843

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
Measurement of Allowances for Credit Losses on AFS Securities
The Company uses a discounted cash flow method to estimate and recognize an allowance for credit losses on both Agency and non-Agency AFS securities that are not accounted for under the fair value option. The following tables present the changes for the three and nine months ended September 30, 2022 and 2021 in the allowance for credit losses on Agency and non-Agency AFS securities:

	Three Months Ended			Nine Months Ended
	September 30, 2022			September 30, 2022
(in thousands)	Agency	Non-Agency	Total	Agency	Non-Agency	Total
Allowance for credit losses at beginning of period	$(9,403)	$(260)	$(9,663)	$(12,851)	$(1,387)	$(14,238)
Additions on securities for which credit losses were not previously recorded	(427)	(178)	(605)	(462)	(437)	(899)
(Increase) decrease on securities with previously recorded credit losses	(1,020)	228	(792)	(3,763)	1,614	(2,149)
Write-offs	2,525	—	2,525	8,751	—	8,751
Allowance for credit losses at end of period	$(8,325)	$(210)	$(8,535)	$(8,325)	$(210)	$(8,535)

	Three Months Ended			Nine Months Ended
	September 30, 2021			September 30, 2021
(in thousands)	Agency	Non-Agency	Total	Agency	Non-Agency	Total
Allowance for credit losses at beginning of period	$(15,154)	$(2,611)	$(17,765)	$(17,889)	$(4,639)	$(22,528)
Additions on securities for which credit losses were not previously recorded	(26)	—	(26)	(57)	(3,850)	(3,907)
(Increase) decrease on securities with previously recorded credit losses	(1,156)	1,023	(133)	(3,293)	784	(2,509)
Write-offs	2,336	159	2,495	7,239	6,276	13,515
Allowance for credit losses at end of period	$(14,000)	$(1,429)	$(15,429)	$(14,000)	$(1,429)	$(15,429)

The following tables present the components comprising the carrying value of AFS securities for which an allowance for credit losses has not been recorded by length of time that the securities had an unrealized loss position as of September 30, 2022 and December 31, 2021. At September 30, 2022 and December 31, 2021, the Company held 794 and 756 AFS securities, respectively; of the securities for which an allowance for credit losses has not been recorded, 655 and 45 were in an unrealized loss position for less than twelve consecutive months. At both September 30, 2022 and December 31, 2021, none of the Company’s AFS securities were in an unrealized loss position for more than twelve months without an allowance for credit losses recorded.

	September 30, 2022
	Unrealized Loss Position for
	Less than 12 Months		12 Months or More		Total
(in thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Agency	$9,317,451	$(738,513)	$—	$—	$9,317,451	$(738,513)
Non-Agency	118,264	(6,029)	—	—	118,264	(6,029)
Total	$9,435,715	$(744,542)	$—	$—	$9,435,715	$(744,542)

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

Gross Realized Gains and Losses
Gains and losses from the sale of AFS securities are recorded as realized gains (losses) within (loss) gain on investment securities in the Company’s condensed consolidated statements of comprehensive (loss) income. The following table presents details around sales of AFS securities during the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2022	2021	2022	2021
Proceeds from sales of available-for-sale securities	$683,746	$502,349	$5,022,894	$5,102,894
Amortized cost of available-for-sale securities sold	(664,781)	(481,751)	(5,246,865)	(4,998,583)
Total realized gains (losses) on sales, net	$18,965	$20,598	$(223,971)	$104,311

Gross realized gains	$18,995	$20,598	$40,574	$133,583
Gross realized losses	(30)	—	(264,545)	(29,272)
Total realized gains (losses) on sales, net	$18,965	$20,598	$(223,971)	$104,311

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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
The following table summarizes activity related to MSR for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2022	2021	2022	2021
Balance at beginning of period	$3,226,191	$2,020,106	$2,191,578	$1,596,153
Purchases of mortgage servicing rights	56,391	282,719	601,141	656,468
Sales of mortgage servicing rights	(259,059)	(43,411)	(259,059)	(43,411)
Changes in fair value due to:
Changes in valuation inputs or assumptions used in the valuation model (1)	75,887	112,871	800,072	541,654
Other changes in fair value (2)	(82,111)	(144,314)	(310,115)	(513,710)
Other changes (3)	4,491	(14,659)	(1,827)	(23,842)
Balance at end of period (4)	$3,021,790	$2,213,312	$3,021,790	$2,213,312
____________________
(1)Includes the impact of acquiring MSR at a cost different from fair value.
(2)Primarily represents changes due to the realization of cash flows.
(3)Includes purchase price adjustments, contractual prepayment protection, and changes due to the Company’s purchase of the underlying collateral.
(4)Based on the principal balance of the loans underlying the MSR reported by servicers on a month lag, adjusted for current month purchases.

At September 30, 2022 and December 31, 2021, the Company pledged MSR with a carrying value of $3.0 billion and $2.1 billion, respectively, as collateral for repurchase agreements, revolving credit facilities and term notes payable. See Note 11 - Repurchase Agreements, Note 12 - Revolving Credit Facilities and Note 13 - Term Notes Payable.
As of September 30, 2022 and December 31, 2021, the key economic assumptions and sensitivity of the fair value of MSR to immediate 10% and 20% adverse changes in these assumptions were as follows:

(dollars in thousands, except per loan data)	September 30, 2022	December 31, 2021
Weighted average prepayment speed:	6.9%	12.9%
Impact on fair value of 10% adverse change	$(50,494)	$(110,222)
Impact on fair value of 20% adverse change	$(100,112)	$(210,406)
Weighted average delinquency:	0.7%	1.3%
Impact on fair value of 10% adverse change	$(3,898)	$(3,470)
Impact on fair value of 20% adverse change	$(7,826)	$(6,947)
Weighted average option-adjusted spread:	5.0%	4.7%
Impact on fair value of 10% adverse change	$(43,287)	$(42,188)
Impact on fair value of 20% adverse change	$(84,217)	$(82,126)
Weighted average per loan annual cost to service:	$67.71	$66.76
Impact on fair value of 10% adverse change	$(20,095)	$(25,919)
Impact on fair value of 20% adverse change	$(39,132)	$(51,911)

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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
Risk Mitigation Activities
The primary risks associated with the Company’s MSR are changes in interest rates, mortgage spreads and prepayments. The Company economically hedges interest rate and mortgage spread risk primarily with its Agency RMBS portfolio. Prepayment risk is carefully monitored and partially mitigated through the Company’s ability to retain the MSR, in certain circumstances, through recapture agreements with its subservicers if the underlying loan is refinanced.
Mortgage Servicing Income
The following table presents the components of servicing income recorded on the Company’s condensed consolidated statements of comprehensive (loss) income for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2022	2021	2022	2021
Servicing fee income	$138,140	$121,221	$426,974	$337,469
Ancillary and other fee income	483	650	1,514	1,888
Float income	10,210	1,089	14,497	3,538
Total	$148,833	$122,960	$442,985	$342,895

Mortgage Servicing Advances
As the servicer of record for the MSR assets, the Company may be required to advance principal and interest payments to security holders, and intermittent tax and insurance payments to local authorities and insurance companies on mortgage loans that are in forbearance, delinquency or default. The Company is responsible for funding these advances, potentially for an extended period of time, before receiving reimbursement from Fannie Mae and Freddie Mac. Servicing advances are priority cash flows in the event of a loan principal reduction or foreclosure and ultimate liquidation of the real estate-owned property, thus making their collection reasonably assured. These servicing advances totaled $72.3 million and $130.6 million and were included in other assets on the condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021, respectively. At September 30, 2022 and December 31, 2021, mortgage loans in 60+ day delinquent status (whether or not subject to forbearance) accounted for approximately 0.7% and 1.3%, respectively, of the aggregate principal balance of loans for which the Company had servicing advance funding obligations.
The Company has one revolving credit facility to finance its servicing advance obligations. At September 30, 2022 and December 31, 2021, the Company had pledged servicing advances with a carrying value of $28.8 million and $33.8 million, respectively, as collateral for this revolving credit facility. See Note 12 - Revolving Credit Facilities.
Serviced Mortgage Assets
The Company’s total serviced mortgage assets consist of residential mortgage loans underlying its MSR assets, off-balance sheet residential mortgage loans owned by other entities for which the Company acts as servicing administrator and other assets. The following table presents the number of loans and unpaid principal balance of the mortgage assets for which the Company manages the servicing as of September 30, 2022 and December 31, 2021:

	September 30, 2022		December 31, 2021
(dollars in thousands)	Number of Loans	Unpaid Principal Balance	Number of Loans	Unpaid Principal Balance
Mortgage servicing rights	812,242	$206,613,560	796,205	$193,770,566
Residential mortgage loans	647	382,436	868	519,270
Other assets	2	38	2	40
Total serviced mortgage assets	812,891	$206,996,034	797,075	$194,289,876

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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
The following table presents the Company’s restricted cash balances as of September 30, 2022 and December 31, 2021:

(in thousands)	September 30, 2022	December 31, 2021
Restricted cash balances held by trading counterparties:
For securities trading activity	$5,890	$23,800
For derivatives trading activity	261,744	136,271
For servicing activities	15,348	26,704
As restricted collateral for borrowings	559,492	747,979
Total restricted cash balances held by trading counterparties	842,474	934,754
Restricted cash balance pursuant to letter of credit on office lease	60	60
Total	$842,534	$934,814

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the Company’s condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021 that sum to the total of the same such amounts shown in the statements of cash flows:

(in thousands)	September 30, 2022	December 31, 2021
Cash and cash equivalents	$732,482	$1,153,856
Restricted cash	842,534	934,814
Total cash, cash equivalents and restricted cash	$1,575,016	$2,088,670

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
The following tables present the gross fair value and notional amounts of the Company’s derivative financial instruments treated as trading derivatives as of September 30, 2022 and December 31, 2021:

	September 30, 2022
	Derivative Assets		Derivative Liabilities
(in thousands)	Fair Value	Notional	Fair Value	Notional
Inverse interest-only securities	$16,719	$206,224	$—	$—
Interest rate swap agreements	—	—	—	—
Swaptions, net	—	—	—	—
TBAs	1,687	(300,000)	(107,379)	4,454,000
Futures, net	—	(15,296,550)	—	—
Total	$18,406	$(15,390,326)	$(107,379)	$4,454,000

	December 31, 2021
	Derivative Assets		Derivative Liabilities
(in thousands)	Fair Value	Notional	Fair Value	Notional
Inverse interest-only securities	$41,367	$247,101	$—	$—
Interest rate swap agreements	—	20,387,300	—	—
Swaptions, net	—	—	(51,743)	(1,761,000)
TBAs	3,405	3,523,000	(1,915)	593,000
Futures, net	35,362	(5,829,600)	—	—
Total	$80,134	$18,327,801	$(53,658)	$(1,168,000)

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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
The following table summarizes the location and amount of gains and losses on derivative instruments reported in the condensed consolidated statements of comprehensive (loss) income:

Derivative Instruments	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income		Amount of Gain (Loss) Recognized in Income
		Three Months Ended		Nine Months Ended
(in thousands)		September 30,		September 30,
		2022	2021	2022	2021
Interest rate risk management:
TBAs	Gain (loss) on other derivative instruments	$(227,668)	$(17,125)	$(535,946)	$(173,254)
Futures	Gain (loss) on other derivative instruments	392,044	3,026	509,451	(63,851)
Options on futures	Gain (loss) on other derivative instruments	—	—	(2,224)	—
Interest rate swaps - Payers	Gain (loss) on interest rate swap and swaption agreements	100,435	7,019	772,829	64,313
Interest rate swaps - Receivers	Gain (loss) on interest rate swap and swaption agreements	(75,055)	(15,316)	(756,744)	(67,460)
Swaptions	Gain (loss) on interest rate swap and swaption agreements	9,426	4,350	13,414	8,249
Non-risk management:
Inverse interest-only securities	Gain (loss) on other derivative instruments	(5,332)	(920)	(15,272)	(2,613)
Total		$193,850	$(18,966)	$(14,492)	$(234,616)

For the three and nine months ended September 30, 2022, the Company recognized income of $0.2 million and expense of $4.8 million, respectively, for the accrual and/or settlement of the net interest expense associated with its interest rate swaps and caps. The income/expense results from receiving either a floating interest rate (OIS or SOFR) or a fixed interest rate and paying either a fixed interest rate or a floating interest rate (OIS or SOFR) on an average $5.0 billion and $16.6 billion notional, respectively. For the three and nine months ended September 30, 2021, the Company recognized income of $4.4 million and $8.5 million respectively, for the accrual and/or settlement of the net interest expense associated with its interest rate swaps. The income results from receiving either a floating interest rate (OIS or SOFR) or a fixed interest rate and paying either a fixed interest rate or a floating interest rate (OIS or SOFR) on an average $15.9 billion and $14.9 billion notional, respectively.
The following tables present information with respect to the volume of activity in the Company’s derivative instruments during the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30, 2022
(in thousands)	Beginning of Period Notional Amount	Additions	Settlement, Termination, Expiration or Exercise	End of Period Notional Amount	Average Notional Amount	Realized Gain (Loss), net (1)
Inverse interest-only securities	$217,851	$—	$(11,627)	$206,224	$212,507	$3,640
Interest rate swap agreements	14,850,336	4,953,139	(19,803,475)	—	5,047,637	(133,218)
Swaptions, net	(1,680,000)	—	1,680,000	—	(978,696)	(13,532)
TBAs, net	6,317,000	18,421,000	(20,584,000)	4,154,000	5,681,978	(134,107)
Futures, net	(16,727,160)	(29,472,140)	30,902,750	(15,296,550)	(15,069,468)	333,203
Total	$2,978,027	$(6,098,001)	$(7,816,352)	$(10,936,326)	$(5,106,042)	$55,986

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

	Three Months Ended September 30, 2021
(in thousands)	Beginning of Period Notional Amount	Additions	Settlement, Termination, Expiration or Exercise	End of Period Notional Amount	Average Notional Amount	Realized Gain (Loss), net (1)
Inverse interest-only securities	$281,473	$—	$(18,459)	$263,014	$272,815	$(323)
Interest rate swap agreements	15,646,953	1,909,792	(520,150)	17,036,595	15,906,528	5,220
Swaptions, net	(201,000)	(740,000)	—	(941,000)	(209,043)	—
TBAs, net	6,854,000	27,671,000	(25,783,000)	8,742,000	7,934,239	32,588
Options on TBAs, net	—	1,000,000	—	1,000,000	10,869	—
Futures, net	513,500	(1,688,300)	(4,738,300)	(5,913,100)	(2,777,793)	28,354
Total	$23,094,926	$28,152,492	$(31,059,909)	$20,187,509	$21,137,615	$65,839

	Nine Months Ended September 30, 2022
(in thousands)	Beginning of Period Notional Amount	Additions	Settlement, Termination, Expiration or Exercise	End of Period Notional Amount	Average Notional Amount	Realized Gain (Loss), net (1)
Inverse interest-only securities	$247,101	$—	$(40,877)	$206,224	$225,928	$—
Interest rate swap agreements	20,387,300	22,398,148	(42,785,448)	—	16,611,270	29,543
Swaptions, net	(1,761,000)	(1,000,000)	2,761,000	—	(1,703,469)	13,654
TBAs, net	4,116,000	60,636,000	(60,598,000)	4,154,000	4,961,564	(428,765)
Futures, net	(5,829,600)	(51,838,300)	42,371,350	(15,296,550)	(12,919,205)	333,583
Options on futures, net	—	2,000	(2,000)	—	557	(2,224)
Total	$17,159,801	$30,197,848	$(58,293,975)	$(10,936,326)	$7,176,645	$(54,209)

	Nine Months Ended September 30, 2021
(in thousands)	Beginning of Period Notional Amount	Additions	Settlement, Termination, Expiration or Exercise	End of Period Notional Amount	Average Notional Amount	Realized Gain (Loss), net (1)
Inverse interest-only securities	$318,162	$—	$(55,148)	$263,014	$291,597	$(286)
Interest rate swap agreements	12,646,341	6,102,655	(1,712,401)	17,036,595	14,869,384	5,267
Swaptions, net	3,750,000	(941,000)	(3,750,000)	(941,000)	13,802	2,245
TBAs, net	5,197,000	69,385,000	(65,840,000)	8,742,000	6,506,407	(107,509)
Options on TBAs, net	—	1,000,000	—	1,000,000	3,663	—
Futures, net	2,021,100	6,234,500	(14,168,700)	(5,913,100)	(844,586)	(32,368)
Total	$23,932,603	$81,781,155	$(85,526,249)	$20,187,509	$20,840,267	$(132,651)
____________________
(1)Excludes net interest paid or received in full settlement of the net interest spread liability.

Cash flow activity related to derivative instruments is reflected within the operating activities and investing activities sections of the condensed consolidated statements of cash flows. Realized gains and losses and derivative fair value adjustments are reflected within the realized and unrealized (gain) loss on interest rate swaps and swaptions and unrealized (gains) losses on other derivative instruments line items within the operating activities section of the condensed consolidated statements of cash flows. The remaining cash flow activity related to derivative instruments is reflected within the short sales (purchases) of derivative instruments, proceeds from sales and settlements (payments for termination and settlement) of derivative instruments, net and increase (decrease) in due to counterparties, net line items within the investing activities section of the condensed consolidated statements of cash flows.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
Interest Rate Sensitive Assets/Liabilities
The Company’s Agency RMBS portfolio is generally subject to change in value when interest rates or prepayment speeds decrease or increase, depending on the type of investment. Periods of rising interest rates with corresponding decreasing prepayment speeds generally result in a decline in the value of the Company’s fixed-rate Agency principal and interest (P&I) RMBS. The impact of this effect on the Company’s fixed-rate Agency P&I RMBS portfolio is partially mitigated by the presence of fixed-rate interest-only Agency RMBS, which generally increase in value when prepayment speeds decrease and MSR, which generally increase in value when prepayment speeds decrease and interest rates increase. As of September 30, 2022 and December 31, 2021, the Company had $23.9 million and $274.1 million, respectively, of interest-only securities, and $3.0 billion and $2.2 billion, respectively, of MSR. Interest-only securities are included in AFS securities, at fair value, in the condensed consolidated balance sheets.
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
The Company may from time to time hold certain derivative contracts that are indexed to LIBOR and is monitoring market transition plans as it relates to derivatives exposed to LIBOR and evaluating the related risks and the Company’s exposure. The Company did not hold any derivative instruments that incorporate LIBOR as the referenced rate as of September 30, 2022. See Note 2 - Basis of Presentation and Significant Accounting Policies for further discussion of the transition away from LIBOR.
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
The Company may hold both long and short notional TBA positions, which are disclosed on a gross basis according to the unrealized gain or loss position of each TBA contract regardless of long or short notional position. The following tables present the notional amount, cost basis, market value and carrying value (which approximates fair value) of the Company’s TBA positions as of September 30, 2022 and December 31, 2021:

	September 30, 2022
				Net Carrying Value (4)
(in thousands)	Notional Amount (1)	Cost Basis (2)	Market Value (3)	Derivative Assets	Derivative Liabilities
Purchase contracts	$4,454,000	$4,425,269	$4,317,890	$—	$(107,379)
Sale contracts	(300,000)	(271,687)	(270,000)	1,687	—
TBAs, net	$4,154,000	$4,153,582	$4,047,890	$1,687	$(107,379)

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

Futures. The Company may use a variety of types of futures independently, or in conjunction with other derivative and non-derivative instruments, in order to mitigate risks. The following table summarizes certain characteristics of the Company’s futures as of September 30, 2022 and December 31, 2021:

(dollars in thousands)	September 30, 2022			December 31, 2021
Type & Maturity	Notional Amount	Carrying Value	Weighted Average Days to Expiration	Notional Amount	Carrying Value	Weighted Average Days to Expiration
U.S. Treasury futures - 2 year	$(642,600)	$—	97	$—	$—	0
U.S. Treasury futures - 5 year	(4,706,000)	—	97	—	—	0
U.S. Treasury futures - 10 year	(3,219,200)	—	91	687,900	1,809	90
U.S. Treasury futures - 20 year	(553,900)	—	91	—	—	0
Federal Funds futures - 30 day	(1,250,100)	—	50	—	—	0
Eurodollar futures - 3 month
≤ 1 year	(3,832,000)	—	152	(3,582,000)	15,121	213
> 1 and ≤ 2 years	(1,092,750)	—	457	(2,269,500)	14,952	560
> 2 and ≤ 3 years	—	—	0	(666,000)	3,480	854
Total futures	$(15,296,550)	$—	126	$(5,829,600)	$35,362	370

Interest Rate Swap Agreements. The Company may use interest rate swaps independently, or in conjunction with other derivative and non-derivative instruments, in order to mitigate risks. The Company did not hold any interest rate swaps as of September 30, 2022. As of December 31, 2021, the Company held the following interest rate swaps that were utilized as economic hedges of interest rate exposure (or duration) whereby the Company receives interest at a floating interest rate (OIS or SOFR):

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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Additionally, as of December 31, 2021, the Company held the following interest rate swaps in order to mitigate mortgage interest rate exposure (or duration) risk whereby the Company pays interest at a floating interest rate (OIS or SOFR):

(notional in thousands)
December 31, 2021
Swaps Maturities	Notional Amount	Weighted Average Pay Rate	Weighted Average Fixed Receive Rate	Weighted Average Maturity (Years)
2022	$2,221,658	0.070%	0.118%	1.19
2023	—	—%	—%	0.00
2024	—	—%	—%	0.00
2025	—	—%	—%	0.00
2026 and Thereafter	5,008,073	0.058%	1.049%	10.00
Total	$7,229,731	0.062%	0.763%	7.29

Interest Rate Swaptions. The Company may use interest rate swaptions (which provide the option to enter into interest rate swap agreements for a predetermined notional amount, stated term and pay and receive interest rates in the future) independently, or in conjunction with other derivative and non-derivative instruments, in order to mitigate risks. The Company did not hold any interest rate swaptions as of September 30, 2022. As of December 31, 2021, the Company had the following outstanding interest rate swaptions:

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
____________________
(1)As of December 31, 2021, 100.0% of the underlying swap floating rates were tied to 3-Month LIBOR.

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
Derivative financial instruments contain an element of credit risk if counterparties are unable to meet the terms of the agreements. Credit risk associated with derivative financial instruments is measured as the net replacement cost should the counterparties that owe the Company under such contracts completely fail to perform under the terms of these contracts, assuming there are no recoveries of underlying collateral, as measured by the market value of the derivative financial instruments. As of September 30, 2022, the fair value of derivative financial instruments as an asset and liability position was $18.4 million and $107.4 million, respectively.

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

Note 8. Reverse Repurchase Agreements
As of September 30, 2022 and December 31, 2021, the Company had $199.3 million and $129.2 million in amounts due to counterparties as collateral for reverse repurchase agreements that could be pledged, delivered or otherwise used, with a fair value of $207.2 million and $134.7 million, respectively.

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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
The following tables present information about the Company’s assets and liabilities that are subject to master netting arrangements or similar agreements and can potentially be offset on the Company’s condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021:

	September 30, 2022
				Gross Amounts Not Offset with Financial Assets (Liabilities) in the Balance Sheets (1)
(in thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Balance Sheets	Net Amounts of Assets (Liabilities) Presented in the Balance Sheets	Financial Instruments	Cash Collateral (Received) Pledged	Net Amount
Assets
Derivative assets	$230,100	$(211,694)	$18,406	$(18,406)	$—	$—
Reverse repurchase agreements	207,206	—	207,206	—	(199,298)	7,908
Total Assets	$437,306	$(211,694)	$225,612	$(18,406)	$(199,298)	$7,908
Liabilities
Repurchase agreements	$(10,034,018)	$—	$(10,034,018)	$10,034,018	$—	$—
Derivative liabilities	(319,073)	211,694	(107,379)	18,406	—	(88,973)
Total Liabilities	$(10,353,091)	$211,694	$(10,141,397)	$10,052,424	$—	$(88,973)

	December 31, 2021
				Gross Amounts Not Offset with Financial Assets (Liabilities) in the Balance Sheets (1)
(in thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Balance Sheets	Net Amounts of Assets (Liabilities) Presented in the Balance Sheets	Financial Instruments	Cash Collateral (Received) Pledged	Net Amount
Assets
Derivative assets	$215,084	$(134,950)	$80,134	$(53,658)	$—	$26,476
Reverse repurchase agreements	134,682	—	134,682	—	(129,227)	5,455
Total Assets	$349,766	$(134,950)	$214,816	$(53,658)	$(129,227)	$31,931
Liabilities
Repurchase agreements	$(7,656,445)	$—	$(7,656,445)	$7,656,445	$—	$—
Derivative liabilities	(188,608)	134,950	(53,658)	53,658	—	—
Total Liabilities	$(7,845,053)	$134,950	$(7,710,103)	$7,710,103	$—	$—
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
The Company classified 98.7% and 1.3% of its AFS securities as Level 2 and Level 3 fair value assets, respectively, at September 30, 2022.
Mortgage servicing rights. The Company holds a portfolio of MSR that are carried at fair value on the condensed consolidated balance sheets. The Company determines fair value of its MSR based on prices obtained from third-party pricing vendors. Although MSR transactions may be observable in the marketplace, the details of those transactions are not necessarily reflective of the value of the Company’s MSR portfolio. Third-party vendors use both observable market data and unobservable market data (including forecasted prepayment speeds, delinquency levels, option-adjusted spread, or OAS, and cost to service) as inputs into models, which help to inform their best estimates of fair value market price. As a result, the Company classified 100% of its MSR as Level 3 fair value assets at September 30, 2022.
Derivative instruments. The Company may enter into a variety of derivative financial instruments as part of its hedging strategies. The Company principally executes over-the-counter, or OTC, derivative contracts, such as interest rate swaps and swaptions. The Company utilizes third-party brokers to value its financial derivative instruments. The Company did not hold any interest rate swaps or swaptions at September 30, 2022.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
The Company may also enter into certain other derivative financial instruments, such as inverse interest-only securities, TBAs, futures and options on futures. The Company utilizes third-party pricing vendors to value inverse interest-only securities, as these instruments are similar in form to the Company’s AFS securities. The Company classified 100% of its inverse interest-only securities at fair value as Level 2 at September 30, 2022. TBAs, futures and options on futures are considered to be active markets such that participants transact with sufficient frequency and volume to provide transparent pricing information for identical instruments. The Company utilizes third-party pricing vendors to value TBAs, futures and options on futures. The Company reported 100% of its TBAs and futures as Level 1 as of September 30, 2022. The Company did not hold any options on futures at September 30, 2022.
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

	Recurring Fair Value Measurements
	September 30, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	$—	$9,348,983	$124,860	$9,473,843
Mortgage servicing rights	—	—	3,021,790	3,021,790
Derivative assets	1,687	16,719	—	18,406
Total assets	$1,687	$9,365,702	$3,146,650	$12,514,039
Liabilities:
Derivative liabilities	$107,379	$—	$—	$107,379
Total liabilities	$107,379	$—	$—	$107,379

	Recurring Fair Value Measurements
	December 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	$—	$7,149,399	$12,304	$7,161,703
Mortgage servicing rights	—	—	2,191,578	2,191,578
Derivative assets	38,767	41,367	—	80,134
Total assets	$38,767	$7,190,766	$2,203,882	$9,433,415
Liabilities:
Derivative liabilities	$1,915	$51,743	$—	$53,658
Total liabilities	$1,915	$51,743	$—	$53,658

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
The Company may be required to measure certain assets or liabilities at fair value from time to time. These periodic fair value measures typically result from application of certain impairment measures under U.S. GAAP. These items would constitute nonrecurring fair value measures under ASC 820. As of September 30, 2022, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis in the periods presented.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
The following table presents the reconciliation for the Company’s Level 3 assets measured at fair value on a recurring basis:

	Three Months Ended				Nine Months Ended
	September 30, 2022				September 30, 2022
(in thousands)	Available-For-Sale Securities		Mortgage Servicing Rights		Available-For-Sale Securities		Mortgage Servicing Rights
Beginning of period level 3 fair value	$87,490		$3,226,191		$12,304		$2,191,578
Gains (losses) included in net income:
Realized	(36)		(82,607)		(1,309)		(310,611)
Unrealized	(5,272)	(1)	75,887	(2)	(3,592)	(1)	800,072	(2)
Reversal of provision for credit losses	50		—		1,177		—
Net gains (losses) included in net income	(5,258)		(6,720)		(3,724)		489,461
Other comprehensive income	198		—		625		—
Purchases	42,430		56,391		122,030		601,141
Sales	—		(258,563)		(6,375)		(258,563)
Settlements	—		4,491		—		(1,827)
Gross transfers into level 3	—		—		—		—
Gross transfers out of level 3	—		—		—		—
End of period level 3 fair value	$124,860		$3,021,790		$124,860		$3,021,790
Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$(5,272)	(3)	$85,374	(4)	$(4,495)	(3)	$712,252	(4)
Change in unrealized gains or losses for the period included in other comprehensive (loss) income for assets held at the end of the reporting period	$(5,073)		$—		$(3,869)		$—
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

No transfers between Level 1, Level 2 or Level 3 were made during the nine months ended September 30, 2022. Transfers between Levels are deemed to take place on the first day of the reporting period in which the transfer has taken place.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
The Company also used multiple third-party pricing vendors in the fair value measurement of its Level 3 MSR. The tables below present information about the significant unobservable market data used by the third-party pricing vendors as inputs into models utilized to inform their best estimates of the fair value measurement of the Company’s MSR classified as Level 3 fair value assets at September 30, 2022 and December 31, 2021:

September 30, 2022
Valuation Technique	Unobservable Input	Range			Weighted Average (1)
Discounted cash flow	Constant prepayment speed	6.3%	-	7.4%	6.9%
	Delinquency	0.7%	-	0.7%	0.7%
	Option-adjusted spread	4.9%	-	8.2%	5.0%
	Per loan annual cost to service	$67.32	-	$80.52	$67.71

December 31, 2021
Valuation Technique	Unobservable Input	Range			Weighted Average (1)
Discounted cash flow	Constant prepayment speed	10.0%	-	17.9%	12.9%
	Delinquency	0.9%	-	1.8%	1.3%
	Option-adjusted spread	4.6%	-	9.2%	4.7%
	Per loan annual cost to service	$66.04	-	$83.91	$66.76
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
•The carrying value of repurchase agreements and revolving credit facilities that mature in less than one year generally approximates fair value due to the short maturities. As of September 30, 2022, the Company had outstanding borrowings of $931.2 million under revolving credit facilities that are considered long-term. The Company’s long-term revolving credit facilities have floating rates based on an index plus a spread and the credit spread is typically consistent with those demanded in the market. Accordingly, the interest rates on these borrowings are at market and thus carrying value approximates fair value. The Company categorizes the fair value measurement of these liabilities as Level 2.
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
•Convertible senior notes are carried at their unpaid principal balance, net of any unamortized deferred issuance costs. The Company estimates the fair value of its convertible senior notes using the market transaction price nearest to September 30, 2022. The Company categorizes the fair value measurement of these assets as Level 2.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
The following table presents the carrying values and estimated fair values of assets and liabilities that are required to be recorded or disclosed at fair value at September 30, 2022 and December 31, 2021:

	September 30, 2022		December 31, 2021
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Available-for-sale securities	$9,473,843	$9,473,843	$7,161,703	$7,161,703
Mortgage servicing rights	$3,021,790	$3,021,790	$2,191,578	$2,191,578
Cash and cash equivalents	$732,482	$732,482	$1,153,856	$1,153,856
Restricted cash	$842,534	$842,534	$934,814	$934,814
Derivative assets	$18,406	$18,406	$80,134	$80,134
Reverse repurchase agreements	$207,206	$207,206	$134,682	$134,682
Other assets	$3,254	$3,254	$3,332	$3,332
Liabilities:
Repurchase agreements	$10,034,018	$10,034,018	$7,656,445	$7,656,445
Revolving credit facilities	$1,131,161	$1,131,161	$420,761	$420,761
Term notes payable	$397,697	$377,625	$396,776	$395,030
Convertible senior notes	$282,096	$238,780	$424,827	$435,774
Derivative liabilities	$107,379	$107,379	$53,658	$53,658

Note 11. Repurchase Agreements
As of September 30, 2022 and December 31, 2021, the Company had outstanding $10.0 billion and $7.7 billion, respectively, of repurchase agreements. Excluding the effect of the Company’s interest rate swaps, the repurchase agreements had a weighted average borrowing rate of 3.32% and 0.24% and weighted average remaining maturities of 97 and 67 days as of September 30, 2022 and December 31, 2021, respectively. As of September 30, 2022, none of the Company’s repurchase agreements incorporated LIBOR as the referenced rate.
At September 30, 2022 and December 31, 2021, the Company’s repurchase agreements had the following characteristics and remaining maturities:

	September 30, 2022
	Collateral Type
(in thousands)	Agency RMBS	Non-Agency Securities	Agency Derivatives	Mortgage Servicing Rights	Total Amount Outstanding
Within 30 days	$2,038,621	$39,183	$20,687	$—	$2,098,491
30 to 59 days	1,108,344	12,930	—	—	1,121,274
60 to 89 days	—	—	—	—	—
90 to 119 days	2,466,218	23,973	—	—	2,490,191
120 to 364 days	3,929,382	177	503	394,000	4,324,062
Total	$9,542,565	$76,263	$21,190	$394,000	$10,034,018
Weighted average borrowing rate	3.18%	4.90%	2.38%	6.57%	3.32%

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

The following table summarizes assets at carrying values that are pledged or restricted as collateral for the future payment obligations of the Company’s repurchase agreements:

(in thousands)	September 30, 2022	December 31, 2021
Available-for-sale securities, at fair value	$9,360,371	$7,009,449
Mortgage servicing rights, at fair value (1)	682,744	725,985
Restricted cash	559,292	747,779
Due from counterparties	72,443	30,764
Derivative assets, at fair value	16,006	39,609
Total	$10,690,856	$8,553,586
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
The following table summarizes certain characteristics of the Company’s repurchase agreements and counterparty concentration at September 30, 2022 and December 31, 2021:

	September 30, 2022				December 31, 2021
(dollars in thousands)	Amount Outstanding	Net Counterparty Exposure (1)	Percent of Equity	Weighted Average Days to Maturity	Amount Outstanding	Net Counterparty Exposure (1)	Percent of Equity	Weighted Average Days to Maturity
Credit Suisse	$433,183	$98,753	5%	121	$125,000	$353,975	13%	181
All other counterparties (2)	9,600,835	365,633	17%	96	7,531,445	314,258	11%	65
Total	$10,034,018	$464,386			$7,656,445	$668,233
____________________
(1)Represents the net carrying value of the assets sold under agreements to repurchase, including accrued interest plus any cash or assets on deposit to secure the repurchase obligation, less the amount of the repurchase liability, including accrued interest.
(2)Represents amounts outstanding with 20 and 19 counterparties at September 30, 2022 and December 31, 2021, respectively.

The Company does not anticipate any defaults by its repurchase agreement counterparties. There can be no assurance, however, that any such default or defaults will not occur.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
Note 12. Revolving Credit Facilities
To finance MSR assets and related servicing advance obligations, the Company has entered into revolving credit facilities collateralized by the value of the MSR and/or servicing advances pledged. As of September 30, 2022 and December 31, 2021, the Company had outstanding short- and long-term borrowings under revolving credit facilities of $1.1 billion and $420.8 million with a weighted average borrowing rate of 6.40% and 3.46% and weighted average remaining maturities of 1.4 and 1.2 years, respectively. As of September 30, 2022, none of the Company’s revolving credit facilities incorporated LIBOR as the referenced rate. See Note 2 - Basis of Presentation and Significant Accounting Policies for further discussion of the transition away from LIBOR.
At September 30, 2022 and December 31, 2021, borrowings under revolving credit facilities had the following remaining maturities:

(in thousands)	September 30, 2022	December 31, 2021
Within 30 days	$—	$—
30 to 59 days	—	—
60 to 89 days	—	—
90 to 119 days	—	—
120 to 364 days	200,000	274,511
One year and over	931,161	146,250
Total	$1,131,161	$420,761

Although the transactions under revolving credit facilities represent committed borrowings from the time of funding until maturity, the respective lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets below a designated threshold would require the Company to provide additional collateral or pay down the facility. As of September 30, 2022 and December 31, 2021, MSR with a carrying value of $1.8 billion and $904.8 million, respectively, was pledged as collateral for the Company’s future payment obligations under its MSR revolving credit facilities. As of September 30, 2022 and December 31, 2021, servicing advances with a carrying value of $28.8 million and $33.8 million, respectively, were pledged as collateral for the Company’s future payment obligations under its servicing advance revolving credit facility. The Company does not anticipate any defaults by its revolving credit facility counterparties, although there can be no assurance that any such default or defaults will not occur.

Note 13. Term Notes Payable
The debt issued in connection with the Company’s on-balance sheet securitization is classified as term notes payable and carried at outstanding principal balance, which was $400.0 million as of both September 30, 2022 and December 31, 2021, net of any unamortized deferred debt issuance costs, on the Company’s condensed consolidated balance sheets. As of September 30, 2022 and December 31, 2021, the outstanding amount due on term notes payable was $397.7 million and $396.8 million, net of deferred debt issuance costs, with a weighted average interest rate of 5.88% and 2.90% and weighted average remaining maturities of 1.7 years and 2.5 years. The Company’s term notes incorporate LIBOR as the referenced rate and mature after the phase-out of LIBOR. However, the related agreements have provisions in place that provide for an alternative to LIBOR upon its phase-out. See Note 2 - Basis of Presentation and Significant Accounting Policies for further discussion of the transition away from LIBOR.
At September 30, 2022 and December 31, 2021, the Company pledged MSR with a carrying value of $500.0 million and $500.0 million and weighted average underlying loan coupon of 3.30% and 3.36%, respectively, as collateral for term notes payable. Additionally, as of September 30, 2022 and December 31, 2021, $0.2 million and $0.2 million of cash was held in restricted accounts as collateral for the future payment obligations of outstanding term notes payable, respectively.

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
In February 2021, the Company closed an underwritten public offering of $287.5 million aggregate principal amount of convertible senior notes due 2026 (“2026 notes”). The net proceeds from the offering were approximately $279.9 million after deducting underwriting discounts and estimated offering expenses payable by the Company. The 2026 notes are unsecured, pay interest semiannually at a rate of 6.25% per annum and are convertible at the option of the holder into shares of the Company’s common stock. As of September 30, 2022 and December 31, 2021, the 2026 notes had a conversion rate of 33.8753 and 33.8753 shares of common stock per $1,000 principal amount of the notes, respectively (based on the retroactive adjustment due to the Company’s one-for-four reverse stock split described in Note 16 - Stockholders’ Equity). The 2026 notes will mature in January 2026, unless earlier converted or repurchased in accordance with their terms. The Company does not have the right to redeem the 2026 notes prior to maturity, but may repurchase the 2026 notes in open market or privately negotiated transactions at the same or differing price without giving prior notice to or obtaining any consent of the holders. The Company may also be required to repurchase the notes from holders under certain circumstances.
The aggregate outstanding amount due on the 2026 notes as of September 30, 2022 and the 2022 notes and 2026 notes as of December 31, 2021 was $282.1 million and $424.8 million, respectively, net of deferred issuance costs.

Note 15. Commitments and Contingencies
The following represent the material commitments and contingencies of the Company as of September 30, 2022:
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
As previously disclosed, on July 15, 2020, the Company provided PRCM Advisers with a notice of termination of the Management Agreement for “cause” in accordance with Section 15(a) of the Management Agreement. The Company terminated the Management Agreement for “cause” on the basis of certain material breaches and certain events of gross negligence on the part of PRCM Advisers in the performance of its duties under the Management Agreement. On July 21, 2020, PRCM Advisers filed a complaint against the Company in the United States District Court for the Southern District of New York, or the Court. Subsequently, Pine River Domestic Management L.P. and Pine River Capital Management L.P. were added as plaintiffs to the matter. As amended, the complaint, or the Federal Complaint, alleges, among other things, the misappropriation of trade secrets in violation of both the Defend Trade Secrets Act and New York common law, breach of contract, breach of the implied covenant of good faith and fair dealing, unfair competition and business practices, unjust enrichment, conversion, and tortious interference with contract. The Federal Complaint seeks, among other things, an order enjoining the Company from making any use of or disclosing PRCM Advisers’ trade secret, proprietary, or confidential information; damages in an amount to be determined at a hearing and/or trial; disgorgement of the Company’s wrongfully obtained profits; and fees and costs incurred by the plaintiffs in pursuing the action. The Company has filed its answer to the Federal Complaint and made counterclaims against PRCM Advisers and Pine River Capital Management L.P. On May 5, 2022, the plaintiffs filed a motion for judgment on the pleadings, seeking judgment in their favor on all but one of the Company’s counterclaims and on one of the Company’s affirmative defenses. The Company has opposed the motion for judgment on the pleadings, which is pending with the Court. Discovery has commenced and is ongoing. The Company’s board of directors believes the Federal Complaint is without merit and that the Company has fully complied with the terms of the Management Agreement.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
As of September 30, 2022, the Company’s condensed consolidated financial statements do not recognize a contingency liability or disclose a range of reasonably possible loss under ASC 450 because management does not believe that a loss or expense related to the Federal Complaint is probable or reasonably estimable. The specific factors that limit the Company’s ability to reasonably estimate a loss or expense related to the Federal Complaint include that the matter is in early stages and no amount of damages has been specified. If and when management believes losses associated with the Federal Complaint are a probable future event that may result in a loss or expense to the Company and the loss or expense is reasonably estimable, the Company will recognize a contingency liability and resulting loss in such period.
Based on information currently available, management is not aware of any other legal or regulatory claims that would have a material effect on the Company’s condensed consolidated financial statements and therefore no accrual is required as of September 30, 2022.

Note 16. Stockholders’ Equity
Redeemable Preferred Stock
The following is a summary of the Company’s series of cumulative redeemable preferred stock issued and outstanding as of September 30, 2022. In the event of a voluntary or involuntary liquidation, dissolution or winding up of the Company, each series of preferred stock will rank on parity with one another and rank senior to the Company’s common stock with respect to the payment of the dividends and the distribution of assets.

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

For each series of preferred stock, the Company may redeem the stock on or after the redemption date in whole or in part, at any time or from time to time. The Company may also purchase shares of preferred stock from time to time in the open market by tender or in privately negotiated transactions. Each series of preferred stock has a par value of $0.01 per share and a liquidation and redemption price of $25.00, plus any accumulated and unpaid dividends thereon up to, but excluding, the redemption date. Through September 30, 2022, the Company had declared and paid all required quarterly dividends on the Company’s preferred stock.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
Preferred Share Repurchase Program
On June 22, 2022, the Company’s Board of Directors authorized the repurchase of up to an aggregate of 5,000,000 shares of the Company’s preferred stock, which includes each series shown in the table above under the heading Redeemable Preferred Stock. Preferred shares may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to trading plans in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, or by any combination of such methods. The manner, price, number and timing of preferred share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The preferred share repurchase program does not require the purchase of any minimum number of shares, and, subject to SEC rules, purchases may be commenced or suspended at any time without prior notice. The preferred share repurchase program does not have an expiration date. As of September 30, 2022, the Company had not yet repurchased any preferred shares.
Common Stock
Reverse Stock Split
On September 21, 2022, the Company’s board of directors approved a one-for-four reverse stock split of its outstanding shares of common stock. The reverse stock split was effected on November 1, 2022 at 5:01 p.m. Eastern Time. At the effective time, every four issued and outstanding shares of the Company’s common stock were converted into one share of common stock. No fractional shares were issued in connection with the reverse stock split; instead, each stockholder holding fractional shares was entitled to receive, in lieu of such fractional shares, cash in an amount determined on the basis of the volume weighted average price of the Company’s common stock on the NYSE on November 1, 2022. In connection with the reverse stock split, the number of authorized shares of the Company’s common stock was also reduced on a one-for-four basis, from 700,000,000 to 175,000,000. The par value of each share of common stock remained unchanged. All per share amounts, common shares outstanding and common equity-based awards for all periods presented have been adjusted on a retroactive basis to reflect the reverse stock split.
Public Offerings
On July 14, 2021, the Company completed a public offering of 10,000,000 shares of its common stock. The underwriters purchased the shares from the Company at a price of $25.68 per share, for net proceeds to the Company of approximately $256.5 million after deducting offering expenses. The underwriters did not exercise any portion of their 30-day overallotment option to purchase up to 1,500,000 additional shares.
On October 28, 2021, the Company completed a public offering of 7,500,000 shares of its common stock. The underwriters purchased the shares from the Company at a price of $25.872 per share, for net proceeds to the Company of approximately $193.7 million after deducting offering expenses. The underwriters did not exercise any portion of their 30-day overallotment option to purchase up to 1,125,000 additional shares.
As of September 30, 2022, the Company had 86,371,867 shares of common stock outstanding. The following table presents a reconciliation of the common shares outstanding for the nine months ended September 30, 2022 and 2021:

Number of common shares
Common shares outstanding, December 31, 2020	68,425,971
Issuance of common stock	10,012,898
Non-cash equity award compensation (1)	36,188
Common shares outstanding, September 30, 2021	78,475,057

Common shares outstanding, December 31, 2021	85,977,831
Issuance of common stock	272,847
Non-cash equity award compensation (1)	121,189
Common shares outstanding, September 30, 2022	86,371,867
____________________
(1)See Note 17 - Equity Incentive Plans for further details regarding the Company’s Equity Incentive Plans.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
Distributions to Stockholders
The following table presents cash dividends declared by the Company on its preferred and common stock during the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(dollars in thousands)	2022		2021		2022		2021
Class of Stock	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share
Series A Preferred Stock	$2,920	$0.51	$2,920	$0.51	$8,760	$1.52	$8,760	$1.52
Series B Preferred Stock	$5,480	$0.48	$5,481	$0.48	$16,441	$1.43	$16,441	$1.43
Series C Preferred Stock	$5,347	$0.45	$5,347	$0.45	$16,041	$1.36	$16,041	$1.36
Series D Preferred Stock (1)	$—	$—	$—	$—	$—	$—	$969	$0.32
Series E Preferred Stock (1)	$—	$—	$—	$—	$—	$—	$2,500	$0.31
Common Stock	$59,055	$0.68	$53,563	$0.68	$176,710	$2.04	$146,958	$2.04
____________________
(1)On March 15, 2021, the Company redeemed all outstanding shares of the Company’s Series D Preferred Stock and Series E Preferred Stock. Holders of record as of such date received the redemption payment of $25.00, plus any accumulated and unpaid dividends thereon up to, but excluding, the redemption date.

Dividend Reinvestment and Direct Stock Purchase Plan
The Company sponsors a dividend reinvestment and direct stock purchase plan through which stockholders may purchase additional shares of the Company’s common stock by reinvesting some or all of the cash dividends received on shares of the Company’s common stock. Stockholders may also make optional cash purchases of shares of the Company’s common stock subject to certain limitations detailed in the plan prospectus. The plan allows for the issuance of up to an aggregate of 937,500 shares of the Company’s common stock. As of September 30, 2022, 109,355 shares have been issued under the plan for total proceeds of approximately $6.0 million, of which 4,309 and 13,347 shares were issued for total proceeds of $0.1 million and $0.3 million during the three and nine months ended September 30, 2022, respectively. During the three and nine months ended September 30, 2021, 3,094 and 9,848 shares were issued for a total proceeds of $0.1 million and $0.3 million, respectively.
Common Share Repurchase Program
The Company’s common share repurchase program allows for the repurchase of up to an aggregate of 9,375,000 shares of the Company’s common stock. Common shares may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act, or by any combination of such methods. The manner, price, number and timing of common share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The common share repurchase program does not require the purchase of any minimum number of shares, and, subject to SEC rules, purchases may be commenced or suspended at any time without prior notice. The common share repurchase program does not have an expiration date. As of September 30, 2022, a total of 3,043,575 common shares had been repurchased by the Company under the program for an aggregate cost of $201.5 million. No common shares were repurchased during the three and nine months ended September 30, 2022 or 2021.
At-the-Market Offerings
The Company is party to an amended and restated equity distribution agreement under which the Company is authorized to sell up to an aggregate of 8,750,000 shares of its common stock from time to time in any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act of 1933, as amended, or the Securities Act. As of September 30, 2022, 2,135,109 shares of common stock had been sold under the Company’s existing and prior equity distribution agreements for total accumulated net proceeds of approximately $134.0 million; of these, 259,500 shares were sold for total proceeds of $5.3 million during both the three and nine months ended September 30, 2022. During both the three and nine months ended September 30, 2021, 3,050 shares were sold for total proceeds of $0.1 million.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
Accumulated Other Comprehensive (Loss) Income
Accumulated other comprehensive (loss) income at September 30, 2022 and December 31, 2021 was as follows:

(in thousands)	September 30, 2022	December 31, 2021
Available-for-sale securities:
Unrealized gains	$41,634	$208,619
Unrealized losses	(743,017)	(22,273)
Accumulated other comprehensive (loss) income	$(701,383)	$186,346

Reclassifications out of Accumulated Other Comprehensive (Loss) Income
The Company reclassifies unrealized gains and losses on AFS securities in accumulated other comprehensive (loss) income to net income upon the recognition of any realized gains and losses on sales, net of income tax effects, if any, as individual securities are sold. For the three and nine months ended September 30, 2022 the Company reclassified $16.8 million in unrealized gains and $112.5 million in unrealized losses, respectively, on sold AFS securities from accumulated other comprehensive (loss) income to (loss) gain on investment securities on the condensed consolidated statements of comprehensive (loss) income. For the three and nine months ended September 30, 2021 the Company reclassified $18.8 million and $92.4 million, respectively, in unrealized gains on sold AFS securities from accumulated other comprehensive (loss) income to (loss) gain on investment securities on the condensed consolidated statements of comprehensive (loss) income.

Note 17. Equity Incentive Plans
All per share amounts, common shares outstanding and common equity-based awards for all periods presented have been adjusted on a retroactive basis to reflect the reverse stock split.
On May 19, 2021, the Company’s stockholders approved the 2021 Equity Incentive Plan, or the 2021 Plan, which replaced the Second Restated 2009 Equity Incentive Plan, or the 2009 Plan. The 2021 Plan provides for the issuance of up to 4,250,000 shares of the Company’s common stock pursuant to awards granted thereunder. Awards previously granted under the 2009 Plan remain outstanding and valid in accordance with their terms, but no new awards will be granted under the 2009 Plan.
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
The Equity Incentive Plans provide for grants of restricted common stock, restricted stock units, or RSUs, performance-based awards (including performance share units, or PSUs), phantom shares, dividend equivalent rights and other equity-based awards. The 2021 Plan is subject to a ceiling of 4,250,000 shares and the 2009 Plan is subject to a ceiling of 1,625,000 shares of the Company’s common stock; however, following stockholder approval of the 2021 Plan, no new awards will be granted under the 2009 Plan. The Equity Incentive Plans allow for the Company’s board of directors to expand the types of awards available under the Equity Incentive Plans to include long-term incentive plan units in the future. If an award granted under the Equity Incentive Plans expires or terminates, the shares subject to any portion of the award that expires or terminates without having been exercised or paid, as the case may be, will again become available for the issuance of additional awards. Unless earlier terminated by the Company’s board of directors, no new award may be granted under the Equity Incentive Plans after the tenth anniversary of the date that the Equity Incentive Plans were approved by the Company’s board of directors. No award may be granted under the Equity Incentive Plans to any person who, assuming payment of all awards held by such person, would own or be deemed to own more than 9.8% of the outstanding shares of the Company’s common stock.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
Restricted Stock Units
The following table summarizes the activity related to RSUs for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022		2021
	Units	Weighted Average Grant Date Fair Market Value	Units	Weighted Average Grant Date Fair Market Value
Outstanding at Beginning of Period	293,426	$28.39	—	$—
Granted	320,783	20.94	334,179	28.42
Vested	(122,339)	(28.43)	(39,336)	(28.60)
Forfeited	(18,255)	(23.72)	—	—
Outstanding at End of Period	473,615	$23.52	294,843	$28.39

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
Performance Share Units
The following table summarizes the activity related to PSUs for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022		2021
	Target Units	Weighted Average Grant Date Fair Market Value	Target Units	Weighted Average Grant Date Fair Market Value
Outstanding at Beginning of Period	109,356	$34.68	—	$—
Granted	165,820	21.83	127,868	34.68
Vested	—	—	—	—
Forfeited	(9,884)	(27.20)	(18,269)	(34.68)
Outstanding at End of Period	265,292	$26.93	109,599	$34.68

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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
Restricted Common Stock
The following table summarizes the activity related to restricted common stock for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022		2021
	Shares	Weighted Average Grant Date Fair Market Value	Shares	Weighted Average Grant Date Fair Market Value
Outstanding at Beginning of Period	113,239	$60.18	305,499	$54.43
Granted	—	—	5,245	28.60
Vested	(69,191)	(59.71)	(188,530)	(51.76)
Forfeited	(1,149)	(60.92)	(8,392)	(20.30)
Outstanding at End of Period	42,899	$60.91	113,822	$60.18

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
Non-Cash Equity Compensation Expense
For the three and nine months ended September 30, 2022, the Company recognized compensation related to RSUs, PSUs and restricted common stock granted pursuant to the Equity Incentive Plans of $2.4 million and $10.0 million, respectively. For the three and nine months ended September 30, 2021, the Company recognized compensation related to restricted common stock granted pursuant to the Equity Incentive Plans of $2.6 million and $9.0 million, respectively. As of September 30, 2022, the Company had $5.8 million of total unrecognized compensation cost related to unvested share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 1.1 years.

Note 18. Income Taxes
For the three and nine months ended September 30, 2022 and 2021, the Company qualified to be taxed as a REIT under the Code for U.S. federal income tax purposes. As long as the Company qualifies as a REIT, the Company generally will not be subject to U.S. federal income taxes on its taxable income to the extent it annually distributes its net taxable income to stockholders, and does not engage in prohibited transactions. The Company intends to distribute 100% of its REIT taxable income and comply with all requirements to continue to qualify as a REIT. The majority of states also recognize the Company’s REIT status. The Company’s TRSs file separate tax returns and are fully taxed as standalone U.S. C corporations. It is assumed that the Company will retain its REIT status and will incur no REIT level taxation as it intends to comply with the REIT regulations and annual distribution requirements.
On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, or the IRA, sweeping legislation addressing healthcare, climate change and renewable energy incentives, and inflation, among other priorities. The bill includes numerous tax provisions that impact corporations, including the implementation of a corporate alternative minimum tax as well as a 1% excise tax on certain stock repurchases and economically similar transactions. However, REITs are excluded from the definition of an “applicable corporation” and therefore are not subject to the corporate alternative minimum tax. Additionally, stock repurchases by REITs are specifically excepted from the 1% excise tax. The Company’s TRSs operate as standalone corporations and therefore could be adversely affected by the tax law changes. The Company’s preliminary analysis of the accounting implications of the IRA result in no impact being recorded to its 2022 financial statements. As the Company completes its analysis of the IRA, collects and prepares necessary data, and interprets any additional guidance, it may make adjustments to the provisional amounts. Technical corrections or other amendments to the IRA or administrative guidance interpreting the IRA may be forthcoming at any time. While the Company does not anticipate a material effect on its operations, it will continue to analyze and monitor the application of the IRA to its business.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
During the three and nine months ended September 30, 2022, the Company’s TRSs recognized a provision for income taxes of $21.0 million and $95.7 million, respectively, which was primarily due to income from MSR servicing activities and net gains recognized on MSR, offset by net losses recognized on derivative instruments and operating expenses. During the three and nine months ended September 30, 2021, the Company’s TRSs recognized a provision for income taxes of $0.3 million and $2.1 million, respectively, which was primarily due to gains recognized on MSR, offset by net losses recognized on derivative instruments held in the Company’s TRSs.
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

Note 19. Earnings Per Share
The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted earnings per share for the three and nine months ended September 30, 2022 and 2021. All per share amounts, common shares outstanding and common equity-based awards for all periods presented have been adjusted on a retroactive basis to reflect the reverse stock split.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except share data)	2022	2021	2022	2021
Basic Earnings Per Share:
Net income	$277,612	$66,324	$490,462	$188,521
Dividends on preferred stock	13,747	13,748	41,242	44,711
Dividends and undistributed earnings allocated to participating restricted stock units	1,383	200	2,225	532
Net income attributable to common stockholders, basic	$262,482	$52,376	$446,995	$143,278
Basic weighted average common shares	86,252,104	76,943,355	86,107,979	71,298,088
Basic earnings per weighted average common share	$3.04	$0.68	$5.19	$2.01
Diluted Earnings Per Share:
Net income attributable to common stockholders, basic	$262,482	$52,376	$446,995	$143,278
Reallocation impact of undistributed earnings to participating restricted stock units	70	(13)	(18)	(24)
Interest expense attributable to convertible notes	4,877	4,848	14,720	12,755
Net income attributable to common stockholders, diluted	$267,429	$57,211	$461,697	$156,009
Basic weighted average common shares	86,252,104	76,943,355	86,107,979	71,298,088
Effect of dilutive shares issued in an assumed vesting of performance share units	140,833	—	157,200	60,190
Effect of dilutive shares issued in an assumed conversion	9,739,163	9,739,163	9,855,665	8,633,251
Diluted weighted average common shares	96,132,100	86,682,518	96,120,844	79,991,529
Diluted earnings per weighted average common share	$2.78	$0.66	$4.80	$1.95

For the three and nine months ended September 30, 2022 and 2021, participating RSUs were included in the calculations of basic and diluted earnings per share under the two-class method, as it was more dilutive than the alternative treasury stock method.
For the three and nine months ended September 30, 2022 and the nine months ended September 30, 2021, the assumed vesting of outstanding PSUs was included in the calculation of diluted earnings per share under the two-class method, as it was more dilutive than the alternative treasury stock method. For the three months ended September 30, 2021, PSUs were excluded from the calculation of diluted earnings per share, as their inclusion would have been antidilutive.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
For the three and nine months ended September 30, 2022, the assumed conversion of the Company’s convertible senior notes was included in the calculation of diluted earnings per share under the if-converted method. For the three and nine months ended September 30, 2021, excluded from the calculation of diluted earnings per share was the effect of adding back $2.4 million and $8.0 million of interest expense and 2,271,773 and 3,578,544 weighted average common share equivalents, respectively, related to the assumed conversion of the Company’s convertible senior notes due 2022, as their inclusion would have been antidilutive. For the three and nine months ended September 30, 2021, only the 2022 notes were excluded from the calculation of diluted earnings per share, and the assumed conversion of the Company’s 2026 notes was included in the calculation of diluted earnings per share under the if-converted method.

Note 20. Subsequent Events
On October 28, 2022, the Company closed on a privately negotiated repurchase and retirement of 413,549 shares of the Company’s 8.125% Series A Cumulative Redeemable Preferred Stock for a total cost of $7.5 million, 756,846 shares of the Company’s 7.625% Series B Cumulative Redeemable Preferred Stock for a total cost of $13.2 million and 1,712,555 shares of the Company’s 7.25% Series C Cumulative Redeemable Preferred Stock for a total cost of $29.3 million. The Company will record a gain on the repurchase and retirement of these shares during the three months ended December 31, 2022. As of November 9, 2022, there remained available for repurchase 2,117,050 shares of the Company’s preferred stock, which includes its 8.125% Series A Cumulative Redeemable Preferred Stock, 7.625% Series B Cumulative Redeemable Preferred Stock and 7.25% Series C Cumulative Redeemable Preferred Stock, under the Company’s preferred share repurchase program.
On November 1, 2022 at 5:01 p.m. Eastern Time, a one-for-four reverse stock split of the Company’s outstanding shares of common stock was effected. At the effective time, every four issued and outstanding shares of the Company’s common stock were converted into one share of common stock. No fractional shares were issued in connection with the reverse stock split; instead, each stockholder holding fractional shares was entitled to receive, in lieu of such fractional shares, cash in an amount determined on the basis of the volume weighted average price of the Company’s common stock on the NYSE on November 1, 2022. In connection with the reverse stock split, the number of authorized shares of the Company’s common stock was also reduced on a one-for-four basis, from 700,000,000 to 175,000,000. The par value of each share of common stock remained unchanged.
Events subsequent to September 30, 2022 were evaluated through the date these condensed consolidated financial statements were issued and no other additional events were identified requiring further disclosure in these condensed consolidated financial statements.

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
Our Agency RMBS portfolio is comprised primarily of fixed rate mortgage-backed securities backed by single-family and multi-family mortgage loans. All of our principal and interest Agency RMBS are Fannie Mae or Freddie Mac mortgage pass-through certificates or collateralized mortgage obligations, or Ginnie Mae mortgage pass-through certificates, which are backed by the guarantee of the U.S. government. The majority of these securities consist of whole pools in which we own all of the investment interests in the securities.
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
On August 2, 2022, Matrix Financial Services Corporation, or Matrix, one of our wholly owned subsidiaries, entered into a definitive stock purchase agreement to acquire RoundPoint Mortgage Servicing Corporation, or RoundPoint, from Freedom Mortgage Corporation. In connection with the acquisition, Matrix has agreed to pay a purchase price upon closing in an amount equal to the tangible net book value of RoundPoint, plus a premium amount of $10.5 million, subject to certain additional post-closing adjustments. In connection with the transaction, RoundPoint will divest its retail origination business as well as its RPX servicing exchange platform. Matrix also agreed to engage RoundPoint as a subservicer prior to the closing date and began transferring loans to RoundPoint in the fourth quarter of 2022. Upon closing, all servicing licenses and operational capabilities will remain with RoundPoint, and RoundPoint will become a wholly owned subsidiary of Matrix. The parties expect to close the transaction in 2023, subject to the satisfaction of customary closing conditions and the receipt of required regulatory and GSE approvals.

For the three months ended September 30, 2022, our net spread realized on the portfolio was lower than recent quarters due primarily to higher cost of financing due to rising interest rates, offset by higher coupon and lower amortization on Agency RMBS due to slower prepayment speeds and higher MSR yields but on a smaller portfolio. The following table provides the average portfolio yield and cost of financing on our assets for the three months ended September 30, 2022, and the four immediately preceding quarters:

	Three Months Ended
	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021
Average portfolio yield (1)	4.61%	4.39%	3.90%	3.72%	3.33%
Average cost of financing (2)	2.84%	1.13%	1.01%	0.73%	0.78%
Net spread	1.77%	3.26%	2.89%	2.99%	2.55%
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
(2)Average cost of financing includes interest expense and amortization of deferred debt issuance costs on borrowings and interest spread income/expense and amortization of upfront payments made or received upon entering into interest rate swap agreements. Beginning with the three months ended June 30, 2022, average cost of financing also includes the implied financing benefit/cost portion of dollar roll income on TBAs. TBA dollar roll income is the non-GAAP economic equivalent to holding and financing Agency RMBS using short-term repurchase agreements. Beginning with the three months ended September 30, 2022, average cost of financing also includes U.S. Treasury futures income, which represents the economic equivalent to holding and financing a relevant cheapest-to-deliver U.S. Treasury note or bond using short-term repurchase agreements.

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

On September 21, 2022, our board of directors approved a one-for-four reverse stock split of our outstanding shares of common stock. The reverse stock split was effected on November 1, 2022 at 5:01 p.m. Eastern Time. At the effective time, every four issued and outstanding shares of our common stock were converted into one share of common stock. No fractional shares were issued in connection with the reverse stock split; instead, each stockholder holding fractional shares was entitled to receive, in lieu of such fractional shares, cash in an amount determined on the basis of the volume weighted average price of our common stock on the NYSE on November 1, 2022. In connection with the reverse stock split, the number of authorized shares of our common stock was also reduced on a one-for-four basis, from 700,000,000 to 175,000,000. The par value of each share of common stock remained unchanged. All per share amounts, common shares outstanding and common equity-based awards for all periods presented have been adjusted on a retroactive basis to reflect the reverse stock split.

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
•our ability to recognize the benefits of our pending acquisition of RoundPoint Mortgage Servicing Corporation;
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

Fair Value Measurement
A significant portion of our assets and liabilities are reported at fair value and, therefore, our condensed consolidated balance sheets and statements of comprehensive (loss) income are significantly affected by fluctuations in market prices. At September 30, 2022, approximately 85.2% of our total assets, or $12.5 billion, consisted of financial instruments recorded at fair value. See Note 10 - Fair Value to the condensed consolidated financial statements, included in this Quarterly Report on Form 10-Q, for descriptions of valuation methodologies used to measure material assets and liabilities at fair value and details of the valuation models, key inputs to those models and significant assumptions utilized. Although we execute various hedging strategies to mitigate our exposure to changes in fair value, we cannot fully eliminate our exposure to volatility caused by fluctuations in market prices.
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
Considerable judgment is used in forming conclusions and estimating inputs to our Level 3 fair value measurements. Level 3 inputs such as interest rate movements, prepayments speeds, credit losses and discount rates are inherently difficult to estimate. Changes to these inputs can have a significant effect on fair value measurements. Accordingly, there is no assurance that our estimates of fair value are indicative of the amounts that would be realized on the ultimate sale or exchange of these assets. At September 30, 2022, 21.4% of our total assets were classified as Level 3 fair value assets.

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

Market Conditions and Outlook
The macro environment in fixed-income for the third quarter of 2022 experienced an intensification of the themes from the second quarter: inflationary fears driving accelerated U.S. Federal Reserve, or Fed, interest rate hikes along with historically high levels of rate and spread volatility. Over the three months ended September 30, 2022, the Fed raised the Federal Funds target rate by 150 basis points (75 basis points in each of July and September), in excess of the 123 basis points priced into the market at the beginning of the quarter. By September 30, 2022, the market’s expectation for where short-term rates will be once the Fed finishes hiking rose by approximately 100 basis points to 4.50%. The bearishness was driven by stronger than expected consumer price index, or CPI, prints, particularly in September’s core CPI which accelerated to 6.6% from 6.3% to reach a new multi-decade high. The chorus of hawkish Fed speakers only added to the bearishness. On August 26, 2022, Fed Chair Powell noted that “some” economic pain earlier was preferable to more of it later. The net result was elevated rates on U.S. Treasury yields and a flatter yield curve, with 2-year U.S. Treasuries higher by 133 basis points to 4.28% and the 10-year U.S. Treasury rate higher by 82 basis points to 3.83%. The Standard and Poor’s 500 Index, or the S&P, ended down about 5%. Uncertainty around the path of forward rates and geopolitical turmoil contributed to extraordinarily high rate volatility.
Spread volatility for mortgages was also historically high in the third quarter. July 2022 was the best month on record for the excess return of the Bloomberg U.S. MBS Index, while September 2022 was the worst. At end end of the third quarter of 2022, nominal and option-adjusted spreads for current coupon RMBS were 158 and 67 basis points, respectively, though touched historically wider levels earlier in September. Spread widening has been fueled by rate volatility and poor market technical indicators. Without Fed or GSE support and little demand from the private sector as rates gap higher, mortgage spreads have suffered. Over the three months ended September 30, 2022, nominal spreads for mortgages widened out by 36 basis points. Mortgage rates increased by 100 basis points, finishing just under 7%.

Against this turbulent backdrop, funding markets for RMBS were once again stable and efficient. Spreads on repurchase agreement financing remained stable at SOFR plus 10 to 15 basis points with no signs of distress.
Overall, we continue to be optimistic about the forward outlook for the company and our paired Agency RMBS and MSR portfolio construction. We expect inflation rates to begin to decline as the Fed continues to raise rates and volatility to then subside, which should benefit both MSR and RMBS. Historically wide mortgage spreads presents attractive investment opportunities across a variety of asset classes, while higher volatility allows us to take advantage of relative value opportunities. Higher mortgage rates are slowing prepayment rates on our MSR assets, which should continue to be a tailwind for the portfolio.
The following table provides the carrying value of our investment portfolio by product type:

(dollars in thousands)	September 30, 2022		December 31, 2021
Agency RMBS	$9,348,983	74.7%	$7,149,399	76.1%
Mortgage servicing rights	3,021,790	24.2%	2,191,578	23.3%
Agency Derivatives	16,510	0.1%	40,911	0.5%
Non-Agency securities	124,860	1.0%	12,304	0.1%
Total	$12,512,143		$9,394,192

Prepayment speeds and volatility due to interest rates
Our portfolio is subject to market risks, primarily interest rate risk and prepayment risk. We seek to offset a portion of our Agency pool market value exposure through our MSR and interest-only Agency RMBS portfolios. During periods of decreasing interest rates with rising prepayment speeds, the market value of our Agency pools generally increases and the market value of our interest-only securities and MSR generally decreases. The inverse relationship occurs when interest rates rise and prepayments fall. Interest rates moved even higher during the third quarter, with most mortgages now having a large refinancing disincentive. Looking forward, prepayment speeds are expected to slow further, as even cash out refinance activity should be affected by the continued move in rates. In addition to changes in interest rates, changes in home price performance, key employment metrics and government programs, among other macroeconomic factors, can affect prepayment speeds. We believe our portfolio management approach, including our asset selection process, positions us to respond to a variety of market scenarios. Although we are unable to predict future interest rate movements, our strategy of pairing Agency RMBS with MSR, with a focus on managing various associated risks, including interest rate, prepayment, credit, mortgage spread and financing risk, is intended to generate attractive yields with a low level of sensitivity to changes in the yield curve, prepayments and interest rate cycles.
The following table provides the three-month average constant prepayment rate, or CPR, experienced by our Agency RMBS and MSR during the three months ended September 30, 2022, and the four immediately preceding quarters:

	Three Months Ended
	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021
Agency RMBS	9.1%	14.2%	17.3%	27.7%	30.1%
Mortgage servicing rights	6.9%	10.0%	14.2%	22.1%	26.7%

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

The following tables provide the carrying value of our Agency RMBS portfolio by underlying mortgage loan rate type:

	September 30, 2022
(dollars in thousands)	Principal/ Current Face	Carrying Value	Weighted Average CPR (1)	% Prepayment Protected	Gross Weighted Average Coupon Rate	Amortized Cost	Allowance for Credit Losses	Weighted Average Loan Age (months)
Agency RMBS AFS:
30-Year Fixed
≤ 2.5%	$—	$—	—%	—%	—%	$—	$—	—
3.0%	—	—	—%	—%	—%	—	—	—
3.5%	1,165,053	1,053,899	6.4%	100.0%	4.1%	1,202,345	—	13
4.0%	3,392,677	3,172,088	6.5%	100.0%	4.6%	3,453,149	—	24
4.5%	2,778,619	2,669,845	7.4%	100.0%	5.1%	2,858,324	—	25
5.0%	2,182,495	2,144,549	5.8%	100.0%	5.8%	2,252,736	—	8
≥ 5.5%	77,335	80,324	10.5%	93.3%	6.4%	82,200	—	181
	9,596,179	9,120,705	6.6%	99.9%	5.0%	9,848,754	—	21
Other P&I	198,625	189,734	2.1%	21.1%	5.3%	197,417	—	59
Interest-only	1,112,025	38,544	9.5%	—%	4.3%	50,609	(8,325)	138
Agency Derivatives	206,224	16,510	11.5%	—%	6.7%	22,252	—	214
Total Agency RMBS	$11,113,053	$9,365,493		97.8%		$10,119,032	$(8,325)

	December 31, 2021
(dollars in thousands)	Principal/ Current Face	Carrying Value	Weighted Average CPR (1)	% Prepayment Protected	Gross Weighted Average Coupon Rate	Amortized Cost	Allowance for Credit Losses	Weighted Average Loan Age (months)
Agency RMBS AFS:
30-Year Fixed
≤ 2.5%	$1,243,928	$1,271,382	5.9%	—%	3.3%	$1,272,323	$—	3
3.0%	1,316,662	1,384,176	9.6%	100.0%	3.7%	1,381,936	—	8
3.5%	739,922	789,499	27.3%	100.0%	4.2%	769,989	—	29
4.0%	1,421,793	1,543,595	26.5%	100.0%	4.6%	1,478,444	—	49
4.5%	1,307,504	1,435,877	27.7%	100.0%	5.0%	1,373,076	—	47
5.0%	231,941	255,059	44.9%	100.0%	5.7%	244,888	—	47
≥ 5.5%	93,544	106,687	15.7%	93.1%	6.4%	99,655	—	172
	6,355,294	6,786,275	20.5%	81.2%	4.3%	6,620,311	—	31
Other P&I	56,069	62,228	53.9%	—%	6.5%	61,739	—	224
Interest-only	3,198,447	300,896	20.2%	—%	3.6%	305,577	(12,851)	47
Agency Derivatives	247,101	40,911	18.6%	—%	6.7%	33,237	—	206
Total Agency RMBS	$9,856,911	$7,190,310		76.6%		$7,020,864	$(12,851)
____________________
(1)Weighted average actual one-month CPR released at the beginning of the following month based on RMBS held as of the preceding month-end.

Our MSR business offers attractive spreads and has many risk reducing characteristics when paired with our Agency RMBS portfolio. The following table summarizes activity related to the unpaid principal balance, or UPB, of loans underlying our MSR portfolio for the three months ended September 30, 2022, and the four immediately preceding quarters:

	Three Months Ended
(in thousands)	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021
UPB at beginning of period	$227,074,413	$229,415,913	$193,770,566	$194,393,942	$185,209,738
Purchases of mortgage servicing rights	4,448,870	5,720,323	45,136,996	13,562,240	29,347,318
Sales of mortgage servicing rights	(19,807,427)	—	—	9,065	(3,633,709)
Scheduled payments	(1,564,465)	(1,697,237)	(1,572,871)	(1,441,835)	(1,407,996)
Prepaid	(3,709,416)	(6,026,461)	(8,249,432)	(11,966,741)	(14,564,141)
Other changes	171,585	(338,125)	330,654	(786,105)	(557,268)
UPB at end of period	$206,613,560	$227,074,413	$229,415,913	$193,770,566	$194,393,942
Counterparty exposure and leverage ratio
We monitor counterparty exposure in our broker, banking and lending counterparties on a daily basis. We believe our broker and banking counterparties are well-capitalized organizations, and we attempt to manage our cash balances across these organizations to reduce our exposure to any single counterparty.
As of September 30, 2022, we had entered into repurchase agreements with 39 counterparties, 21 of which had outstanding balances at September 30, 2022. In addition, we held short- and long-term borrowings under revolving credit facilities, long-term term notes payable and long-term unsecured convertible senior notes. As of September 30, 2022, the debt-to-equity ratio funding our AFS securities, MSR and Agency Derivatives, which includes unsecured borrowings under convertible senior notes, was 5.5:1.0.
As of September 30, 2022, we held $732.5 million in cash and cash equivalents, approximately $106.3 million of unpledged AFS securities and Agency derivatives, which includes $104.2 million of unsettled Agency RMBS purchases, and $7.7 million of unpledged non-Agency securities. As a result, we had an overall estimated unused borrowing capacity on our unpledged securities of approximately $6.6 million. As of September 30, 2022, we held approximately $56.6 million of unpledged MSR and $43.5 million of unpledged servicing advances. Overall, on September 30, 2022, we had no unused committed and $199.4 million unused uncommitted borrowing capacity on MSR financing facilities, and $175.4 million in unused committed borrowing capacity on servicing advance financing facilities. Generally, unused borrowing capacity may be the result of our election not to utilize certain financing, as well as delays in the timing in which funding is provided, insufficient collateral or the inability to meet lenders’ eligibility requirements for specific types of asset classes.
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

LIBOR transition
The London Interbank Offered Rate, or LIBOR, has been used extensively in the U.S. and globally as a “benchmark” or “reference rate” for various commercial and financial contracts, including corporate and municipal bonds and loans, floating rate mortgages, asset-backed securities, consumer loans, and interest rate swaps and other derivatives. On March 5, 2021, Intercontinental Exchange Inc. announced that ICE Benchmark Administration Limited, the administrator of LIBOR, intends to stop publication of the majority of USD-LIBOR tenors on June 30, 2023. In the U.S., the Alternative Reference Rates Committee, or ARRC, has identified the Secured Overnight Financing Rate, or SOFR, as its preferred alternative rate for U.S. dollar-based LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. Numerous industry wide and company-specific transitions as it relates to derivatives and cash markets exposed to LIBOR are in process, if not complete. We have material contracts that are indexed to USD-LIBOR and are monitoring this activity, evaluating the related risks and our exposure, and have already amended terms to transition to an alternative benchmark, where necessary. As of September 30, 2022, only the Company’s term notes incorporate LIBOR as the referenced rate and mature after the phase-out of LIBOR. However, the related agreements have provisions in place that provide for an alternative to LIBOR upon its phase-out. The Company has no other financing arrangements or derivative instruments that incorporate LIBOR as the referenced rate as of September 30, 2022. Additionally, each series of our fixed-to-floating preferred stock that becomes redeemable at the time the stock begins to pay a LIBOR-based rate has existing LIBOR cessation fallback language.

Summary of Results of Operations and Financial Condition
All per share amounts, common shares outstanding and common equity-based awards for all periods presented have been adjusted on a retroactive basis to reflect the reverse stock split.
Our book value per common share for U.S. GAAP purposes was $16.42 at September 30, 2022, a decrease from $20.41 per common share at June 30, 2022, and a decrease from $23.47 per common share at December 31, 2021. The decline in book value for the three months ended September 30, 2022 was the result of significant widening in mortgage spreads as the market reacted unfavorably to higher than expected inflation and aggressively hawkish words and actions from the Fed as they removed accommodation.
Our GAAP net income attributable to common stockholders was $263.9 million and $449.2 million ($2.78 and $4.80 per diluted weighted average share) for the three and nine months ended September 30, 2022, respectively, which was primarily driven by interest income on available-for-sale securities, MSR net servicing income, and positive performance of our debt hedges due to increased interest rates, offset by interest expense on borrowings, operating expenses and a provision for income taxes.
With our accounting treatment for AFS securities, unrealized fluctuations in the market values of AFS securities, excluding certain AFS securities for which we have elected the fair value option and securities with an allowance for credit losses, do not impact our GAAP net income or taxable income but are recognized on our condensed consolidated balance sheets as a change in stockholders’ equity under “accumulated other comprehensive (loss) income.” For the three and nine months ended September 30, 2022, net unrealized losses on AFS securities recognized as other comprehensive loss, net of tax, were $534.9 million and $1.0 billion, respectively, which was driven by significant underperformance of fixed income markets in general and widening mortgage spreads, particularly in the three months ended September 30, 2022. Additionally, we reclassify unrealized gains and losses on AFS securities in accumulated other comprehensive (loss) income to net income upon the recognition of any realized gains and losses on sales, net of income tax effects, if any, as individual securities are sold. For the three and nine months ended September 30, 2022 we reclassified $16.8 million in unrealized gains and $112.5 million in unrealized losses, respectively, on sold AFS securities from accumulated other comprehensive (loss) income to (loss) gain on investment securities on the condensed consolidated statements of comprehensive (loss) income. Combined with GAAP net income attributable to common stockholders of $263.9 million and $449.2 million for the three and nine months ended September 30, 2022, respectively, this resulted in comprehensive loss attributable to common stockholders of $287.8 million and $438.5 million for the three and nine months ended September 30, 2022, respectively.

The following tables present the components of our comprehensive (loss) income for the three and nine months ended September 30, 2022 and 2021:

(in thousands, except share data)	Three Months Ended		Nine Months Ended
Income Statement Data:	September 30,		September 30,
	2022	2021	2022	2021
	(unaudited)		(unaudited)
Interest income:
Available-for-sale securities	$88,472	$35,837	$188,518	$134,581
Other	5,916	203	7,719	1,011
Total interest income	94,388	36,040	196,237	135,592
Interest expense:
Repurchase agreements	57,868	5,761	85,480	21,212
Revolving credit facilities	15,178	5,605	29,960	17,375
Term notes payable	5,427	3,249	12,608	9,685
Convertible senior notes	4,877	7,267	14,720	20,743
Total interest expense	83,350	21,882	142,768	69,015
Net interest income	11,038	14,158	53,469	66,577
Other income:
(Loss) gain on investment securities	(6,426)	28,642	(256,487)	119,991
Servicing income	148,833	122,960	442,985	342,895
(Loss) gain on servicing asset	(6,720)	(42,500)	489,461	16,887
Gain (loss) on interest rate swap and swaption agreements	34,806	(3,947)	29,499	5,102
Gain (loss) on other derivative instruments	159,044	(15,019)	(43,991)	(239,718)
Other loss	—	—	(117)	(5,701)
Total other income	329,537	90,136	661,350	239,456
Expenses:
Servicing expenses	21,152	21,041	68,847	64,668
Compensation and benefits	10,100	9,198	33,312	28,645
Other operating expenses	10,688	7,406	26,465	22,111
Total expenses	41,940	37,645	128,624	115,424
Income before income taxes	298,635	66,649	586,195	190,609
Provision for income taxes	21,023	325	95,733	2,088
Net income	277,612	66,324	490,462	188,521
Dividends on preferred stock	13,747	13,748	41,242	44,711
Net income attributable to common stockholders	$263,865	$52,576	$449,220	$143,810
Basic earnings per weighted average common share	$3.04	$0.68	$5.19	$2.01
Diluted earnings per weighted average common share	$2.78	$0.66	$4.80	$1.95
Dividends declared per common share	$0.68	$0.68	$2.04	$2.04
Weighted average number of shares of common stock:
Basic	86,252,104	76,943,355	86,107,979	71,298,088
Diluted	96,132,100	86,682,518	96,120,844	79,991,529

(in thousands)	Three Months Ended		Nine Months Ended
Income Statement Data:	September 30,		September 30,
	2022	2021	2022	2021
	(unaudited)		(unaudited)
Comprehensive (loss) income:
Net income	$277,612	$66,324	$490,462	$188,521
Other comprehensive loss, net of tax:
Unrealized loss on available-for-sale securities	(551,673)	(7,350)	(887,729)	(341,702)
Other comprehensive loss	(551,673)	(7,350)	(887,729)	(341,702)
Comprehensive (loss) income	(274,061)	58,974	(397,267)	(153,181)
Dividends on preferred stock	13,747	13,748	41,242	44,711
Comprehensive (loss) income attributable to common stockholders	$(287,808)	$45,226	$(438,509)	$(197,892)

(in thousands)	September 30, 2022	December 31, 2021
Balance Sheet Data:
	(unaudited)
Available-for-sale securities	$9,473,843	$7,161,703
Mortgage servicing rights	$3,021,790	$2,191,578
Total assets	$14,695,557	$12,114,305
Repurchase agreements	$10,034,018	$7,656,445
Revolving credit facilities	$1,131,161	$420,761
Term notes payable	$397,697	$396,776
Convertible senior notes	$282,096	$424,827
Total stockholders’ equity	$2,144,477	$2,743,953

Results of Operations
The following analysis focuses on financial results during the three and nine months ended September 30, 2022 and 2021.
Interest Income
Interest income increased from $36.0 million and $135.6 million for the three and nine months ended September 30, 2021, respectively, to $94.4 million and $196.2 million for the same periods in 2022 due to net purchases, higher coupon and lower amortization recognized on Agency RMBS due to slower prepayments.
Interest Expense
Interest expense increased from $21.9 million and $69.0 million for the three and nine months ended September 30, 2021, respectively, to $83.4 million and $142.8 million for the same periods in 2022 due primarily to the higher interest rate environment as well as an increase in financing on MSR and Agency RMBS.

Net Interest Income
The following tables present the components of interest income and average net asset yield earned by asset type, the components of interest expense and average cost of funds on borrowings incurred by collateral type, and net interest income and average net interest spread for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
(dollars in thousands)	Average Balance (1)	Interest Income/Expense	Net Yield/Cost of Funds (2)	Average Balance (1)	Interest Income/Expense	Net Yield/Cost of Funds (2)
Interest-earning assets:
Available-for-sale securities	$9,323,193	$88,472	3.8%	$7,961,316	$188,518	3.2%
Other	—	5,916	—%	—	7,719	—%
Total interest income/net asset yield	$9,323,193	$94,388	4.0%	$7,961,316	$196,237	3.3%
Interest-bearing liabilities:
Borrowings collateralized by:
Available-for-sale securities	$8,951,012	$51,769	2.3%	$7,851,349	$69,511	1.2%
Agency Derivatives (3)	21,601	125	2.3%	27,865	283	1.4%
Mortgage servicing rights and advances (4)	1,718,842	26,579	6.2%	1,521,022	58,254	5.1%
Unsecured borrowings:
Convertible senior notes	281,961	4,877	6.9%	289,078	14,720	6.8%
Total interest expense/cost of funds	$10,973,416	$83,350	3.0%	$9,689,314	$142,768	2.0%
Net interest income/spread (5)		$11,038	1.0%		$53,469	1.3%

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
(dollars in thousands)	Average Balance (1)	Interest Income/Expense	Net Yield/Cost of Funds (2)	Average Balance (1)	Interest Income/Expense	Net Yield/Cost of Funds (2)
Interest-earning assets
Available-for-sale securities	$6,886,374	$35,837	2.1%	$9,274,591	$134,581	1.9%
Other	—	203	—%	—	1,011	—%
Total interest income/net asset yield	$6,886,374	$36,040	2.1%	$9,274,591	$135,592	1.9%
Interest-bearing liabilities
Borrowings collateralized by:
Available-for-sale securities	$7,455,046	$3,832	0.2%	$9,963,198	$17,883	0.2%
Agency Derivatives (3)	44,307	85	0.8%	45,865	280	0.8%
Mortgage servicing rights and advances (4)	965,171	10,698	4.4%	927,967	30,109	4.3%
Unsecured borrowings:
Convertible senior notes	424,083	7,267	6.9%	407,929	20,743	6.8%
Total interest expense/cost of funds	$8,888,607	$21,882	1.0%	$11,344,959	$69,015	0.8%
Net interest income/spread (5)		$14,158	1.1%		$66,577	1.1%
____________________
(1)Average asset balance represents average amortized cost on AFS securities and average unpaid principal balance on other assets.
(2)Cost of funds does not include the accrual and settlement of interest associated with interest rate swaps. In accordance with U.S. GAAP, those costs are included in gain (loss) on interest rate swap and swaption agreements in the condensed consolidated statements of comprehensive (loss) income. For the three and nine months ended September 30, 2022, our total average cost of funds on the assets assigned as collateral for borrowings shown in the table above, including interest spread expense associated with interest rate swaps, was 3.0% and 2.0%, respectively, compared to 0.8% and 0.7% for the same periods in 2021.
(3)Yields on Agency Derivatives not shown as interest income is included in gain (loss) on other derivative instruments in the condensed consolidated statements of comprehensive (loss) income.
(4)Yields on mortgage servicing rights and advances not shown as these assets do not earn interest.
(5)Net interest spread does not include the accrual and settlement of interest associated with interest rate swaps. In accordance with U.S. GAAP, those costs are included in gain (loss) on interest rate swap and swaption agreements in the condensed consolidated statements of comprehensive (loss) income. For the three and nine months ended September 30, 2022, our total average net interest rate spread on the assets and liabilities shown in the table above, including interest spread expense associated with interest rate swaps, was 0.8% and 1.2%, respectively, compared to 1.3% and 1.3% for the same periods in 2021.

The increase in yields on AFS securities for the three and nine months ended September 30, 2022, as compared to the same periods in 2021 was driven by higher coupon and lower amortization as a result of slower prepayment speeds. The increase in cost of funds associated with the financing of AFS securities for the three and nine months ended September 30, 2022, as compared to the same periods in 2021, was due to rising interest rates.
The increase in cost of funds associated with the financing of Agency Derivatives for the three and nine months ended September 30, 2022, as compared to the same periods in 2021, was the result of rising interest rates.
The increase in cost of funds associated with the financing of MSR assets and related servicing advance obligations for the three and nine months ended September 30, 2022, as compared to the same periods in 2021, was due to rising interest rates and an increase in the use of revolving credit facility and repurchase agreement financing. We have one revolving credit facility in place to finance our servicing advance obligations, which are included in other assets on our condensed consolidated balance sheets.
The cost of funds associated with our convertible senior notes for the three and nine months ended September 30, 2022, as compared to the same periods in 2021, was consistent.
The following tables present the components of the yield earned on our AFS securities portfolio as a percentage of our average amortized cost of securities for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2022	2021	2022	2021
Gross yield/stated coupon	4.4%	5.1%	4.4%	4.6%
Net (premium amortization) discount accretion	(0.6)%	(3.0)%	(1.2)%	(2.7)%
Net yield (1)	3.8%	2.1%	3.2%	1.9%
____________________
(1)Excludes Agency Derivatives. For the three and nine months ended September 30, 2022, the average net yield on total RMBS, including Agency Derivatives, was 3.8% and 3.2%, respectively, compared to 2.1% and 2.0% for the same periods in 2021. Yields have not been adjusted for cost of delay and cost to carry purchase premiums.

(Loss) Gain On Investment Securities
The following table presents the components of (loss) gain on investment securities for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2022	2021	2022	2021
Proceeds from sales	$683,746	$502,349	$5,022,894	$5,102,894
Amortized cost of securities sold	(664,781)	(481,751)	(5,246,865)	(4,998,583)
Total realized gains (losses) on sales	18,965	20,598	(223,971)	104,311
Provision for credit losses	(1,397)	(159)	(3,048)	(6,416)
Other	(23,994)	8,203	(29,468)	22,096
(Loss) gain on investment securities	$(6,426)	$28,642	$(256,487)	$119,991

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
The majority of the “other” component of (loss) gain on investment securities is related to changes in unrealized gains (losses) on certain AFS securities for which we have elected the fair value option. Fluctuations in this line item are primarily driven by the reclassification of unrealized gains and losses to realized gains and losses upon sale, as well as changes in fair value assumptions. The increase in change in unrealized losses (decrease in change in unrealized gains) on fair-value option elected AFS securities for the three and nine months ended September 30, 2022, as compared to the same periods in 2021, was driven by higher sale activity in these types of securities, particularly Agency interest-only securities.

Servicing Income
The following table presents the components of servicing income for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2022	2021	2022	2021
Servicing fee income	$138,140	$121,221	$426,974	$337,469
Ancillary and other fee income	483	650	1,514	1,888
Float income	10,210	1,089	14,497	3,538
Total	$148,833	$122,960	$442,985	$342,895

The increase in servicing income for the three and nine months ended September 30, 2022, as compared to the same periods in 2021, was due to a higher portfolio balance, lower compensating interest and higher float income.
(Loss) Gain On Servicing Asset
The following table presents the components of (loss) gain on servicing asset for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2022	2021	2022	2021
Changes in fair value due to changes in valuation inputs or assumptions used in the valuation model	$75,887	$112,871	$800,072	$541,654
Changes in fair value due to realization of cash flows (runoff)	(82,111)	(144,314)	(310,115)	(513,710)
Losses on sales	(496)	(11,057)	(496)	(11,057)
(Loss) gain on servicing asset	$(6,720)	$(42,500)	$489,461	$16,887

The decrease in loss on servicing asset for the three months ended September 30, 2022, as compared to the same period in 2021, was driven by lower portfolio runoff and lower losses on sales of MSR, offset by lower favorable change in valuation assumptions used in the fair valuation of MSR. The increase in gain on servicing asset for the nine months ended September 30, 2022, as compared to the same period in 2021, was driven by higher favorable change in valuation assumptions used in the fair valuation of MSR, lower portfolio runoff and lower losses on sales of MSR.
Gain (Loss) On Interest Rate Swap And Swaption Agreements
The following table summarizes the net interest spread and gains and losses associated with our interest rate swap and swaption positions recognized during the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2022	2021	2022	2021
Net interest spread	$178	$4,441	$(4,830)	$8,490
Early termination, agreement maturation and option expiration (losses) gains	(146,750)	5,220	43,197	7,512
Change in unrealized gain (loss) on interest rate swap and swaption agreements, at fair value	181,378	(13,608)	(8,868)	(10,900)
Gain (loss) on interest rate swap and swaption agreements	$34,806	$(3,947)	$29,499	$5,102

Net interest spread recognized for the accrual and/or settlement of the net interest expense associated with our interest rate swaps results from receiving either a floating interest rate (OIS or SOFR) or a fixed interest rate and paying either a fixed interest rate or a floating interest rate (OIS or SOFR) on positions held to economically hedge/mitigate portfolio interest rate exposure (or duration) risk. We may elect to terminate certain swaps and swaptions to align with our investment portfolio, agreements may mature or options may expire resulting in full settlement of our net interest spread asset/liability and the recognition of realized gains and losses, including early termination penalties. The change in fair value of interest rate swaps and swaptions during the three and nine months ended September 30, 2022 and 2021 was a result of changes to floating interest rates (OIS or SOFR), the swap curve and corresponding counterparty borrowing rates. Since swaps and swaptions are used for purposes of hedging our interest rate exposure, their unrealized valuation gains and losses (excluding the reversal of unrealized gains and losses to realized gains and losses upon termination, maturation or option expiration) are generally offset by unrealized losses and gains in our Agency RMBS AFS portfolio, which are recorded either directly to stockholders’ equity through other comprehensive loss, net of tax, or to (loss) gain on investment securities, in the case of certain AFS securities for which we have elected the fair value option.
Gain (Loss) On Other Derivative Instruments
The following table provides a summary of the total net gains (losses) recognized on other derivative instruments we hold for purposes of both hedging and non-hedging activities, principally TBAs, futures, options on futures, and inverse interest-only securities during the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2022	2021	2022	2021
Interest income, net of accretion, on inverse interest-only securities	$153	$1,176	$1,310	$4,360
Realized and unrealized net gains (losses) on other derivative instruments (1)	158,891	(16,195)	(45,301)	(244,078)
Gain (loss) on other derivative instruments	$159,044	$(15,019)	$(43,991)	$(239,718)
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

Expenses
The following table presents the components of expenses for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2022	2021	2022	2021
Servicing expenses	$21,152	$21,041	$68,847	$64,668
Operating expenses:
Compensation and benefits:
Non-cash equity compensation expenses	$2,355	$2,559	$9,977	$8,960
All other compensation and benefits	7,745	6,639	23,335	19,685
Total compensation and benefits	$10,100	$9,198	$33,312	$28,645
Other operating expenses:
Nonrecurring expenses	$5,029	$1,187	$8,146	$4,555
All other operating expenses	5,659	6,219	18,319	17,556
Total other operating expenses	$10,688	$7,406	$26,465	$22,111
Annualized operating expense ratio	3.4%	2.4%	3.2%	2.4%
Annualized operating expense ratio, excluding non-cash equity compensation and other nonrecurring expenses	2.2%	1.9%	2.2%	1.8%

We incur servicing expenses generally related to the subservicing of MSR. The increase in servicing expenses during the three and nine months ended September 30, 2022, as compared to the same periods in 2021, was a result of an increase in portfolio size and subservicing fees.
The increase in total operating expenses during the three months ended September 30, 2022, as compared to the same period in 2021, was driven by higher cash compensation and benefits and nonrecurring expenses, offset by lower other operating expenses. The increase in total operating expenses during the nine months ended September 30, 2022, as compared to the same period in 2021, was driven by higher total compensation and benefits and nonrecurring expenses.
Income Taxes
During the three and nine months ended September 30, 2022, our TRSs recognized a provision for income taxes of $21.0 million and $95.7 million, respectively, which was primarily due to income from MSR servicing activities and net gains recognized on MSR, offset by net losses recognized on derivative instruments and operating expenses. During the three months ended September 30, 2021, our TRSs recognized a provision for income taxes of $0.3 million and $2.1 million, respectively, which was primarily due to gains recognized on MSR, offset by net losses recognized on derivative instruments held in our TRSs.

Financial Condition
Available-for-Sale Securities, at Fair Value
The majority of our AFS investment securities portfolio is comprised of fixed rate Agency mortgage-backed securities backed by single-family and multi-family mortgage loans. We also hold $124.9 million in tranches of mortgage-backed and asset-backed P&I and interest-only non-Agency securities. All of our P&I Agency RMBS AFS are Fannie Mae or Freddie Mac mortgage pass-through certificates or collateralized mortgage obligations, or Ginnie Mae mortgage pass-through certificates, which are backed by the guarantee of the U.S. government. The majority of these securities consist of whole pools in which we own all of the investment interests in the securities.
The table below summarizes certain characteristics of our Agency RMBS AFS at September 30, 2022:

	September 30, 2022
(dollars in thousands, except purchase price)	Principal/ Current Face	Net (Discount) Premium	Amortized Cost	Allowance for Credit Losses	Unrealized Gain	Unrealized Loss	Carrying Value	Weighted Average Coupon Rate	Weighted Average Purchase Price
P&I securities	$9,794,804	$251,367	$10,046,171	$—	$65	$(735,797)	$9,310,439	4.33%	$102.84
Interest-only securities	1,112,025	50,609	50,609	(8,325)	1,544	(5,284)	38,544	2.20%	$18.27
Total	$10,906,829	$301,976	$10,096,780	$(8,325)	$1,609	$(741,081)	$9,348,983

Mortgage Servicing Rights, at Fair Value
One of our wholly owned subsidiaries has approvals from Fannie Mae and Freddie Mac to own and manage MSR, which represent the right to control the servicing of mortgage loans. We do not directly service mortgage loans, and instead contract with appropriately licensed subservicers to handle substantially all servicing functions in the name of the subservicer for the loans underlying our MSR. As of September 30, 2022, our MSR had a fair market value of $3.0 billion.

As of September 30, 2022, our MSR portfolio included MSR on 812,242 loans with an unpaid principal balance of approximately $206.6 billion. The following table summarizes certain characteristics of the loans underlying our MSR by gross weighted average coupon rate types and ranges at September 30, 2022:

	September 30, 2022
(dollars in thousands)	Number of Loans	Unpaid Principal Balance	Weighted Average Gross Coupon Rate	Weighted Average Current Loan Size	Weighted Average Loan Age (months)	Weighted Average Original FICO	Weighted Average Original LTV	60+ Day Delinquencies	3-Month CPR	Net Servicing Fee (bps)
30-Year Fixed:
≤ 3.25%	301,688	$98,335,388	2.8%	$384	20	768	71.0%	0.3%	4.9%	25.8
> 3.25 - 3.75%	142,330	37,216,875	3.4%	328	35	754	74.2%	0.7%	7.6%	26.3
> 3.75 - 4.25%	110,019	23,109,127	3.9%	273	58	751	75.7%	1.2%	9.5%	27.3
> 4.25 - 4.75%	61,421	10,960,963	4.4%	249	60	736	77.5%	2.4%	11.6%	26.4
> 4.75 - 5.25%	31,321	5,518,881	4.9%	278	44	730	78.5%	3.1%	11.1%	28.2
> 5.25%	25,663	5,703,107	5.8%	337	16	733	80.9%	1.5%	8.4%	33.0
	672,442	180,844,341	3.3%	346	31	759	73.2%	0.8%	6.8%	26.4
15-Year Fixed:
≤ 2.25%	23,289	6,678,653	2.0%	336	17	777	59.1%	0.1%	4.5%	25.2
> 2.25 - 2.75%	39,168	9,023,740	2.4%	282	21	772	58.9%	0.1%	6.2%	25.9
> 2.75 - 3.25%	37,039	5,520,794	2.9%	206	50	766	61.5%	0.3%	9.0%	26.2
> 3.25 - 3.75%	21,947	2,421,821	3.4%	162	63	757	63.9%	0.6%	10.8%	26.9
> 3.75 - 4.25%	10,269	945,689	3.9%	147	59	742	65.0%	0.9%	13.3%	28.5
> 4.25%	5,419	512,645	4.6%	177	37	732	65.7%	1.3%	12.6%	32.9
	137,131	25,103,342	2.6%	261	32	769	60.4%	0.3%	7.2%	26.1
Total ARMs	2,669	665,877	3.3%	329	55	761	68.5%	1.0%	19.2%	25.5
Total	812,242	$206,613,560	3.2%	$335	31	760	71.6%	0.7%	6.9%	26.4

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

At September 30, 2022, borrowings under repurchase agreements, revolving credit facilities, term notes payable and convertible senior notes had the following characteristics:

(dollars in thousands)	September 30, 2022
Borrowing Type	Amount Outstanding	Weighted Average Borrowing Rate	Weighted Average Years to Maturity
Repurchase agreements	$10,034,018	3.32%	0.3
Revolving credit facilities	1,131,161	6.40%	1.4
Term notes payable	397,697	5.88%	1.7
Convertible senior notes (1)	282,096	6.25%	3.3
Total	$11,844,972	3.77%	0.5

(dollars in thousands)	September 30, 2022
Collateral Type	Amount Outstanding	Weighted Average Borrowing Rate	Weighted Average Haircut on Collateral Value
Agency RMBS	$9,542,565	3.18%	4.0%
Non-Agency securities	76,263	4.90%	37.1%
Agency Derivatives	21,190	2.38%	17.7%
Mortgage servicing rights	1,898,258	6.33%	30.3%
Mortgage servicing advances	24,600	6.12%	14.1%
Other (1)	282,096	6.25%	N/A
Total	$11,844,972	3.77%	8.4%
____________________
(1)Includes unsecured convertible senior notes due 2026 paying interest semiannually at a rate of 6.25% per annum on the aggregate principal amount of $287.5 million.

As of September 30, 2022, the debt-to-equity ratio funding our AFS securities, MSR, servicing advances and Agency Derivatives, which includes unsecured borrowings under convertible senior notes, was 5.5:1.0. As previously discussed, our Agency RMBS, given their liquidity and high credit quality, are eligible for higher levels of leverage, while MSR, with less liquidity and/or more exposure to prepayment risk, utilize lower levels of leverage. Generally, our debt-to-equity ratio is directly correlated to the composition of our portfolio; typically, the higher the percentage of Agency RMBS we hold, the higher our debt-to-equity ratio will be. However, in addition to portfolio mix, our debt-to-equity ratio is a function of many other factors, including the liquidity of our portfolio, the availability and price of our financing, the diversification of our counterparties and their available capacity to finance our assets, and anticipated regulatory developments. We may alter the percentage allocation of our portfolio among our target assets depending on the relative value of the assets that are available to purchase from time to time, including at times when we are deploying proceeds from offerings we conduct. We believe the current degree of leverage within our portfolio helps ensure that we have access to unused borrowing capacity, thus supporting our liquidity and the strength of our balance sheet.

The following table provides a summary of our borrowings under repurchase agreements, revolving credit facilities, term notes payable and convertible senior notes, our net TBA cost basis amounts and our debt-to-equity ratios for the three months ended September 30, 2022, and the four immediately preceding quarters:

(dollars in thousands)
For the Three Months Ended	Quarterly Average	End of Period Balance	Maximum Balance of Any Month-End	End of Period Total Borrowings to Equity Ratio	End of Period Net Long (Short) TBA Cost Basis	End of Period Economic Debt-to-Equity Ratio (1)
September 30, 2022	$10,973,416	$11,844,972	$11,844,972	5.5:1.0	$4,153,582	7.5:1.0
June 30, 2022	$8,949,630	$9,463,102	$9,463,102	3.8:1.0	$6,409,396	6.4:1.0
March 31, 2022	$9,139,305	$9,121,894	$9,366,946	3.5:1.0	$4,737,226	5.3:1.0
December 31, 2021	$7,908,651	$8,898,809	$8,898,809	3.2:1.0	$4,238,881	4.8:1.0
September 30, 2021	$8,888,607	$8,365,211	$9,060,624	3.1:1.0	$9,019,509	6.4:1.0
____________________
(1)Defined as total borrowings under repurchase agreements, revolving credit facilities, term notes payable and convertible senior notes, plus implied debt on net TBA cost basis, divided by total equity.

Equity
The following table provides details of our changes in stockholders’ equity from June 30, 2022 to September 30, 2022. All per share amounts, common shares outstanding and common equity-based awards for all periods presented have been adjusted on a retroactive basis to reflect the reverse stock split.

(in millions, except per share amounts)	Book Value	Common Shares Outstanding	Common Book Value Per Share
Common stockholders’ equity at June 30, 2022	$1,757.3	86.1	$20.41
Earnings available for distribution, net of tax expense of $1.3 million (1)	68.9
Dividends on preferred stock	(13.7)
Earnings available for distribution to common stockholders, net of tax expense of $1.3 million (1)	55.2
Realized and unrealized gains and losses, net of tax expense of $19.7 million	208.7
Other comprehensive loss, net of tax	(551.7)
Dividend declaration	(59.1)
Other	2.4	—
Issuance of common stock, net of offering costs	5.4	0.3
Common stockholders’ equity at September 30, 2022	$1,418.2	86.4	$16.42
Total preferred stock liquidation preference	726.3
Total stockholders’ equity at September 30, 2022	$2,144.5
____________________
(1)Earnings Available for Distribution, or EAD, is a non-GAAP measure that we define as comprehensive (loss) income attributable to common stockholders, excluding realized and unrealized gains and losses on the aggregate portfolio, provision for (reversal of) credit losses, reserve expense for representation and warranty obligations on MSR, non-cash compensation expense related to restricted common stock and other nonrecurring expenses. As defined, EAD includes net interest income, accrual and settlement of interest on derivatives, dollar roll income on TBAs, U.S. Treasury futures income, servicing income, net of estimated amortization on MSR and recurring cash related operating expenses. EAD provides supplemental information to assist investors in analyzing the Company’s results of operations and helps facilitate comparisons to industry peers. EAD is one of several measures our board of directors considers to determine the amount of dividends to declare on our common stock and should not be considered an indication of our taxable income or as a proxy for the amount of dividends we may declare.

The following table provides a reconciliation of comprehensive loss and GAAP net income to non-GAAP measures for the three months ended September 30, 2022:

Three Months Ended
(in millions)	September 30, 2022
Comprehensive loss attributable to common stockholders	$(287.8)
Adjustment for other comprehensive loss attributable to common stockholders:
Unrealized losses on available-for-sale securities	551.7
Net income attributable to common stockholders	263.9
Adjustments for non-EAD (1):
Realized gains on investment securities	(18.3)
Unrealized losses on investment securities	23.3
Provision for credit losses on investment securities	1.4
Realized and unrealized losses on mortgage servicing rights	6.8
Realized loss on termination or expiration of interest rate swaps and swaptions	146.8
Unrealized gains on interest rate swaps and swaptions	(181.4)
Realized and unrealized gains on other derivative instruments	(158.9)
Adjustments to exclude reported realized and unrealized (gains) losses:
MSR amortization (1)	(75.6)
TBA dollar roll income (2)	37.8
U.S. Treasury futures income (3)	(16.6)
Change in servicing reserves	(1.1)
Non-cash equity compensation expense	2.4
Other nonrecurring expenses	5.0
Net provision for income taxes on non-EAD (4)	19.7
Earnings available for distribution to common stockholders (4)	$55.2
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
(4)EAD is a non-GAAP measure that we define as comprehensive (loss) income attributable to common stockholders, excluding realized and unrealized gains and losses on the aggregate portfolio, provision for (reversal of) credit losses, reserve expense for representation and warranty obligations on MSR, non-cash compensation expense related to restricted common stock and other nonrecurring expenses. As defined, EAD includes net interest income, accrual and settlement of interest on derivatives, dollar roll income on TBAs, U.S. Treasury futures income, servicing income, net of estimated amortization on MSR and recurring cash related operating expenses. EAD provides supplemental information to assist investors in analyzing the Company’s results of operations and helps facilitate comparisons to industry peers. EAD is one of several measures our board of directors considers to determine the amount of dividends to declare on our common stock and should not be considered an indication of our taxable income or as a proxy for the amount of dividends we may declare.

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

As of September 30, 2022, we held $732.5 million in cash and cash equivalents available to support our operations; $12.5 billion of AFS securities, MSR, and derivative assets held at fair value; and $11.8 billion of outstanding debt in the form of repurchase agreements, borrowings under revolving credit facilities, term notes payable and convertible senior notes. During the three and nine months ended September 30, 2022, the debt-to-equity ratio funding our AFS securities, MSR and Agency Derivatives, which includes unsecured borrowings under convertible senior notes, increased from 3.8:1.0 to 5.5:1.0 and 3.2:1.0 to 5.5:1.0, respectively. The increase was due to increased financing on Agency RMBS and MSR as well as a decrease in equity. During the three and nine months ended September 30, 2022, our economic debt-to-equity ratio funding our AFS securities, MSR and Agency Derivatives, which includes unsecured borrowings under convertible senior notes and implied debt on net TBA cost basis, increased from 6.4:1.0 to 7.5:1.0 and 4.8:1.0 to 7.5:1.0, respectively.
As of September 30, 2022, we held approximately $106.3 million of unpledged AFS securities and Agency derivatives, which includes $104.2 million of unsettled Agency RMBS purchases, and $7.7 million of unpledged non-Agency securities. As a result, we had an overall estimated unused borrowing capacity on unpledged securities of approximately $6.6 million. As of September 30, 2022, we held approximately $56.6 million of unpledged MSR and $43.5 million of unpledged servicing advances. Overall, on September 30, 2022, we had no unused committed and $199.4 million unused uncommitted borrowing capacity on MSR financing facilities, and $175.4 million in unused committed borrowing capacity on servicing advance financing facilities. Generally, unused borrowing capacity may be the result of our election not to utilize certain financing, as well as delays in the timing in which funding is provided, insufficient collateral or the inability to meet lenders’ eligibility requirements for specific types of asset classes. On a daily basis, we monitor and forecast our available, or excess, liquidity. Additionally, we frequently perform shock analyses against various market events to monitor the adequacy of our excess liquidity.
During the nine months ended September 30, 2022, we did not experience any material issues accessing our funding sources. We expect ongoing sources of financing to be primarily repurchase agreements, revolving credit facilities, term notes payable, convertible notes and similar financing arrangements. We plan to finance our assets with a moderate amount of leverage, the level of which may vary based upon the particular characteristics of our portfolio and market conditions.
As of September 30, 2022, we had master repurchase agreements in place with 39 counterparties (lenders), the majority of which are U.S. domiciled financial institutions, and we continue to evaluate additional counterparties to manage and optimize counterparty risk. Under our repurchase agreements, we are required to pledge additional assets as collateral to our lenders when the estimated fair value of the existing pledged collateral under such agreements declines and such lenders, through a margin call, demand additional collateral. Lenders generally make margin calls because of a perceived decline in the value of our assets collateralizing the repurchase agreements. This may occur following the monthly principal reduction of assets due to scheduled amortization and prepayments on the underlying mortgages, or may be caused by changes in market interest rates, a perceived decline in the market value of the investments and other market factors. To cover a margin call, we may pledge additional assets or cash. At maturity, any cash on deposit as collateral is generally applied against the repurchase agreement balance, thereby reducing the amount borrowed. Should the value of our assets suddenly decrease, significant margin calls on our repurchase agreements could result, causing an adverse change in our liquidity position.
In addition to our master repurchase agreements to fund our Agency and non-Agency securities, we have one repurchase facility and three revolving credit facilities that provide short- and long-term financing for our MSR portfolio. We also have one revolving credit facility that provides long-term financing for our servicing advances. An overview of the facilities is presented in the table below:

(dollars in thousands)
September 30, 2022
Expiration Date (1)	Amount Outstanding	Unused Committed Capacity (2)	Unused Uncommitted Capacity	Total Capacity	Eligible Collateral
April 4, 2024	$650,311	$—	$49,689	$700,000	Mortgage servicing rights
February 8, 2023	$394,000	$—	$106,000	$500,000	Mortgage servicing rights (3)
March 20, 2024	$256,250	$—	$43,750	$300,000	Mortgage servicing rights (4)
June 30, 2023	$200,000	$—	$—	$200,000	Mortgage servicing rights
September 28, 2024	$24,600	$175,400	$—	$200,000	Mortgage servicing advances
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

We are subject to a variety of financial covenants under our lending agreements. The following represent the most restrictive financial covenants across our lending agreements as of September 30, 2022:
•Total indebtedness to tangible net worth must be less than 8.0:1.0. As of September 30, 2022, our total indebtedness to tangible net worth, as defined, was 5.7:1.0.
•Cash liquidity must be greater than $200.0 million. As of September 30, 2022, our liquidity, as defined, was $732.5 million.
•Net worth must be greater than the higher of $1.5 billion or 50% of the highest net worth during the 24 calendar months prior. As of September 30, 2022, 50% of the highest net worth during the 24 calendar months prior, as defined, was $1.6 billion and our net worth, as defined, was $2.1 billion.
We are also subject to additional financial covenants in connection with various other agreements we enter into in the normal course of our business. We intend to continue to operate in a manner which complies with all of our financial covenants.
The following table summarizes assets at carrying values that were pledged or restricted as collateral for the future payment obligations of repurchase agreements, revolving credit facilities, term notes payable and derivative instruments at September 30, 2022 and December 31, 2021:

(in thousands)	September 30, 2022	December 31, 2021
Available-for-sale securities, at fair value	$9,360,371	$7,009,449
Mortgage servicing rights, at fair value	2,965,155	2,130,807
Restricted cash	559,492	747,979
Due from counterparties	72,443	33,718
Derivative assets, at fair value	16,006	39,608
Other assets	28,757	33,767
Total	$13,002,224	$9,995,328

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

The following table provides the maturities of our repurchase agreements, revolving credit facilities, term notes payable and convertible senior notes as of September 30, 2022 and December 31, 2021:

(in thousands)	September 30, 2022	December 31, 2021
Within 30 days	$2,098,491	$1,771,027
30 to 59 days	1,121,274	1,807,544
60 to 89 days	—	1,981,056
90 to 119 days	2,490,191	1,249,435
120 to 364 days	4,524,062	1,265,638
One to three years	1,328,858	543,026
Three to five years	282,096	281,083
Total	$11,844,972	$8,898,809
For the three months ended September 30, 2022, our restricted and unrestricted cash balance increased approximately $435.4 million to $1.6 billion at September 30, 2022. The cash movements can be summarized by the following:
•Cash flows from operating activities. For the three months ended September 30, 2022, operating activities increased our cash balances by approximately $369.2 million, primarily driven by our financial results for the quarter.
•Cash flows from investing activities. For the three months ended September 30, 2022, investing activities decreased our cash balances by approximately $2.2 billion, primarily driven by net purchases of AFS securities.
•Cash flows from financing activities. For the three months ended September 30, 2022, financing activities increased our cash balance by approximately $2.3 billion, primarily driven by an increase in repurchase agreement and revolving credit facility financing, offset by the payment of dividends.

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
LIBOR and other indices which had been deemed “benchmarks” for various commercial and financial contracts have been the subject of recent national, international, and other regulatory guidance and proposals for reform, and it appears likely that LIBOR will be phased out or the methodology for determining LIBOR will be modified by June 2023. We currently have agreements that are indexed to LIBOR and are monitoring related reform proposals and evaluating the related risks; however, it is not possible to predict the effects of any future initiatives to regulate, reform or change the manner of administration of LIBOR could result in adverse consequences to the rate of interest payable and receivable on, market value of and market liquidity for LIBOR-based financial instruments. See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Market Conditions and Outlook - LIBOR transition” for further discussion.

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
We perform interest rate sensitivity analyses on various measures of our financial results and condition by examining how our assets, financing, and hedges will perform in various interest rate “shock” scenarios. Two of these measures are presented below in more detail. The first measure is change in annualized net interest income over the next 12 months, including interest spread from our interest rate swaps and float income from custodial accounts associated with our MSR. The second measure is change in value of financial position, including the value of our derivative assets and liabilities. All changes in value are measured as the change from the September 30, 2022 financial position. All projected changes in annualized net interest income are measured as the change from the projected annualized net interest income based off current performance returns.

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
The following interest rate sensitivity table displays the potential impact of instantaneous, parallel changes in interest rates of +/- 25 and +/- 50 bps on annualized net interest income and portfolio value, based on our interest sensitive financial instruments at September 30, 2022. The preceding discussion shows that the results for the 25 bps move scenarios are the best representation of our interest rate exposure, followed by those for the 50 bps move scenarios. This hierarchy reflects our localized approach to managing interest rate risk: monitoring rates and rebalancing our hedges on a day to day basis, where rate moves only rarely exceed 25 bps in either direction.

	Changes in Interest Rates
(dollars in thousands)	-50 bps	-25 bps	+25 bps	+50 bps
Change in annualized net interest income (1):	$31,785	$15,881	$(15,903)	$(31,789)
% change in net interest income (1)	22.4%	11.2%	(11.2)%	(22.4)%
Change in value of financial position:
Available-for-sale securities	$250,667	$127,264	$(130,436)	$(263,326)
As a % of common equity	17.7%	9.0%	(9.2)%	(18.6)%
Mortgage servicing rights (2)	$(34,534)	$(15,518)	$13,235	$28,346
As a % of common equity (2)	(2.5)%	(1.1)%	0.9%	2.0%
Derivatives, net	$(229,389)	$(111,403)	$105,917	$206,214
As a % of common equity	(16.2)%	(7.9)%	7.5%	14.6%
Reverse repurchase agreements	$43	$22	$(22)	$(43)
As a % of common equity	—%	—%	—%	—%
Repurchase agreements	$(9,964)	$(4,982)	$4,982	$9,965
As a % of common equity	(0.7)%	(0.3)%	0.3%	0.7%
Revolving credit facilities	$(404)	$(200)	$196	$387
As a % of common equity	—%	—%	—%	—%
Term notes payable	$(143)	$(71)	$71	$142
As a % of common equity	—%	—%	—%	—%
Convertible senior notes	$(1,671)	$(827)	$791	$1,545
As a % of common equity	(0.1)%	(0.1)%	0.1%	0.1%
Total Net Assets	$(25,395)	$(5,715)	$(5,266)	$(16,770)
As a % of total assets	(0.2)%	—%	—%	(0.1)%
As a % of common equity	(1.8)%	(0.4)%	(0.4)%	(1.2)%
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

Certain assumptions have been made in connection with the calculation of the information set forth in the foregoing interest rate sensitivity table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at September 30, 2022. As discussed, the analysis utilizes assumptions and estimates based on our experience and judgment. Furthermore, future purchases and sales of assets could materially change our interest rate risk profile.
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

Item 4. Controls and Procedures
A review and evaluation was performed by our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that review and evaluation, the CEO and CFO have concluded that our current disclosure controls and procedures, as designed and implemented, were effective as of September 30, 2022. Although our CEO and CFO have determined our disclosure controls and procedures were effective at the end of the period covered by this Quarterly Report on Form 10-Q, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the company to disclose material information otherwise required to be set forth in the reports we submit under the Exchange Act.
There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
From time to time, we may be involved in various legal and regulatory matters that arise in the ordinary course of business. As previously disclosed, on July 15, 2020, we provided PRCM Advisers with a notice of termination of the Management Agreement for “cause” in accordance with Section 15(a) of the Management Agreement. We terminated the Management Agreement for “cause” on the basis of certain material breaches and certain events of gross negligence on the part of PRCM Advisers in the performance of its duties under the Management Agreement. On July 21, 2020, PRCM Advisers filed a complaint against us in the United States District Court for the Southern District of New York, or the Court. Subsequently, Pine River Domestic Management L.P. and Pine River Capital Management L.P. were added as plaintiffs to the matter. As amended, the complaint, or the Federal Complaint, alleges, among other things, the misappropriation of trade secrets in violation of both the Defend Trade Secrets Act and New York common law, breach of contract, breach of the implied covenant of good faith and fair dealing, unfair competition and business practices, unjust enrichment, conversion, and tortious interference with contract. The Federal Complaint seeks, among other things, an order enjoining us from making any use of or disclosing PRCM Advisers’ trade secret, proprietary, or confidential information; damages in an amount to be determined at a hearing and/or trial; disgorgement of our wrongfully obtained profits; and fees and costs incurred by the plaintiffs in pursuing the action. We have filed our answer to the Federal Complaint and made counterclaims against PRCM Advisers and Pine River Capital Management L.P. On May 5, 2022, the plaintiffs filed a motion for judgment on the pleadings, seeking judgment in their favor on all but one of our counterclaims and on one of our affirmative defenses. We have opposed the motion for judgment on the pleadings, which is pending with the Court. Discovery has commenced and is ongoing. Our board of directors believes the Federal Complaint is without merit and that we have fully complied with the terms of the Management Agreement.

Item 1A. Risk Factors
Except as set forth in our Quarterly Report on Form 10-Q for the period ended June 30, 2022, or the Q2 Form 10-Q, there have been no material changes to the risk factors set forth under the heading “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021, or the Form 10-K. The materialization of any risks and uncertainties identified in our Forward-Looking Statements contained in this Quarterly Report on Form 10-Q, together with those previously disclosed in the Form 10-K, the Q2 Form 10-Q, or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations, and cash flows. See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements” in this Quarterly Report on Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)None.
(b)None.
(c)Our preferred share repurchase program allows for the repurchase of up to an aggregate of 5,000,000 shares of the company’s preferred stock, which includes the 8.125% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, 7.625% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock and 7.25% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock. Preferred shares may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to trading plans in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, or by any combination of such methods. The manner, price, number and timing of preferred share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The preferred share repurchase program does not require the purchase of any minimum number of shares, and, subject to SEC rules, purchases may be commenced or suspended at any time without prior notice. The preferred share repurchase program does not have an expiration date. As of September 30, 2022, we had not yet repurchased any preferred shares.
Our common share repurchase program allows for the repurchase of up to an aggregate of 9,375,000 shares of the company’s common stock. Common shares may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act or by any combination of such methods. The manner, price, number and timing of common share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The common share repurchase program does not require the purchase of any minimum number of shares, and, subject to SEC rules, purchases may be commenced or suspended at any time without prior notice. The common share repurchase program does not have an expiration date. As of September 30, 2022, we had repurchased 3,043,575 common shares under the program for a total cost of $201.5 million. We did not repurchase common shares during the three months ended September 30, 2022.

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

3.6
Articles of Amendment to the Articles of Amendment and Restatement of Two Harbors Investment Corp., effective as of 5:01 PM Eastern Time on November 1, 2022 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 2, 2022).

3.7
Articles of Amendment to the Articles of Amendment and Restatement of Two Harbors Investment Corp., effective as of 5:02 PM Eastern Time on November 1, 2022 (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 2, 2022).

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

3.12	Amended and Restated Bylaws of Two Harbors Investment Corp. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 23, 2020).
31.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
31.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)
32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

Exhibit Number	Exhibit Description
101	Financial statements from the Quarterly Report on Form 10-Q of Two Harbors Investment Corp. for the three months ended September 30, 2022, filed with the SEC on November 9, 2022, formatted in Inline XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive (Loss) Income, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements. (filed herewith)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101). (filed herewith)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TWO HARBORS INVESTMENT CORP.
Dated:	November 9, 2022	By:	/s/ William Greenberg
William Greenberg President and Chief Executive Officer (Principal Executive Officer)
Dated:	November 9, 2022	By:	/s/ Mary Riskey
Mary Riskey Chief Financial Officer (Principal Financial and Accounting Officer)