Form 10-K
period 2022-12-31
TWO HARBORS INVESTMENT CORP.
filed 2023-02-28
CIK 1465740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2022, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $1.7 billion based on the closing sale price as reported on the NYSE on that date.
As of February 21, 2023, there were 96,616,279 shares of common stock, par value $0.01 per share, issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2023 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of registrant’s fiscal year covered by this Annual Report, are incorporated by reference into Part III.

TWO HARBORS INVESTMENT CORP.
2022 ANNUAL REPORT ON FORM 10-K

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
We seek to deploy moderate leverage as part of our investment strategy. We generally finance our Agency RMBS through short- and long-term borrowings structured as repurchase agreements. We also finance our MSR through revolving credit facilities, repurchase agreements, term notes payable and convertible senior notes.
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
•changes in the values of securities we own and the impact of adjustments reflecting those changes on our consolidated statements of comprehensive loss and balance sheets, including our stockholders’ equity;
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

One of our wholly owned subsidiaries holds the requisite approvals from Fannie Mae and Freddie Mac to own and manage MSR, which represent a contractual right to control the servicing of a mortgage loan, the obligation to service the loan in accordance with relevant standards and the right to collect a fee for the performance of servicing activities, such as collecting principal and interest from a borrower and distributing those payments to the owner of the loan. We do not directly service the mortgage loans underlying the MSR we acquire; rather, we contract with appropriately licensed third-party subservicers to handle substantially all servicing functions in the name of the subservicer for the loans underlying our MSR. As the servicer of record, however, we remain accountable to the GSEs for all servicing matters and, accordingly, provide substantial oversight of each of our subservicers. We believe MSR are a natural fit for our portfolio over the long term. Our MSR business leverages our core competencies in prepayment and credit risk analytics and the MSR assets may provide offsetting risks to our Agency RMBS, hedging both interest rate and mortgage spread risk.
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

Our primary financing sources for Agency RMBS are repurchase agreements. Repurchase agreements are financings pursuant to which one party, the seller/borrower, sells assets to the repurchase agreement counterparty, the buyer/lender, for an agreed price with the obligation to repurchase the assets from the buyer at a future date and at a price different than the original purchase price, with the difference representing the borrowing rate (typically based on an index plus a spread consistent with those demanded in the market). The amount of financing available under a repurchase agreement is limited to a specified percentage of the estimated market value of the assets. The difference between the sale price and repurchase price is the interest expense of financing under a repurchase agreement. Under repurchase agreement financing arrangements, if the value of the collateral decreases, the buyer could require the seller to provide additional cash collateral to re-establish the ratio of value of the collateral to the amount of borrowing (i.e., a margin call). In the current economic climate, lenders under repurchase agreements generally advance approximately 95% to 97% of the market value of the Agency RMBS financed (a discount from market value, generally referred to as a haircut, of 3% to 5%).
To finance MSR assets and related servicing advance obligations, we may enter into repurchase agreements, revolving credit facilities and securitization transactions collateralized by the value of the MSR and/or servicing advances pledged and with borrowing rates typically based on an index plus a spread consistent with those demanded in the market. If the value of our MSR and/or servicing advances pledged as collateral for the agreements decreases, the respective lender could require us to provide additional collateral or cash as collateral to re-establish the ratio of value of the collateral to the amount of the debt outstanding. Due to certain GSE requirements, we may be restricted as to the frequency in which we are able to pledge additional MSR and/or servicing advance collateral to counterparties. As a result, we may choose to over-collateralize certain financing arrangements in order to avoid having to provide cash as additional collateral. Lenders generally advance approximately 60% to 70% of the market value of the MSR financed (i.e., a haircut of 30% to 40%) and 80% to 95% of the value of servicing advances financed (i.e., a haircut of 5% to 20%), depending on the type of advance (e.g., corporate, escrow).
One of our subsidiary trust entities, MSR Issuer Trust, was formed for the purpose of financing MSR through securitization, pursuant to which, through two of our wholly owned subsidiaries, MSR is pledged to MSR Issuer Trust and in return, MSR Issuer Trust issues term notes to qualified institutional buyers and a variable funding note, or VFN, to one of the subsidiaries, in each case secured on a pari passu basis. In connection with the transaction, we also entered into a repurchase facility that is secured by the VFN issued in connection with the MSR securitization transaction, which is collateralized by our MSR.
A significant decrease in the advance rate or an increase in the haircut could result in us having to sell assets in order to meet additional margin requirements by the lender. We expect to mitigate our risk of margin calls under financing arrangements by deploying leverage at an amount that is below what could be used under current advance rates.
In order to reduce our exposure to risks associated with lender counterparty concentration, we generally seek to diversify our exposure by entering into repurchase agreements with multiple counterparties. At December 31, 2022, we had $8.6 billion of outstanding balances under repurchase agreements with 20 counterparties, with a maximum net exposure (the difference between the amount loaned to us, including interest payable, and the value of the assets pledged by us as collateral, including accrued interest receivable on such assets) to any single lender of $158.3 million, or 7.2% of stockholders’ equity.
Interest Rate Hedging and Risk Management Strategy
We may enter into a variety of derivative and non-derivative instruments to economically hedge interest rate risk or “duration mismatch (or gap)” by adjusting the duration of our floating-rate borrowings into fixed-rate borrowings to more closely match the duration of our assets. This particularly applies to borrowing agreements with maturities or interest rate resets of less than six months. Typically, the interest receivable terms (i.e., LIBOR, OIS or SOFR) of certain derivatives match the terms of the underlying debt, resulting in an effective conversion of the rate of the related borrowing agreement from floating to fixed. The objective is to manage the cash flows associated with current and anticipated interest payments on borrowings, as well as the ability to roll or refinance borrowings at the desired amount by adjusting the duration. To help manage the adverse impact of interest rate changes on the value of our portfolio as well as our cash flows, we may, at times, enter into various forward contracts, including short securities, TBAs, options, futures, swaps, caps, credit default swaps and total return swaps. In executing on our current interest rate risk management strategy, we have entered into TBAs, interest rate swap and swaption agreements, futures and options on futures. In addition, because MSR are negative duration assets, they may provide a hedge to interest rate exposure on our Agency RMBS portfolio. In hedging interest rate risk, we seek to reduce the risk of losses on the value of our investments that may result from changes in interest rates in the broader markets, improve risk-adjusted returns and, where possible, obtain a favorable spread between the yield on our assets and the cost of our financing.
Human Capital
We believe that our people are the foundation of our success. We are dedicated to providing human capital management best practices that evolve with the needs of our business and our people. We are committed to attracting and retaining the industry’s top talent by providing competitive wages and benefits and cultivating a workplace environment in which all of our employees can thrive and contribute. As of December 31, 2022, we had 97 full time equivalent employees based out of our two office locations in Minneapolis, Minnesota and New York, New York.

Compensation and Benefits. We use market data to benchmark and guide our compensation practices to ensure that our compensation program is industry standard, competitive and rewarding, while at the same time aligning the interests of our employees with those of our stockholders. In addition to competitive wages and salaries, our compensation programs are designed to attract and retain talented professionals. Our overall package includes cash bonus and equity incentive compensation opportunities, a 401(k) plan and profit-sharing contribution, employer-paid health benefits, health savings and dependent care flexible spending accounts, generous paid time off, short- and long-term disability insurance, a variety of personal and family leave options, life-planning financial and legal resources, and other voluntary supplemental benefits.
Professional Development. We encourage the professional development of our people through regular leadership development training, talent management and tuition reimbursement programs. We also offer a wide variety of educational opportunities through our educational platforms, Two Harbors University and a learning management system. We encourage collaboration and teamwork to ensure mutual understanding of responsibilities, priorities and expectations. We thoughtfully plan for our collective success by aligning individual employee and company goals.
Health, Safety and Well-being. We sponsor a number of programs and events that emphasize the health and well-being of our employees, including relational, financial, emotional and physical. We promote a culture of health and well-being through employee assistance program services, comprehensive health care benefits and resources for preventative health, such as reduced-fee health club memberships. Throughout the course of the COVID-19 pandemic, we have put the health and safety of our employees and their families first, initially supporting comprehensive work-from-home policies and subsequently implementing a work-life integration and flexibility policy after our return to the office in-person. In addition, we established enhanced safety measures and precautions in both of our offices as recommended by the federal, state and our local agencies.
Workplace Culture. We strive to foster a workplace culture where every individual on our team brings their unique perspectives, abilities and experiences which contribute to driving our organizational value. We are committed to supporting the engagement and leadership of a diverse workforce, with over 50% in aggregate identifying as either female or racially/ethnically diverse and providing opportunities for collaboration, development and career growth. We conduct an annual pulse survey which provides valuable insights from employees on topics involving culture, diversity and inclusion, education, benefits and engagement, and pride ourselves on having a strong participation rate. We also offer a flexible work environment, providing employees the opportunity to balance their professional obligations with that of their personal.
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
Operating and Regulatory Structure
Our business is subject to extensive regulation by U.S. federal and state governmental authorities, and self-regulatory organizations. We are required to comply with numerous federal and state laws, including those described below. The laws, rules and regulations comprising this regulatory framework change frequently, as can the interpretation and enforcement of existing laws, rules and regulations. Some of the laws, rules and regulations to which we are subject are intended primarily to safeguard and protect consumers, rather than stockholders or creditors. On occasion, we may receive requests from U.S. federal and state agencies for records, documents and information regarding our policies, procedures and practices regarding our business activities. We incur significant ongoing costs to comply with these regulations.
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
We have implemented and will continue to implement policies, procedures and, as applicable, information technology systems in order to ensure ongoing compliance with the laws, rules and regulations applicable to our business. We have incurred and expect to incur ongoing operational costs to comply with such laws, rules and regulations.
Competition
Our comprehensive income depends, in large part, on our ability to acquire assets at favorable spreads over our borrowing costs. In acquiring our target assets, we compete with other REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, financial institutions, governmental agencies, mortgage loan servicers, asset management firms and other entities. Some of these entities may not be subject to the same regulatory constraints that we are (e.g., REIT compliance or maintaining an exemption under the 1940 Act). Many of our competitors are significantly larger than us, have access to greater capital and other resources and may have other advantages over us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish different counterparty relationships than us. Further, we may from time-to-time face competition from government agencies, such as the Federal Reserve, in connection with initiatives designed to stimulate the U.S. economy or the mortgage market. Market conditions may from time to time attract more competitors for certain of our target assets, which will not only affect the supply of assets but may also increase the competition for sources of financing for these assets. An increase in the competition for sources of funding could adversely affect the availability and cost of financing, and thereby adversely affect our financial results.
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
Our results of operations are materially affected by conditions in the residential mortgage and real estate markets, the financial markets and the economy generally. In past years, concerns about the COVID-19 pandemic, unemployment, the availability and cost of credit, rising government debt levels, inflation, energy costs, global supply chain disruptions, climate change, global economic lethargy, warfare, geopolitical unrest across various regions worldwide, European sovereign debt issues, U.S. budget debates, federal government shutdowns and international trade disputes, have from time to time contributed to increased volatility and uncertainty in the economy and financial markets. Adverse developments with respect to any of these markets may have an impact on new demand for homes and on homeowners’ ability to make their mortgage payments, which may compress home ownership rates and weigh heavily on future home price performance. There is a strong correlation between home price growth rates (or losses) and mortgage loan delinquencies. Any stagnation in or deterioration of the residential mortgage or real estate markets may limit our ability to acquire our target assets on attractive terms or cause us to experience losses related to our assets.
The COVID-19 pandemic and government actions to mitigate its spread and economic impact could have a material adverse effect on our business, results of operations and financial condition.
The COVID-19 pandemic caused significant disruptions to the U.S. and global economies and contributed to volatility and negative pressure in financial markets. The impact of the pandemic and measures by governments and other authorities around the world to prevent its spread have negatively impacted our business, and the worsening of COVID-19 pandemic conditions, or the occurrence of any new public health crisis, may in the future negatively impact our business. The occurrence of any such event may, among other things, cause volatility in and disrupt the operations of financial markets, result in elevated delinquencies rates amongst mortgage loan borrowers, prompt large scale asset purchases by the Federal Reserve in order to stabilize the mortgage market and lead to the adoption of new rules and regulations to support impacted individuals, such as mortgage loan forbearance and modification programs. There can be no assurance as to how the COVID-19 pandemic, any new public health crisis or actions taken by governments and other authorities in response thereto may in the future affect our business or the efficiency, liquidity and stability of the financial and mortgage markets.
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

Federal and state regulation of the mortgage industry is complex and constantly evolving, and changes to applicable rules, regulations and guidance may adversely impact our business.
Although we do not originate or service residential mortgage loans, we must comply with various federal and state rules, regulations and guidance as a result of owning MSR. These requirements include, among other things, the Dodd-Frank Act, the Gramm-Leach-Bliley Act and the CARES Act. We are also required to maintain qualifications, registrations and licenses in certain states in order to own certain of our assets. These requirements can and do change as statutes and regulations are enacted, promulgated or amended, or as regulatory guidance or interpretations evolve or change.
The Dodd-Frank Act and its implementing regulations, as well as other federal and state rules, regulations and guidance that govern mortgage servicing, combine to create a complex and constantly evolving regulatory environment, and the failure by us, or our subservicers, to comply with these requirements may result in fines or the suspension or revocation of the qualifications, registrations and licenses necessary to operate as an owner of MSR. New or modified regulations at the federal or state level to address concerns on a variety of fronts, including impacts from the COVID-19 pandemic, potential impacts from climate change, fair and equitable access to housing and consumer data privacy and security concerns, could increase our operational expenses or otherwise enhance regulatory supervision and enforcement efforts. Ongoing efforts to enhance cooperation between federal and state regulators could also contribute to increased industry scrutiny.
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
The resources required to protect our information technology and infrastructure, and to comply with the laws and regulations related to data and privacy protection, are subject to uncertainty. Even in circumstances where we are able to successfully protect such technology and infrastructure from attacks, we may incur significant expenses in connection with our responses to such attacks. Government and regulatory scrutiny of the measures taken by companies to protect against cybersecurity attacks has resulted in heightened cybersecurity requirements and additional regulatory oversight. Any of the foregoing may adversely impact our results of operations and financial condition.
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
We have elected to not qualify for hedge accounting treatment under Accounting Standards Codification (ASC) 815, Derivatives and Hedging, or ASC 815, for our current derivative instruments. The economics of our derivative hedging transactions are not affected by this election; however, our earnings (losses) for U.S. generally accepted accounting principles, or U.S. GAAP, purposes may be subject to greater fluctuations from period to period as a result of this accounting treatment for changes in fair value of derivative instruments or for the accounting of the underlying hedged assets or liabilities in our financial statements, as it does not necessarily align with the accounting used for derivative instruments.

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
Recent enhancements have been made to legislation and regulations intended to assist borrowers struggling to continue making their contractual mortgage payments. These requirements may delay, reduce or prevent foreclosures through, among other things, loan modifications and other loss mitigation measures, but they may also result in reduced value of the related mortgage loans, including those underlying our Agency RMBS and MSR. Mortgage servicers may be required or otherwise incentivized by federal or state governments to pursue such actions designed to assist mortgagors, including loan modifications, forbearance plans and other actions intended to prevent foreclosure. While these actions may be beneficial to borrowers, they may not be in the best interests of the beneficial owners of the mortgage loans. As a consequence of the foregoing, our business, financial condition and results of operations may be adversely affected.
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
We contract with third-party mortgage loan servicers to perform the actual day-to-day servicing obligations on the mortgage loans underlying our MSR. We and the mortgage loan servicers operate in a highly regulated industry and are required to comply with various federal, state and local laws and regulations, which includes the obligation to oversee our third-party mortgage servicers to assess their compliance with these laws and regulations. Although the servicing activity is conducted primarily in the name of the mortgage loan servicers, to the extent these servicers fail to comply with applicable laws and regulations, we could be subject to governmental actions such as denial, suspension or revocation of licenses, be fined or otherwise subject to regulatory enforcement action, or incur losses or be subject to lawsuits.
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

In connection with our prior securitization transactions and with the sales of our MSR and other assets from time to time, we may have been or may be required to make representations and warranties to the purchasers of the assets regarding certain characteristics of those assets. If our representations and warranties are inaccurate, we may be obligated to repurchase the assets or indemnify the applicable purchaser, which may result in a loss. Even if we obtain representations and warranties from the parties from whom we acquired the asset, as applicable, they may not correspond with the representations and warranties we make or may otherwise not protect us from losses. Additionally, the loan originator or other parties from whom we acquired the MSR may be insolvent or otherwise unable to honor their respective indemnification or repurchase obligations for breaches of representation and warranties.
Completion of the proposed acquisition of RoundPoint Mortgage Servicing Corporation remains subject to conditions that we cannot control.
Our proposed acquisition of RoundPoint Mortgage Servicing Corporation, or RoundPoint, is subject to various closing conditions, including the receipt of certain regulatory and GSE approvals. There are no assurances that all of the conditions necessary to complete the acquisition of RoundPoint will be satisfied or that the conditions will be satisfied within the anticipated time frame.
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
In addition, we have devoted and expect to continue to devote significant attention and resources prior to closing to prepare for the post-closing operation of the combined company. Following the closing, we will be required to devote significant attention and resources to successfully integrate RoundPoint’s operations into our existing business operations. This integration process may disrupt our business and, if ineffective, would limit the anticipated benefits of the acquisition of RoundPoint.
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
We are required to make servicing advances that can be subject to delays in recovery or may not be recoverable.
During any period in which a borrower is not making payments on a loan underlying our MSR, we may be required under our servicing agreements with the GSEs to advance our own funds to meet some combination of contractual principal and interest remittance requirements, property taxes and insurance premiums, legal expenses and other protective advances. We may also be required under these agreements to advance funds to maintain, repair and market real estate properties. In certain situations, our contractual obligations may require us to make certain advances for which we may not be reimbursed. In addition, in the event a loan underlying our MSR defaults or becomes delinquent, or the mortgagor is allowed to enter into a forbearance, the repayment of advances may be delayed, which may adversely affect our liquidity. Any significant increase in required servicing advances, material delays in our receipt of advance reimbursements or the ineligibility of advances for reimbursement could have an adverse impact on our financial condition and cash flows.

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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
We lease administrative office space in New York and Minnesota. We do not own, lease or utilize any physical properties that would be considered material to our business and operations.

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

Item 4. Mine Safety Disclosures
None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information
Our common stock is listed on the NYSE under the symbol “TWO”. As of February 21, 2023, 96,616,279 shares of common stock were issued and outstanding.
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

Holders
As of February 17, 2023, there were 517 registered holders and approximately 112,512 beneficial owners of our common stock.

Dividends
We have historically paid dividends on our common stock. All dividend distributions are authorized by our board of directors, in its discretion, and will depend on such items as our REIT taxable income, financial condition, maintenance of REIT status, and other factors that the board of directors may deem relevant from time to time. The holders of our common stock share proportionally on a per share basis in all declared dividends on our common stock. Dividends cannot be paid on our common stock unless we have paid full cumulative dividends on all classes of our preferred stock. We have paid full cumulative dividends on all classes of our preferred stock from the respective dates of issuance through December 31, 2022. We intend to continue to pay quarterly dividends on our common stock and to distribute to our common stockholders as dividends 100% of our REIT taxable income, on an annual basis.
We have not established a minimum dividend distribution level for our common stock. See Item 1A, “Risk Factors” and Item 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” of this Annual Report on Form 10-K for information regarding the sources of funds used for dividends and for a discussion of factors, if any, which may adversely affect our ability to pay dividends in 2023 and thereafter.
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

The following table presents certain information about the Equity Incentive Plans as of December 31, 2022:

	December 31, 2022
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column of this table)
Equity compensation plans approved by stockholders (1)	—	$—	4,223,261
Equity compensation plans not approved by stockholders	—	—	—
Total	—	$—	4,223,261
___________________
(1)For a detailed description of the Equity Incentive Plans, see Note 17 - Equity Incentive Plans of the consolidated financial statements included under Item 8 of this Annual Report on Form 10-K.

Performance Graph
The following graph compares a stockholder’s cumulative total return, assuming $100 invested at December 31, 2017, with all reinvestment of dividends, as if such amounts had been invested in: (i) our common stock; (ii) the stocks included in the Standard and Poor’s 500 Stock Index, or S&P 500; and (iii) the stocks included in the Bloomberg REIT Mortgage Index.

COMPARISON OF CUMULATIVE TOTAL RETURN
Among Two Harbors Investment Corp.,
S&P 500 and Bloomberg REIT Mortgage Index

200
175
150
125
100
75
50
25
Index Value
12/31/17
6/30/18
12/31/18
6/30/19
12/31/19
6/30/20
12/31/20
6/30/21
12/31/21
6/30/22
12/31/22
Period Ending
Two Harbors Investment Corp.
S&P 500
Bloomberg REIT Mortgage Index

	December 31,
Index	2022	2021	2020	2019	2018
Two Harbors Investment Corp.	$42.25	$55.09	$55.05	$115.18	$89.52
S&P 500	$156.77	$191.48	$148.81	$125.70	$95.61
Bloomberg REIT Mortgage Index	$83.05	$109.82	$93.38	$120.03	$97.09

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Our preferred share repurchase program allows for the repurchase of up to an aggregate of 5,000,000 shares of the company’s preferred stock, which includes the 8.125% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, 7.625% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock and 7.25% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock. Preferred shares may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to trading plans in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, or by any combination of such methods. The manner, price, number and timing of preferred share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The preferred share repurchase program does not require the purchase of any minimum number of shares, and, subject to SEC rules, purchases may be commenced or suspended at any time without prior notice. The preferred share repurchase program does not have an expiration date.

The following table reflects purchases of our 8.125% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, 7.625% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock and 7.25% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock under the preferred share repurchase program during the three months ended December 31, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans of Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Series A Preferred Stock:
October 1, 2022 through October 31, 2022	413,549	$18.14	413,549	N/A
November 1, 2022 through November 30, 2022	—	—	—	N/A
December 1, 2022 through December 31, 2022	15,000	19.51	15,000	N/A
Total	428,549	$18.18	428,549	N/A
Series B Preferred Stock:
October 1, 2022 through October 31, 2022	756,846	$17.48	756,846	N/A
November 1, 2022 through November 30, 2022	—	—	—	N/A
December 1, 2022 through December 31, 2022	30,000	18.42	30,000	N/A
Total	786,846	$17.52	786,846	N/A
Series C Preferred Stock:
October 1, 2022 through October 31, 2022	1,712,555	$17.09	1,712,555	N/A
November 1, 2022 through November 30, 2022	—	—	—	N/A
December 1, 2022 through December 31, 2022	30,000	18.55	30,000	N/A
Total	1,742,555	$17.12	1,742,555	N/A
____________________
(1)Our preferred share repurchase program allows for the repurchase of up to an aggregate of 5,000,000 shares of the company’s preferred stock, which includes the 8.125% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, 7.625% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock and 7.25% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock. As of December 31, 2022, we had repurchased an aggregate of 2,957,950 preferred shares under the program and had remaining authorization to repurchase up to 2,042,050 of such securities.

Our common share repurchase program allows for the repurchase of up to an aggregate of 9,375,000 shares of the company’s common stock. Common shares may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act or by any combination of such methods. The manner, price, number and timing of common share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The common share repurchase program does not require the purchase of any minimum number of shares, and, subject to SEC rules, purchases may be commenced or suspended at any time without prior notice. The common share repurchase program does not have an expiration date. As of December 31, 2022, we had repurchased 3,043,575 common shares under the program for a total cost of $201.5 million. We did not repurchase common shares during the three months ended December 31, 2022.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes included elsewhere in this Annual Report on Form 10-K. This section of this Form 10-K generally discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. Discussions of 2020 items and year-to-year comparisons between 2021 and 2020 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

For the three months ended December 31, 2022, our net spread realized on the portfolio was lower than recent quarters due primarily to higher cost of financing due to rising interest rates, offset by higher coupon and lower amortization on Agency RMBS due to slower prepayment speeds and the higher yielding MSR making up a larger proportion of the portfolio. The following table provides the average portfolio yield and cost of financing on our assets for the three months ended December 31, 2022, and the four immediately preceding quarters:

	Three Months Ended
	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021
Average portfolio yield (1)	4.92%	4.61%	4.39%	3.90%	3.72%
Average cost of financing (2)	3.95%	2.84%	1.13%	1.01%	0.73%
Net spread	0.97%	1.77%	3.26%	2.89%	2.99%
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
(2)Average cost of financing includes interest expense and amortization of deferred debt issuance costs on borrowings under repurchase agreements (excluding those collateralized by U.S. Treasuries), revolving credit facilities, term notes payable and convertible senior notes and interest spread income/expense and amortization of upfront payments made or received upon entering into interest rate swap agreements. Beginning with the three months ended June 30, 2022, average cost of financing also includes the implied financing benefit/cost portion of dollar roll income on TBAs. TBA dollar roll income is the non-GAAP economic equivalent to holding and financing Agency RMBS using short-term repurchase agreements. Beginning with the three months ended September 30, 2022, average cost of financing also includes U.S. Treasury futures income, which represents the economic equivalent to holding and financing a relevant cheapest-to-deliver U.S. Treasury note or bond using short-term repurchase agreements.

We seek to deploy moderate leverage as part of our investment strategy. We generally finance our Agency RMBS through short- and long-term borrowings structured as repurchase agreements. We also finance our MSR through revolving credit facilities, repurchase agreements, term notes payable and convertible senior notes.
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

Fair Value Measurement
A significant portion of our assets and liabilities are reported at fair value and, therefore, our consolidated balance sheets and statements of comprehensive loss are significantly affected by fluctuations in market prices. At December 31, 2022, approximately 80.1% of our total assets, or $10.8 billion, consisted of financial instruments recorded at fair value. See Note 10 - Fair Value to the consolidated financial statements, included in this Annual Report on Form 10-K, for descriptions of valuation methodologies used to measure material assets and liabilities at fair value and details of the valuation models, key inputs to those models and significant assumptions utilized. Although we execute various hedging strategies to mitigate our exposure to changes in fair value, we cannot fully eliminate our exposure to volatility caused by fluctuations in market prices.
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
Considerable judgment is used in forming conclusions and estimating inputs to our Level 3 fair value measurements. Level 3 inputs such as interest rate movements, prepayments speeds, credit losses and discount rates are inherently difficult to estimate. Changes to these inputs can have a significant effect on fair value measurements. Accordingly, there is no assurance that our estimates of fair value are indicative of the amounts that would be realized on the ultimate sale or exchange of these assets. At December 31, 2022, 23.1% of our total assets were classified as Level 3 fair value assets.

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

Market Conditions and Outlook
Fixed-income volatility remained high throughout the fourth quarter of 2022, and the Federal Reserve, or Fed, continued to raise short-term rates to combat inflation, despite lower than expected inflation readings that provided some evidence that inflation was easing in response to prior rate hikes. During the quarter, the Fed raised the Federal Funds target rate by 150 basis points (75 basis points in each of November and December), in excess of the 116 basis points priced into the market at the beginning of the quarter. By December 31, 2022, the market’s expectation for where short-term rates will be once the Fed finishes hiking rose by 43 basis points, to 4.97% in June 2023. Though the Fed raised rates more than expected and the market’s expectations for forward rates continued to move higher, the deviations were smaller than in the prior quarter, indicating that market expectations were more closely aligned with the Fed. Interest rates on U.S. Treasuries rose slightly in the fourth quarter and the yield curve flattened, with the 2-year U.S. Treasury rate increasing by 15 basis points to 4.43% and the 10-year U.S. Treasury rate increasing by 5 basis points to 3.88%. The Standard and Poor’s 500 Index, or the S&P 500, gained about 7% after losing close to 25% through the first three quarters of the year.
Interest rate volatility and mortgage spreads peaked in October, then declined into quarter end. The better than expected CPI data (first reported on November 10th and then on December 13th) encouraged market participants that the Fed’s actions were working and provided greater confidence that further rate hikes, while expected, were nearing an end. Spreads for mortgages ratcheted tighter in November, displacing July as the best month on record for the excess return of the Bloomberg U.S. MBS Index, and contributing to the seventh best quarterly performance in history. Nominal and option-adjusted spreads for current coupon RMBS had tightened by 30 and 37 basis points, respectively, to 128 and 30 basis points. Thirty-year mortgage rates declined by 28 basis points to finish at 6.42%, though still 330 basis points higher for the year, driving the MBS Refinance Index to its lowest level in two decades.
Funding markets for RMBS and MSR continued to function well. Spreads on repurchase agreement financing for RMBS increased marginally to SOFR plus 11 to 17 basis points with no signs of balance sheet stress.
We continue to believe that inflation will subside and expect volatility to decline in the first quarter of 2023, given the historically aggressive rate hikes by the Fed. Though mortgage spreads tightened over the quarter, they are still near the 90th percentile of long-term averages, and on a levered basis generate attractive long-term returns. Furthermore, should volatility fall, we expect mortgage spreads to tighten, adding to our portfolio’s returns. With regard to MSR, continued slow prepayment rates on our existing portfolio should generate attractive long-term returns. Owing to a supply/demand imbalance driven by lower origination volumes and the decision of several market participants to step back from the MSR market, we intend to opportunistically allocate capital to acquire MSR at attractive prices in the first half of 2023. Taking all this into account, we are optimistic that our paired Agency RMBS and MSR portfolio strategy will deliver strong results.

The following table provides the carrying value of our investment portfolio by product type:

(dollars in thousands)	December 31, 2022		December 31, 2021
Agency RMBS	$7,653,576	71.0%	$7,149,399	76.1%
Mortgage servicing rights	2,984,937	27.7%	2,191,578	23.3%
Agency Derivatives	15,176	0.1%	40,911	0.5%
Non-Agency securities	125,158	1.2%	12,304	0.1%
Total	$10,778,847		$9,394,192

Prepayment speeds and volatility due to interest rates
Our portfolio is subject to market risks, primarily interest rate risk and prepayment risk. We seek to offset a portion of our Agency pool market value exposure through our MSR and interest-only Agency RMBS portfolios. During periods of decreasing interest rates with rising prepayment speeds, the market value of our Agency pools generally increases and the market value of our interest-only securities and MSR generally decreases. The inverse relationship occurs when interest rates rise and prepayments fall. Although 30-year mortgage rates fell modestly during the fourth quarter of 2022, most mortgages continue to have large refinancing disincentive. Reported prepayment speeds continued to decline during the quarter reflecting the drop in activity in the housing market owing to seasonality and a slowing economy. Looking forward, prepayment speeds are expected to slow further in the first quarter of 2023 as seasonal factors plunge to their lowest annual levels. In addition to changes in interest rates, changes in home price performance, key employment metrics and government programs, among other macroeconomic factors, can affect prepayment speeds. We believe our portfolio management approach, including our asset selection process, positions us to respond to a variety of market scenarios. Although we are unable to predict future interest rate movements, our strategy of pairing Agency RMBS with MSR, with a focus on managing various associated risks, including interest rate, prepayment, credit, mortgage spread and financing risk, is intended to generate attractive yields with a low level of sensitivity to changes in the yield curve, prepayments and interest rate cycles.
The following table provides the three-month average constant prepayment rate, or CPR, experienced by our Agency RMBS and MSR during the three months ended December 31, 2022, and the four immediately preceding quarters:

	Three Months Ended
	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021
Agency RMBS	5.9%	9.1%	14.2%	17.3%	27.7%
Mortgage servicing rights	4.6%	6.9%	10.0%	14.2%	22.1%

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

The following tables provide the carrying value of our Agency RMBS portfolio by underlying mortgage loan rate type:

	December 31, 2022
(dollars in thousands)	Principal/ Current Face	Carrying Value	Weighted Average CPR (1)	% Prepayment Protected	Gross Weighted Average Coupon Rate	Amortized Cost	Allowance for Credit Losses	Weighted Average Loan Age (months)
Agency RMBS AFS:
30-Year Fixed
≤ 2.5%	$—	$—	—%	—%	—%	$—	$—	—
3.0%	—	—	—%	—%	—%	—	—	—
3.5%	—	—	—%	—%	—%	—	—	—
4.0%	1,459,733	1,382,120	3.9%	100.0%	4.6%	1,474,169	—	20
4.5%	3,087,310	3,006,356	5.9%	100.0%	5.2%	3,152,567	—	25
5.0%	2,439,709	2,430,470	6.5%	100.0%	5.7%	2,506,339	—	10
≥ 5.5%	411,899	419,956	3.9%	98.8%	6.5%	424,199	—	36
	7,398,651	7,238,902	5.6%	99.9%	5.3%	7,557,274	—	19
Other P&I	382,626	378,558	1.3%	88.5%	5.4%	379,837	—	30
Interest-only	963,865	36,116	8.1%	—%	4.9%	45,882	(6,785)	143
Agency Derivatives	196,457	15,176	8.4%	—%	6.7%	20,696	—	216
Total Agency RMBS	$8,941,599	$7,668,752		98.7%		$8,003,689	$(6,785)

	December 31, 2021
(dollars in thousands)	Principal/ Current Face	Carrying Value	Weighted Average CPR (1)	% Prepayment Protected	Gross Weighted Average Coupon Rate	Amortized Cost	Allowance for Credit Losses	Weighted Average Loan Age (months)
Agency RMBS AFS:
30-Year Fixed
≤ 2.5%	$1,243,928	$1,271,382	5.9%	—%	3.3%	$1,272,323	$—	3
3.0%	1,316,662	1,384,176	9.6%	100.0%	3.7%	1,381,936	—	8
3.5%	739,922	789,499	27.3%	100.0%	4.2%	769,989	—	29
4.0%	1,421,793	1,543,595	26.5%	100.0%	4.6%	1,478,444	—	49
4.5%	1,307,504	1,435,877	27.7%	100.0%	5.0%	1,373,076	—	47
5.0%	231,941	255,059	44.9%	100.0%	5.7%	244,888	—	47
≥ 5.5%	93,544	106,687	15.7%	93.1%	6.4%	99,655	—	172
	6,355,294	6,786,275	20.5%	81.2%	4.3%	6,620,311	—	31
Other P&I	56,069	62,228	53.9%	—%	6.5%	61,739	—	224
Interest-only	3,198,447	300,896	20.2%	—%	3.6%	305,577	(12,851)	47
Agency Derivatives	247,101	40,911	18.6%	—%	6.7%	33,237	—	206
Total Agency RMBS	$9,856,911	$7,190,310		76.6%		$7,020,864	$(12,851)
____________________
(1)Weighted average actual one-month CPR released at the beginning of the following month based on RMBS held as of the preceding month-end.

Our MSR business offers attractive spreads and has many risk reducing characteristics when paired with our Agency RMBS portfolio. The following table summarizes activity related to the unpaid principal balance, or UPB, of loans underlying our MSR portfolio for the three months ended December 31, 2022, and the four immediately preceding quarters:

	Three Months Ended
(in thousands)	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021
UPB at beginning of period	$206,613,560	$227,074,413	$229,415,913	$193,770,566	$194,393,942
Purchases of mortgage servicing rights	2,677,674	4,448,870	5,720,323	45,136,996	13,562,240
Sales of mortgage servicing rights	—	(19,807,427)	—	—	9,065
Scheduled payments	(1,538,046)	(1,564,465)	(1,697,237)	(1,572,871)	(1,441,835)
Prepaid	(2,439,936)	(3,709,416)	(6,026,461)	(8,249,432)	(11,966,741)
Other changes	(436,559)	171,585	(338,125)	330,654	(786,105)
UPB at end of period	$204,876,693	$206,613,560	$227,074,413	$229,415,913	$193,770,566

Counterparty exposure and leverage ratio
We monitor counterparty exposure amongst our broker, banking and lending counterparties on a daily basis. We believe our broker and banking counterparties are well-capitalized organizations, and we attempt to manage our cash balances across these organizations to reduce our exposure to any single counterparty.
As of December 31, 2022, we had entered into repurchase agreements with 39 counterparties, 20 of which had outstanding balances. In addition, we held short- and long-term borrowings under revolving credit facilities, long-term term notes payable and long-term unsecured convertible senior notes. As of December 31, 2022, the debt-to-equity ratio funding our AFS securities, MSR and Agency Derivatives, which includes unsecured borrowings under convertible senior notes, was 4.4:1.0.
As of December 31, 2022, we held $683.5 million in cash and cash equivalents, approximately $344.6 million of unpledged AFS securities and Agency derivatives, which includes $343.0 million of unsettled Agency RMBS purchases, and $7.6 million of unpledged non-Agency securities. As a result, we had an overall estimated unused borrowing capacity on our unpledged securities of approximately $6.1 million. As of December 31, 2022, we held approximately $26.9 million of unpledged MSR and $51.2 million of unpledged servicing advances. Overall, on December 31, 2022, we had $293.8 million unused committed and $402.3 million unused uncommitted borrowing capacity on MSR financing facilities, and $176.2 million in unused committed borrowing capacity on servicing advance financing facilities. Generally, unused borrowing capacity may be the result of our election not to utilize certain financing, as well as delays in the timing in which funding is provided, insufficient collateral or the inability to meet lenders’ eligibility requirements for specific types of asset classes.
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

LIBOR transition
The London Interbank Offered Rate, or LIBOR, has been used extensively in the U.S. and globally as a “benchmark” or “reference rate” for various commercial and financial contracts, including corporate and municipal bonds and loans, floating rate mortgages, asset-backed securities, consumer loans, and interest rate swaps and other derivatives. On March 5, 2021, Intercontinental Exchange Inc. announced that ICE Benchmark Administration Limited, the administrator of LIBOR, intends to stop publication of the majority of USD-LIBOR tenors on June 30, 2023. In the U.S., the Alternative Reference Rates Committee, or ARRC, has identified the Secured Overnight Financing Rate, or SOFR, as its preferred alternative rate for U.S. dollar-based LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. Numerous industry wide and company-specific transitions as it relates to derivatives and cash markets exposed to LIBOR are in process, if not complete. The majority of our material contracts that are or were indexed to USD-LIBOR have been amended to transition to an alternative benchmark, where necessary. As of December 31, 2022, only the Company’s term notes incorporate LIBOR as the referenced rate and mature after the phase-out of LIBOR. However, the related agreements have provisions in place that provide for an alternative to LIBOR upon its phase-out. The Company has no other financing arrangements or derivative instruments that incorporate LIBOR as the referenced rate as of December 31, 2022. Additionally, each series of our fixed-to-floating preferred stock that becomes redeemable at the time the stock begins to pay a LIBOR-based rate has existing LIBOR cessation fallback language.

Summary of Results of Operations and Financial Condition
All per share amounts, common shares outstanding and common equity-based awards for all periods presented have been adjusted on a retroactive basis to reflect the reverse stock split.
Our book value per common share for U.S. GAAP purposes was $17.72 at December 31, 2022, an increase from $16.42 per common share at September 30, 2022, and a decrease from $23.47 per common share at December 31, 2021. The rise in book value for the three months ended December 31, 2022 was primarily the result of mortgage spread tightening, as well as the repurchase of 2,957,950 shares of preferred stock, which contributed approximately $0.26 to book value per common share. The decline in book value for the year ended December 31, 2022 was primarily the result of significant widening in mortgage spreads during the first nine months of the year, as the market reacted unfavorably to higher than expected inflation and aggressively hawkish words and actions from the Fed as it removed accommodation, offset by the positive fourth quarter developments noted above.
Our GAAP net loss attributable to common stockholders was $262.4 million and GAAP net income attributable to common stockholders was $186.8 million ($(3.04) and $2.13 per diluted weighted average share) for the three and twelve months ended December 31, 2022, respectively, as compared to GAAP net loss attributable to common stockholders of $15.0 million and GAAP net income attributable to common stockholders of $128.8 million ($(0.18) and $1.72 per diluted weighted average share) for the three and twelve months ended December 31, 2021, respectively.
With our accounting treatment for AFS securities, unrealized fluctuations in the market values of AFS securities, excluding certain AFS securities for which we have elected the fair value option and securities with an allowance for credit losses, do not impact our GAAP net income (loss) or taxable income but are recognized on our consolidated balance sheets as a change in stockholders’ equity under “accumulated other comprehensive (loss) income.” For the three months ended December 31, 2022, net unrealized gains on AFS securities recognized as other comprehensive income were $106.7 million, which was the result of mortgage spread tightening. For the year ended December 31, 2022, net unrealized losses on AFS securities recognized as other comprehensive loss were $893.6 million, which was driven by significant underperformance of fixed income markets in general and widening mortgage spreads, particularly in the third quarter. Additionally, we reclassify unrealized gains and losses on AFS securities in accumulated other comprehensive (loss) income to net income (loss) upon the recognition of any realized gains and losses on sales as individual securities are sold. For the three and twelve months ended December 31, 2022 we reclassified $316.0 million and $428.5 million in unrealized losses, respectively, on sold AFS securities from accumulated other comprehensive (loss) income to (loss) gain on investment securities on the consolidated statements of comprehensive loss.
In total, we recognized other comprehensive income of $422.7 million for the three months ended December 31, 2022 and other comprehensive loss of $465.1 million for the year ended December 31, 2022. Combined with GAAP net loss attributable to common stockholders of $262.4 million and GAAP net income attributable to common stockholders of $186.8 million for the three and twelve months ended December 31, 2022, respectively, this resulted in comprehensive income attributable to common stockholders of $160.2 million and comprehensive loss attributable to common stockholders of $278.3 million for the three and twelve months ended December 31, 2022, respectively.

The following tables present the components of our comprehensive loss for the three and twelve months ended December 31, 2022 and 2021:

(in thousands, except share data)	Three Months Ended		Year Ended
Income Statement Data:	December 31,		December 31,
	2022	2021	2022	2021
	(unaudited)
Interest income:
Available-for-sale securities	$83,712	$32,729	$272,230	$167,310
Other	15,591	276	23,310	1,287
Total interest income	99,303	33,005	295,540	168,597
Interest expense:
Repurchase agreements	81,975	4,562	167,455	25,774
Revolving credit facilities	21,854	5,050	51,814	22,425
Term notes payable	6,906	3,251	19,514	12,936
Convertible senior notes	4,892	7,295	19,612	28,038
Total interest expense	115,627	20,158	258,395	89,173
Net interest (expense) income	(16,324)	12,847	37,145	79,424
Other (loss) income:
(Loss) gain on investment securities	(347,450)	1,626	(603,937)	121,617
Servicing income	160,926	125,511	603,911	468,406
(Loss) gain on servicing asset	(64,085)	(131,828)	425,376	(114,941)
Gain on interest rate swap and swaption agreements	—	36,989	29,499	42,091
Gain (loss) on other derivative instruments	53,301	(11,565)	9,310	(251,283)
Other income (loss)	112	1,856	(5)	(3,845)
Total other (loss) income	(197,196)	22,589	464,154	262,045
Expenses:
Servicing expenses	25,272	21,582	94,119	86,250
Compensation and benefits	7,411	6,396	40,723	35,041
Other operating expenses	15,540	6,648	42,005	28,759
Total expenses	48,223	34,626	176,847	150,050
(Loss) income before income taxes	(261,743)	810	324,452	191,419
Provision for income taxes	8,480	2,104	104,213	4,192
Net (loss) income	(270,223)	(1,294)	220,239	187,227
Dividends on preferred stock	(12,365)	(13,747)	(53,607)	(58,458)
Gain on repurchase and retirement of preferred stock	20,149	—	20,149	—
Net (loss) income attributable to common stockholders	$(262,439)	$(15,041)	$186,781	$128,769
Basic (loss) earnings per weighted average common share	$(3.04)	$(0.18)	$2.15	$1.72
Diluted (loss) earnings per weighted average common share	$(3.04)	$(0.18)	$2.13	$1.72
Dividends declared per common share	$0.60	$0.68	$2.64	$2.72
Weighted average number of shares of common stock:
Basic	86,391,405	83,775,184	86,179,418	74,443,000
Diluted	86,391,405	83,775,184	96,076,175	74,510,884

(in thousands)	Three Months Ended		Year Ended
Income Statement Data:	December 31,		December 31,
	2022	2021	2022	2021
	(unaudited)
Comprehensive income (loss):
Net (loss) income	$(270,223)	$(1,294)	$220,239	$187,227
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	422,672	(113,553)	(465,057)	(455,255)
Other comprehensive income (loss)	422,672	(113,553)	(465,057)	(455,255)
Comprehensive income (loss)	152,449	(114,847)	(244,818)	(268,028)
Dividends on preferred stock	(12,365)	(13,747)	(53,607)	(58,458)
Gain on repurchase and retirement of preferred stock	20,149	—	20,149	—
Comprehensive income (loss) attributable to common stockholders	$160,233	$(128,594)	$(278,276)	$(326,486)

(in thousands)	December 31, 2022	December 31, 2021
Balance Sheet Data:

Available-for-sale securities	$7,778,734	$7,161,703
Mortgage servicing rights	$2,984,937	$2,191,578
Total assets	$13,466,160	$12,114,305
Repurchase agreements	$8,603,011	$7,656,445
Revolving credit facilities	$1,118,831	$420,761
Term notes payable	$398,011	$396,776
Convertible senior notes	$282,496	$424,827
Total stockholders’ equity	$2,183,525	$2,743,953

Results of Operations
The following analysis focuses on financial results during the three and twelve months ended December 31, 2022 and 2021. The analysis of our financial results during the three and twelve months ended December 31, 2021 and 2020 is omitted from this Form 10-K and included in Part II Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021, which analysis is incorporated by reference.
Interest Income
Interest income increased from $33.0 million and $168.6 million for the three and twelve months ended December 31, 2021, respectively, to $99.3 million and $295.5 million for the same periods in 2022 due to lower amortization recognized on Agency RMBS due to slower prepayments, higher interest on cash balances as a result of the higher interest rate environment and increased use of reverse repurchase agreements. Also contributing to the increase for the three months ended December 31, 2022, as compared to the same period in 2021, was an increase in average AFS securities average amortized cost held due to net purchases. However, for the year ended December 31, 2022, as compared to the same period in 2021, the increase was offset by a decrease in average AFS securities average amortized cost held due to net sales.
Interest Expense
Interest expense increased from $20.2 million and $89.2 million for the three and twelve months ended December 31, 2021, respectively, to $115.6 million and $258.4 million for the same periods in 2022 due primarily to the higher interest rate environment as well as an increase in financing on MSR and Agency RMBS.

Net Interest Income
The following tables present the components of interest income and average net asset yield earned by asset type, the components of interest expense and average cost of funds on borrowings incurred by collateral type, and net interest income and average net interest spread for the three and twelve months ended December 31, 2022 and 2021:

	Three Months Ended December 31, 2022			Year Ended December 31, 2022
(dollars in thousands)	Average Balance (1)	Interest Income/Expense	Net Yield/Cost of Funds	Average Balance (1)	Interest Income/Expense	Net Yield/Cost of Funds
Interest-earning assets:
Available-for-sale securities	$8,118,269	$83,712	4.1%	$7,997,618	$272,230	3.4%
Reverse repurchase agreements	743,925	7,109	3.8%	311,844	8,469	2.7%
Other	—	8,482	—%	—	14,841	—%
Total interest income/net asset yield	$8,862,194	$99,303	4.5%	$8,309,462	$295,540	3.6%
Interest-bearing liabilities:
Borrowings collateralized by:
Available-for-sale securities	$7,664,204	$68,627	3.6%	$7,804,563	$138,138	1.8%
Agency Derivatives (2)	14,618	155	4.2%	24,553	438	1.8%
Mortgage servicing rights and advances (3)	1,917,069	36,938	7.7%	1,620,847	95,192	5.9%
U.S. Treasuries (4)	493,872	5,015	4.1%	123,468	5,015	4.1%
Unsecured borrowings:
Convertible senior notes	282,363	4,892	6.9%	287,399	19,612	6.8%
Total interest expense/cost of funds	$10,372,126	$115,627	4.5%	$9,860,830	$258,395	2.6%
Net interest (expense) income/spread		$(16,324)	—%		$37,145	1.0%

	Three Months Ended December 31, 2021			Year Ended December 31, 2021
(dollars in thousands)	Average Balance (1)	Interest Income/Expense	Net Yield/Cost of Funds	Average Balance (1)	Interest Income/Expense	Net Yield/Cost of Funds
Interest-earning assets
Available-for-sale securities	$6,067,568	$32,729	2.2%	$8,450,440	$167,310	2.0%
Reverse repurchase agreements	111,209	1	—%	89,011	7	—%
Other	—	275	—%	—	1,280	—%
Total interest income/net asset yield	$6,178,777	$33,005	2.1%	$8,539,451	$168,597	2.0%
Interest-bearing liabilities
Borrowings collateralized by:
Available-for-sale securities	$6,503,608	$2,911	0.2%	$9,098,301	$20,794	0.2%
Agency Derivatives (2)	38,045	69	0.7%	43,910	349	0.8%
Mortgage servicing rights and advances (3)	942,357	9,883	4.2%	931,565	39,992	4.3%
Unsecured borrowings:
Convertible senior notes	424,641	7,295	6.9%	412,107	28,038	6.8%
Total interest expense/cost of funds	$7,908,651	$20,158	1.0%	$10,485,883	$89,173	0.9%
Net interest income/spread		$12,847	1.1%		$79,424	1.1%
____________________
(1)Average asset balance represents average amortized cost on AFS securities and average unpaid principal balance on other assets.
(2)Yields on Agency Derivatives not shown as interest income is included in gain (loss) on other derivative instruments in the consolidated statements of comprehensive loss.
(3)Yields on mortgage servicing rights and advances not shown as these assets do not earn interest.
(4)U.S. Treasury securities effectively borrowed under reverse repurchase agreements.

The increase in yields on AFS securities for the three and twelve months ended December 31, 2022, as compared to the same periods in 2021 was primarily driven by lower amortization as a result of slower prepayment speeds. The increase in cost of funds associated with the financing of AFS securities for the three and twelve months ended December 31, 2022, as compared to the same periods in 2021, was due to rising interest rates.

The increase in yields on reverse repurchase agreements for the three and twelve months ended December 31, 2022, as compared to the same periods in 2021, was the result of rising interest rates. However, these yields were offset by the cost of financing the associated repurchase agreements collateralized by U.S. Treasury securities during the three and twelve months ended December 31, 2022. We did not hold any repurchase agreements collateralized by U.S. Treasury securities during the three and twelve months ended December 31, 2021.
The increase in cost of funds associated with the financing of Agency Derivatives for the three and twelve months ended December 31, 2022, as compared to the same periods in 2021, was the result of rising interest rates.
The increase in cost of funds associated with the financing of MSR assets and related servicing advance obligations for the three and twelve months ended December 31, 2022, as compared to the same periods in 2021, was due to rising interest rates and an increase in the use of revolving credit facility and repurchase agreement financing which on average carry higher floating rate spreads than term notes. We have one revolving credit facility in place to finance our servicing advance obligations, which are included in other assets on our consolidated balance sheets.
The cost of funds associated with our convertible senior notes for the three and twelve months ended December 31, 2022, as compared to the same periods in 2021, was consistent.
The following tables present the components of the yield earned on our AFS securities portfolio as a percentage of our average amortized cost of securities for the three and twelve months ended December 31, 2022 and 2021:

	Three Months Ended		Year Ended
	December 31,		December 31,
(in thousands)	2022	2021	2022	2021
Gross yield/stated coupon	4.6%	4.9%	4.4%	4.7%
Net (premium amortization) discount accretion	(0.5)%	(2.7)%	(1.0)%	(2.7)%
Net yield	4.1%	2.2%	3.4%	2.0%

(Loss) Gain On Investment Securities
The following table presents the components of (loss) gain on investment securities for the three and twelve months ended December 31, 2022 and 2021:

	Three Months Ended		Year Ended
	December 31,		December 31,
(in thousands)	2022	2021	2022	2021
Proceeds from sales	$2,770,811	$1,171,299	$7,793,705	$6,274,193
Amortized cost of securities sold	(3,113,102)	(1,139,241)	(8,359,967)	(6,137,824)
Total realized (losses) gains on sales	(342,291)	32,058	(566,262)	136,369
Reversal of (provision for) credit losses	318	(3,347)	(2,730)	(9,763)
Other	(5,477)	(27,085)	(34,945)	(4,989)
(Loss) gain on investment securities	$(347,450)	$1,626	$(603,937)	$121,617

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

Servicing Income
The following table presents the components of servicing income for the three and twelve months ended December 31, 2022 and 2021:

	Three Months Ended		Year Ended
	December 31,		December 31,
(in thousands)	2022	2021	2022	2021
Servicing fee income	$137,949	$123,912	$564,923	$461,381
Ancillary and other fee income	418	548	1,932	2,436
Float income	22,559	1,051	37,056	4,589
Total	$160,926	$125,511	$603,911	$468,406

The increase in servicing income for the three and twelve months ended December 31, 2022, as compared to the same periods in 2021, was due to a higher portfolio balance, lower compensating interest as a result of lower prepayment rates and higher float income as a result of the higher interest rate environment.
(Loss) Gain On Servicing Asset
The following table presents the components of gain (loss) on servicing asset for the three and twelve months ended December 31, 2022 and 2021:

	Three Months Ended		Year Ended
	December 31,		December 31,
(in thousands)	2022	2021	2022	2021
Changes in fair value due to changes in valuation inputs or assumptions used in the valuation model	$(6,441)	$21,189	$793,631	$562,843
Changes in fair value due to realization of cash flows (runoff)	(60,908)	(152,450)	(371,023)	(666,160)
Gains (losses) on sales	3,264	(567)	2,768	(11,624)
(Loss) gain on servicing asset	$(64,085)	$(131,828)	$425,376	$(114,941)

The decrease in loss on servicing asset for the three months ended December 31, 2022, as compared to the same period in 2021, was driven by lower portfolio runoff and gains on sales of MSR, offset by unfavorable change in valuation assumptions used in the fair valuation of MSR. The increase in gain (decrease in loss) on servicing asset for the year ended December 31, 2022, as compared to the same period in 2021, was driven by higher favorable change in valuation assumptions used in the fair valuation of MSR, lower portfolio runoff and gains on sales of MSR.
Gain On Interest Rate Swap And Swaption Agreements
The following table summarizes the net interest spread and gains and losses associated with our interest rate swap and swaption positions recognized during the three and twelve months ended December 31, 2022 and 2021:

	Three Months Ended		Year Ended
	December 31,		December 31,
(in thousands)	2022	2021	2022	2021
Net interest spread	$—	$5,772	$(4,830)	$14,262
Early termination, agreement maturation and option expiration (losses) gains	—	(5,143)	43,197	2,369
Change in unrealized gain (loss) on interest rate swap and swaption agreements, at fair value	—	36,360	(8,868)	25,460
Gain on interest rate swap and swaption agreements	$—	$36,989	$29,499	$42,091

Net interest spread recognized for the accrual and/or settlement of the net interest expense associated with our interest rate swaps results from receiving either a floating interest rate (OIS or SOFR) or a fixed interest rate and paying either a fixed interest rate or a floating interest rate (OIS or SOFR) on positions held to economically hedge/mitigate portfolio interest rate exposure (or duration) risk. We may elect to terminate certain swaps and swaptions to align with our investment portfolio, agreements may mature or options may expire resulting in full settlement of our net interest spread asset/liability and the recognition of realized gains and losses, including early termination penalties. The change in fair value of interest rate swaps and swaptions during the three and twelve months ended December 31, 2022 and 2021 was a result of changes to floating interest rates (OIS or SOFR), the swap curve and corresponding counterparty borrowing rates. Since swaps and swaptions are used for purposes of hedging our interest rate exposure, their unrealized valuation gains and losses (excluding the reversal of unrealized gains and losses to realized gains and losses upon termination, maturation or option expiration) are generally offset by unrealized losses and gains in our Agency RMBS AFS portfolio, which are recorded either directly to stockholders’ equity through other comprehensive loss or to (loss) gain on investment securities, in the case of certain AFS securities for which we have elected the fair value option.
Gain (Loss) On Other Derivative Instruments
The following table provides a summary of the total net gains (losses) recognized on other derivative instruments we hold for purposes of both hedging and non-hedging activities, principally TBAs, futures, options on futures, and inverse interest-only securities during the three and twelve months ended December 31, 2022 and 2021:

	Three Months Ended		Year Ended
(in thousands)	December 31,		December 31,
	2022	2021	2022	2021
TBAs	$48,233	$(20,225)	$(487,713)	$(193,479)
Futures	5,016	14,638	514,467	(49,213)
Options on TBAs	—	(5,683)	—	(5,683)
Options on futures	—	—	(2,224)	—
Inverse interest-only securities	52	(295)	(15,220)	(2,908)
Gain (loss) on other derivative instruments	$53,301	$(11,565)	$9,310	$(251,283)

All derivative instruments shown above are considered trading instruments. As a result, our financial results include both realized and unrealized gains (losses) associated with these instruments. The increase in gain (decrease in loss) on other derivative instruments for the three months ended December 31, 2022, as compared to the same period in 2021, was driven by net realized and unrealized gains recognized on TBAs. The increase in gain (decrease in loss) on other derivative instruments for the year ended December 31, 2022, as compared to the same period in 2021, was driven by net realized and unrealized gains recognized on futures, offset by net realized and unrealized losses recognized on TBAs. For further details regarding our use of derivative instruments and related activity, refer to Note 7 - Derivative Instruments and Hedging Activities to the consolidated financial statements, included in this Annual Report on Form 10-K.

Expenses
The following table presents the components of expenses for the three and twelve months ended December 31, 2022 and 2021:

	Three Months Ended		Year Ended
	December 31,		December 31,
(dollars in thousands)	2022	2021	2022	2021
Servicing expenses	$25,272	$21,582	$94,119	$86,250
Operating expenses:
Compensation and benefits:
Non-cash equity compensation expenses	$1,653	$2,525	$11,630	$11,485
All other compensation and benefits	5,758	3,871	29,093	23,556
Total compensation and benefits	$7,411	$6,396	$40,723	$35,041
Other operating expenses:
Nonrecurring expenses	$10,836	$665	$18,982	$5,220
All other operating expenses	4,704	5,983	23,023	23,539
Total other operating expenses	$15,540	$6,648	$42,005	$28,759
Annualized operating expense ratio	4.2%	1.9%	3.3%	2.3%
Annualized operating expense ratio, excluding non-cash equity compensation and other nonrecurring expenses	1.9%	1.4%	2.1%	1.7%

We incur servicing expenses generally related to the subservicing of MSR. The increase in servicing expenses during the three and twelve months ended December 31, 2022, as compared to the same periods in 2021, was a result of an increase in portfolio size and subservicing fees.
The increase in total operating expenses during the three and twelve months ended December 31, 2022, as compared to the same period in 2021, was driven by higher compensation and benefits and nonrecurring expenses, offset by lower other operating expenses.
Income Taxes
During the three and twelve months ended December 31, 2022, our TRSs recognized a provision for income taxes of $8.5 million and $104.2 million, respectively. The provision recognized for the three months ended December 31, 2022 was primarily due to income from MSR servicing activities and net gains recognized on derivative instruments offset by net losses recognized on MSR and operating expenses. The provision recognized for the year ended December 31, 2022 was primarily due to income from MSR servicing activities and net gains recognized on MSR offset by net losses recognized on derivative instruments and operating expenses. During the three and twelve months ended December 31, 2021, our TRSs recognized a provision for income taxes of $2.1 million and $4.2 million, respectively, which was primarily due to income from MSR servicing activities and gains recognized on MSR, offset by net losses recognized on derivative instruments held and operating expenses.

Financial Condition
Available-for-Sale Securities, at Fair Value
The majority of our AFS investment securities portfolio is comprised of fixed rate Agency mortgage-backed securities backed by single-family and multi-family mortgage loans. We also hold $125.2 million in tranches of mortgage-backed and asset-backed P&I and interest-only non-Agency securities. All of our P&I Agency RMBS AFS are Fannie Mae or Freddie Mac mortgage pass-through certificates or collateralized mortgage obligations, or Ginnie Mae mortgage pass-through certificates, which are backed by the guarantee of the U.S. government. The majority of these securities consist of whole pools in which we own all of the investment interests in the securities.

The tables below summarizes certain characteristics of our Agency RMBS AFS at December 31, 2022 and December 31, 2021:

	December 31, 2022
(dollars in thousands, except purchase price)	Principal/ Current Face	Net (Discount) Premium	Amortized Cost	Allowance for Credit Losses	Unrealized Gain	Unrealized Loss	Carrying Value	Weighted Average Coupon Rate	Weighted Average Purchase Price
P&I securities	$7,781,277	$155,833	$7,937,110	$—	$6,310	$(325,960)	$7,617,460	4.64%	$102.26
Interest-only securities	963,866	45,882	45,882	(6,785)	1,890	(4,871)	36,116	1.98%	$19.55
Total	$8,745,143	$201,715	$7,982,992	$(6,785)	$8,200	$(330,831)	$7,653,576

	December 31, 2021
(dollars in thousands, except purchase price)	Principal/ Current Face	Net (Discount) Premium	Amortized Cost	Allowance for Credit Losses	Unrealized Gain	Unrealized Loss	Carrying Value	Weighted Average Coupon Rate	Weighted Average Purchase Price
P&I securities	$6,411,363	$270,687	$6,682,050	$—	$171,308	$(4,855)	$6,848,503	3.65%	$104.66
Interest-only securities	3,198,447	305,577	305,577	(12,851)	20,699	(12,529)	300,896	2.93%	$14.09
Total	$9,609,810	$576,264	$6,987,627	$(12,851)	$192,007	$(17,384)	$7,149,399

Mortgage Servicing Rights, at Fair Value
One of our wholly owned subsidiaries has approvals from Fannie Mae and Freddie Mac to own and manage MSR, which represent the right to control the servicing of mortgage loans. We do not directly service mortgage loans, and instead contract with appropriately licensed subservicers to handle substantially all servicing functions in the name of the subservicer for the loans underlying our MSR. As of December 31, 2022 and December 31, 2021, our MSR had a fair market value of $3.0 billion and $2.2 billion, respectively.
As of December 31, 2022 and December 31, 2021, our MSR portfolio included MSR on 809,025 and 796,205 loans with an unpaid principal balance of approximately $204.9 billion and $193.8 billion, respectively. The following tables summarize certain characteristics of the loans underlying our MSR by gross weighted average coupon rate types and ranges at December 31, 2022 and December 31, 2021:

	December 31, 2022
(dollars in thousands)	Number of Loans	Unpaid Principal Balance	Weighted Average Gross Coupon Rate	Weighted Average Current Loan Size	Weighted Average Loan Age (months)	Weighted Average Original FICO	Weighted Average Original LTV	60+ Day Delinquencies	3-Month CPR	Net Servicing Fee (bps)
30-Year Fixed:
≤ 3.25%	299,221	$96,929,358	2.8%	$382	23	768	71.0%	0.4%	3.3%	25.8
> 3.25 - 3.75%	140,499	36,531,127	3.4%	327	38	754	74.2%	0.8%	5.0%	26.3
> 3.75 - 4.25%	108,214	22,603,005	3.9%	272	61	751	75.7%	1.3%	6.3%	27.3
> 4.25 - 4.75%	60,343	10,752,661	4.4%	249	63	736	77.4%	2.4%	7.8%	26.4
> 4.75 - 5.25%	31,694	5,735,770	4.9%	285	44	732	78.5%	2.9%	7.0%	28.2
> 5.25%	31,046	7,270,132	5.9%	343	15	736	80.8%	1.4%	6.4%	33.5
	671,017	179,822,053	3.4%	344	34	758	73.3%	0.8%	4.5%	26.5
15-Year Fixed:
≤ 2.25%	23,157	6,521,890	2.0%	330	20	777	59.1%	0.1%	3.0%	25.2
> 2.25 - 2.75%	38,830	8,781,681	2.4%	277	24	772	58.9%	0.2%	4.2%	25.9
> 2.75 - 3.25%	36,300	5,297,231	2.9%	202	53	766	61.5%	0.3%	6.6%	26.2
> 3.25 - 3.75%	21,402	2,307,332	3.4%	159	65	757	63.8%	0.6%	8.3%	26.9
> 3.75 - 4.25%	10,044	909,909	3.9%	146	61	742	65.1%	0.8%	9.0%	28.6
> 4.25%	5,648	575,114	4.7%	193	34	734	65.7%	1.3%	10.0%	33.5
	135,381	24,393,157	2.6%	257	35	769	60.4%	0.3%	5.1%	26.2
Total ARMs	2,627	661,483	3.6%	330	56	761	67.7%	1.0%	13.6%	25.5
Total	809,025	$204,876,693	3.3%	$334	34	760	71.7%	0.8%	4.6%	26.5

	December 31, 2021
(dollars in thousands)	Number of Loans	Unpaid Principal Balance	Weighted Average Gross Coupon Rate	Weighted Average Current Loan Size	Weighted Average Loan Age (months)	Weighted Average Original FICO	Weighted Average Original LTV	60+ Day Delinquencies	3-Month CPR	Net Servicing Fee (bps)
30-Year Fixed:
≤ 3.25%	215,128	$72,197,662	2.8%	$395	11	767	70.7%	0.3%	10.7%	25.7
> 3.25 - 3.75%	167,615	43,576,971	3.4%	321	28	755	74.2%	0.8%	24.0%	26.3
> 3.75 - 4.25%	125,831	26,250,276	3.9%	263	54	753	75.7%	2.3%	34.0%	27..4
> 4.25 - 4.75%	79,107	14,291,435	4.4%	239	58	797	77.5%	4.4%	36.4%	26.3
> 4.75 - 5.25%	38,902	6,318,470	4.9%	230	52	722	78.9%	6.4%	37.4%	27.3
> 5.25%	15,796	2,176,065	5.5%	211	51	705	79.2%	9.2%	37.6%	30.5
	642,379	164,810,879	3.4%	332	29	756	73.4%	1.5%	22.7%	26.3
15-Year Fixed:
≤ 2.25%	16,525	5,397,141	2.0%	371	9	778	57.1%	0.1%	8.3%	25.2
> 2.25 - 2.75%	41,168	9,901,133	2.4%	294	13	774	58.0%	0.2%	14.2%	25.6
> 2.75 - 3.25%	46,236	7,568,257	2.9%	220	40	768	61.3%	0.4%	21.6%	26.1
> 3.25 - 3.75%	28,010	3,485,491	3.4%	172	55	758	64.3%	1.1%	26.6%	27.4
> 3.75 - 4.25%	12,685	1,302,862	3.9%	152	55	742	65.3%	2.1%	28.5%	28.8
> 4.25%	5,965	513,255	4.5%	130	47	727	66.1%	2.6%	29.4%	31.2
	150,589	28,168,139	2.7%	264	27	769	60.0%	0.5%	18.1%	26.1
Total ARMs	3,237	791,548	3.0%	315	54	762	68.0%	2.9%	29.5%	25.2
Total	796,205	$193,770,566	3.3%	$322	28	758	71.5%	1.3%	22.1%	26.3

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
Some of our financing arrangements incorporate LIBOR as the referenced rate; however all arrangements either mature prior to the phase out of LIBOR or have provisions in place that provide for an alternative to LIBOR upon its phase-out. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Market Conditions and Outlook - LIBOR transition” in this Annual Report on Form 10-K for further discussion.
At December 31, 2022 and December 31, 2021, borrowings under repurchase agreements, revolving credit facilities, term notes payable and convertible senior notes had the following characteristics:

(dollars in thousands)	December 31, 2022			December 31, 2021
Borrowing Type	Amount Outstanding	Weighted Average Borrowing Rate	Weighted Average Years to Maturity	Amount Outstanding	Weighted Average Borrowing Rate	Weighted Average Years to Maturity
Repurchase agreements	$8,603,011	3.95%	0.2	$7,656,445	0.24%	0.2
Revolving credit facilities	1,118,831	7.68%	1.1	420,761	3.46%	1.2
Term notes payable	398,011	7.19%	1.5	396,776	2.90%	2.5
Convertible senior notes (1)	282,496	6.25%	3.0	424,827	6.25%	2.7
Total	$10,402,349	4.54%	1.7	$8,898,809	0.80%	0.5

(dollars in thousands)	December 31, 2022			December 31, 2021
Collateral Type	Amount Outstanding	Weighted Average Borrowing Rate	Weighted Average Haircut on Collateral Value	Amount Outstanding	Weighted Average Borrowing Rate	Weighted Average Haircut on Collateral Value
Agency RMBS	$7,321,834	3.70%	3.9%	$7,495,230	0.17%	4.2%
Non-Agency securities	70,809	5.73%	40.0%	171	1.24%	43.9%
Agency Derivatives	13,073	4.83%	18.9%	36,044	0.74%	17.8%
Mortgage servicing rights	1,801,992	7.61%	30.6%	923,337	3.30%	27.9%
Mortgage servicing advances	23,850	7.75%	12.9%	19,200	3.23%	13.8%
U.S. Treasuries (2)	888,295	4.49%	—%	—	—%	—%
Other (1)	282,496	6.25%	N/A	424,827	6.25%	N/A
Total	$10,402,349	4.54%	8.4%	$8,898,809	0.80%	6.6%
____________________
(1)Includes unsecured convertible senior notes due 2026 paying interest semiannually at a rate of 6.25% per annum on the aggregate principal amount of $287.5 million.
(2)U.S. Treasury securities effectively borrowed under reverse repurchase agreements.

As of December 31, 2022, the debt-to-equity ratio funding our AFS securities, MSR, servicing advances and Agency Derivatives, which includes unsecured borrowings under convertible senior notes, was 4.4:1.0. As previously discussed, our Agency RMBS, given their liquidity and high credit quality, are eligible for higher levels of leverage, while MSR, with less liquidity and/or more exposure to prepayment risk, utilize lower levels of leverage. Generally, our debt-to-equity ratio is directly correlated to the composition of our portfolio; typically, the higher the percentage of Agency RMBS we hold, the higher our debt-to-equity ratio will be. However, in addition to portfolio mix, our debt-to-equity ratio is a function of many other factors, including the liquidity of our portfolio, the availability and price of our financing, the diversification of our counterparties and their available capacity to finance our assets, and anticipated regulatory developments. We may alter the percentage allocation of our portfolio among our target assets depending on the relative value of the assets that are available to purchase from time to time, including at times when we are deploying proceeds from offerings we conduct. We believe the current degree of leverage within our portfolio helps ensure that we have access to unused borrowing capacity, thus supporting our liquidity and the strength of our balance sheet.

The following table provides a summary of our borrowings under repurchase agreements (excluding those collateralized by U.S. Treasuries), revolving credit facilities, term notes payable and convertible senior notes and our debt-to-equity ratios for the three months ended December 31, 2022, and the four immediately preceding quarters:

(dollars in thousands)
For the Three Months Ended	Quarterly Average	End of Period Balance	Maximum Balance of Any Month-End	End of Period Total Borrowings to Equity Ratio	End of Period Net Long (Short) TBA Cost Basis	End of Period Net Payable (Receivable) for Unsettled RMBS	End of Period Economic Debt-to-Equity Ratio (1)
December 31, 2022	$9,878,254	$9,514,054	$10,672,731	4.4:1.0	$3,923,298	$342,964	6.3:1.0
September 30, 2022	$10,973,416	$11,844,972	$11,844,972	5.5:1.0	$4,153,582	$34,576	7.5:1.0
June 30, 2022	$8,949,630	$9,463,102	$9,463,102	3.8:1.0	$6,409,396	$1,240,666	6.9:1.0
March 31, 2022	$9,139,305	$9,121,894	$9,366,946	3.5:1.0	$4,737,226	$(234,971)	5.2:1.0
December 31, 2021	$7,908,651	$8,898,809	$8,898,809	3.2:1.0	$4,238,881	$—	4.8:1.0
____________________
(1)Defined as total borrowings under repurchase agreements (excluding those collateralized by U.S. Treasuries), revolving credit facilities, term notes payable and convertible senior notes, plus implied debt on net TBA cost basis and net payable (receivable) for unsettled RMBS, divided by total equity. Effective as of December 31, 2022, net payable (receivable) on unsettled RMBS is now included in the calculation for economic debt-to-equity. Prior period data have been updated to conform to the current period calculation.

Equity
The following table provides details of our changes in stockholders’ equity from December 31, 2021 to December 31, 2022. All per share amounts, common shares outstanding and common equity-based awards for all periods presented have been adjusted on a retroactive basis to reflect the reverse stock split.

(in millions, except per share amounts)	Book Value	Common Shares Outstanding	Common Book Value Per Share
Common stockholders’ equity at December 31, 2021	$2,017.7	86.0	$23.47
Net income	220.2
Other comprehensive loss	(465.0)
Comprehensive loss	(244.8)
Dividends on preferred stock	(53.6)
Gain on repurchase and retirement of preferred stock	20.1
Comprehensive loss attributable to common stockholders	(278.3)
Dividend declarations	(228.9)
Other	11.7	0.1
Balance before capital transactions	1,522.2	86.1
Repurchase and retirement of preferred stock	2.4
Issuance of common stock, net of offering costs	6.6	0.3
Common stockholders’ equity at December 31, 2022	$1,531.2	86.4	$17.72
Total preferred stock liquidation preference	652.3
Total stockholders’ equity at December 31, 2022	$2,183.5

U.S. GAAP to Estimated Taxable Income
The following tables provide reconciliations of our GAAP net income (loss) to our estimated taxable income (loss) split between our REIT and TRSs for the years ended December 31, 2022 and 2021:

	Year Ended December 31, 2022
(in millions)	TRS	REIT	Consolidated
GAAP net income (loss), pre-tax	$445.5	$(121.0)	$324.5
State taxes	(13.4)	0.1	(13.3)
Adjusted GAAP net income (loss), pre-tax	432.1	(120.9)	311.2
Permanent differences
State deferred tax expense	14.3	—	14.3
Other permanent differences	0.9	(1.3)	(0.4)
Temporary differences
Net accretion of OID and market discount	(61.7)	2.8	(58.9)
Net unrealized gains and losses	(416.8)	(206.7)	(623.5)
Net realized gains and losses on sales of RMBS	—	18.9	18.9
Net realized gains and losses on sales of MSR	15.9	(124.0)	(108.1)
Credit loss impairment	—	2.7	2.7
Other temporary differences	(0.5)	24.9	24.4
Capital loss carryforward deferral	—	1,029.3	1,029.3
Net operating loss carryforward utilization	—	(336.6)	(336.6)
Estimated taxable (loss) income	(15.8)	289.1	273.3
Dividend paid deduction	—	(289.1)	(289.1)
Estimated taxable loss post-dividend deduction	$(15.8)	$—	$(15.8)

	Year Ended December 31, 2021
(in millions)	TRS	REIT	Consolidated
GAAP net income (loss), pre-tax	$60.1	$131.3	$191.4
State taxes	10.6	—	10.6
Adjusted GAAP net income (loss), pre-tax	70.7	131.3	202.0
Permanent differences
State deferred tax benefit	(9.0)	—	(9.0)
Other permanent differences	—	0.1	0.1
Temporary differences
Net accretion of OID and market discount	(53.7)	(59.4)	(113.1)
Net unrealized gains and losses	(137.3)	(31.6)	(168.9)
Net realized gains and losses on sales of RMBS	—	(4.9)	(4.9)
Credit loss impairment	—	9.8	9.8
Other temporary differences	5.8	2.0	7.8
Capital loss carryforward deferral	—	16.6	16.6
Estimated taxable (loss) income	(123.5)	63.9	(59.6)
Dividend paid deduction	—	(63.9)	(63.9)
Estimated taxable (loss) post-dividend deduction	$(123.5)	$—	$(123.5)

The permanent tax differences recorded in 2022 and 2021 included a difference related to officer’s compensation deduction limitations, compensation expense related to restricted stock dividends and vesting, and state deferred taxes. The temporary tax differences recorded in 2022 and 2021 were principally timing differences between U.S. GAAP and tax accounting related to unrealized gains and losses from derivative instruments, realized and unrealized gains and losses from MSR and RMBS, accretion and amortization from RMBS, changes in reserves related to servicing advances and allowance for credit losses on certain RMBS, and deferral of net capital losses. There was also a temporary tax difference recorded in 2022 related to the utilization of net operating losses.
Change in Accumulated Other Comprehensive (Loss) Income
With our accounting treatment for AFS securities, unrealized fluctuations in the market values of AFS securities, excluding certain AFS securities for which we have elected the fair value option, do not impact our GAAP net (loss) income or taxable income but are recognized on our consolidated balance sheets as a change in stockholders’ equity under “accumulated other comprehensive (loss) income.” As a result of this fair value accounting through stockholders’ equity, we expect our net income to have less significant fluctuations and result in less U.S. GAAP to taxable income timing differences, than if the portfolio were accounted for as trading instruments.
Dividends
For the year ended December 31, 2022, we declared cash dividends totaling $2.64 per common share. As a REIT, we are required to distribute at least 90% of our taxable income to stockholders, subject to certain distribution requirements. For the year ended December 31, 2022, our board of directors elected to distribute all of our REIT taxable income for the year. Temporary differences between GAAP net income (loss) and taxable income can generate deterioration in book value on a permanent and temporary basis as taxable income is distributed that has not been earned for U.S. GAAP purposes.

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
As of December 31, 2022, we held $683.5 million in cash and cash equivalents available to support our operations; $10.8 billion of AFS securities, MSR, and derivative assets held at fair value; and $10.4 billion of outstanding debt in the form of repurchase agreements, borrowings under revolving credit facilities, term notes payable and convertible senior notes. During the three months ended December 31, 2022, the debt-to-equity ratio funding our AFS securities, MSR and Agency Derivatives, which includes unsecured borrowings under convertible senior notes, decreased from 5.5:1.0 to 4.4:1.0 due to decreased financing on Agency RMBS and MSR. During the year ended December 31, 2022, the debt-to-equity ratio funding our AFS securities, MSR and Agency Derivatives, which includes unsecured borrowings under convertible senior notes, increased from 3.2:1.0 to 4.4:1.0 due to increased financing on Agency RMBS and MSR as well as a decrease in equity. During the three and twelve months ended December 31, 2022, our economic debt-to-equity ratio funding our AFS securities, MSR and Agency Derivatives, which includes unsecured borrowings under convertible senior notes, implied debt on net TBA cost basis and net payable (receivable) for unsettled RMBS, decreased from 7.5:1.0 to 6.3:1.0 and increased from 4.8:1.0 to 6.3:1.0, respectively.
As of December 31, 2022, we held approximately $344.6 million of unpledged AFS securities and Agency derivatives, which includes $343.0 million of unsettled Agency RMBS purchases, and $7.6 million of unpledged non-Agency securities. As a result, we had an overall estimated unused borrowing capacity on unpledged securities of approximately $6.1 million. As of December 31, 2022, we held approximately $26.9 million of unpledged MSR and $51.2 million of unpledged servicing advances. Overall, on December 31, 2022, we had $293.8 million unused committed and $402.3 million unused uncommitted borrowing capacity on MSR financing facilities, and $176.2 million in unused committed borrowing capacity on servicing advance financing facilities. Generally, unused borrowing capacity may be the result of our election not to utilize certain financing, as well as delays in the timing in which funding is provided, insufficient collateral or the inability to meet lenders’ eligibility requirements for specific types of asset classes. On a daily basis, we monitor and forecast our available, or excess, liquidity. Additionally, we frequently perform shock analyses against various market events to monitor the adequacy of our excess liquidity.

During the year ended December 31, 2022, we did not experience any material issues accessing our funding sources. We expect ongoing sources of financing to be primarily repurchase agreements, revolving credit facilities, term notes payable, convertible notes and similar financing arrangements. We plan to finance our assets with a moderate amount of leverage, the level of which may vary based upon the particular characteristics of our portfolio and market conditions.
As of December 31, 2022, we had master repurchase agreements in place with 39 counterparties (lenders), the majority of which are U.S. domiciled financial institutions, and we continue to evaluate additional counterparties to manage and optimize counterparty risk. Under our repurchase agreements, we are required to pledge additional assets as collateral to our lenders when the estimated fair value of the existing pledged collateral under such agreements declines and such lenders, through a margin call, demand additional collateral. Lenders generally make margin calls because of a perceived decline in the value of our assets collateralizing the repurchase agreements. This may occur following the monthly principal reduction of assets due to scheduled amortization and prepayments on the underlying mortgages, or may be caused by changes in market interest rates, a perceived decline in the market value of the investments and other market factors. To cover a margin call, we may pledge additional assets or cash. At maturity, any cash on deposit as collateral is generally applied against the repurchase agreement balance, thereby reducing the amount borrowed. Should the value of our assets suddenly decrease, significant margin calls on our repurchase agreements could result, causing an adverse change in our liquidity position.
In addition to our master repurchase agreements to fund our Agency and non-Agency securities, we have one repurchase facility and three revolving credit facilities that provide short- and long-term financing for our MSR portfolio. We also have one revolving credit facility that provides long-term financing for our servicing advances. An overview of the facilities is presented in the table below:

(dollars in thousands)
December 31, 2022
Expiration Date (1)	Amount Outstanding	Unused Committed Capacity (2)	Unused Uncommitted Capacity	Total Capacity	Eligible Collateral
April 4, 2024	$638,731	$—	$61,269	$700,000	Mortgage servicing rights
December 29, 2023	$309,000	$—	$191,000	$500,000	Mortgage servicing rights (3)
March 20, 2024	$256,250	$93,750	$150,000	$500,000	Mortgage servicing rights (4)
June 30, 2023	$200,000	$200,000	$—	$400,000	Mortgage servicing rights
September 28, 2024	$23,850	$176,150	$—	$200,000	Mortgage servicing advances
____________________
(1)The facilities are set to mature on the stated expiration date, unless extended pursuant to their terms.
(2)Represents unused capacity amounts to which commitment fees are charged.
(3)This repurchase facility is secured by a VFN issued in connection with our securitization of MSR, which is collateralized by our MSR. During the three months ended December 31, 2022, this repurchase facility was amended to prescribe a reduction in the total capacity to $300.0 million starting February 8, 2023.
(4)The revolving period of this facility ceases on March 17, 2023, at which time the facility starts a 12-month amortization period.

We are subject to a variety of financial covenants under our lending agreements. The following represent the most restrictive financial covenants across our lending agreements as of December 31, 2022:
•Total indebtedness to tangible net worth must be less than 8.0:1.0. As of December 31, 2022, our total indebtedness to tangible net worth, as defined, was 5.1:1.0.
•Cash liquidity must be greater than $200.0 million. As of December 31, 2022, our liquidity, as defined, was $683.5 million.
•Net worth must be greater than the higher of $1.5 billion or 50% of the highest net worth during the 24 calendar months prior. As of December 31, 2022, 50% of the highest net worth during the 24 calendar months prior, as defined, was $1.6 billion and our net worth, as defined, was $2.2 billion.
We are also subject to additional financial covenants in connection with various other agreements we enter into in the normal course of our business. We intend to continue to operate in a manner which complies with all of our financial covenants.

The following table summarizes assets at carrying values that were pledged or restricted as collateral for the future payment obligations of repurchase agreements, revolving credit facilities, term notes payable and derivative instruments at December 31, 2022 and December 31, 2021:

(in thousands)	December 31, 2022	December 31, 2021
Available-for-sale securities, at fair value	$7,426,953	$7,009,449
Mortgage servicing rights, at fair value	2,958,057	2,130,807
Restricted cash	324,854	747,979
Due from counterparties	22,055	33,718
Derivative assets, at fair value	14,738	39,608
Other assets	67,819	33,767
U.S. Treasuries (1)	877,632	—
Total	$11,692,108	$9,995,328
____________________
(1)U.S. Treasury securities effectively borrowed under reverse repurchase agreements.

Although we generally intend to hold our target assets as long-term investments, we may sell certain of our assets in order to manage our interest rate risk and liquidity needs, to meet other operating objectives and to adapt to market conditions. Our Agency RMBS are generally actively traded and thus, in most circumstances, readily liquid. However, certain of our assets, including MSR, are subject to longer trade timelines, and, as a result, market conditions could significantly and adversely affect the liquidity of our assets. Any illiquidity of our assets may make it difficult for us to sell such assets if the need or desire arises. Our ability to quickly sell certain assets, such as MSR, may be limited by delays encountered while obtaining certain Agency approvals required for such dispositions and may be further limited by delays due to the time period needed for negotiating transaction documents, conducting diligence, and complying with Agency requirements regarding the transfer of such assets before settlement may occur. Consequently, even if we identify a buyer for our MSR, there is no assurance that we would be able to quickly sell such assets if the need or desire arises.
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
The following table provides the maturities of our repurchase agreements, revolving credit facilities, term notes payable and convertible senior notes as of December 31, 2022 and December 31, 2021:

(in thousands)	December 31, 2022	December 31, 2021
Within 30 days	$2,691,195	$1,771,027
30 to 59 days	2,160,737	1,807,544
60 to 89 days	2,536,636	1,981,056
90 to 119 days	905,443	1,249,435
120 to 364 days	509,000	1,265,638
One to three years	1,316,842	543,026
Three to five years	282,496	281,083
Total	$10,402,349	$8,898,809

For the year ended December 31, 2022, our restricted and unrestricted cash balance decreased approximately $962.2 million to $1.1 billion at December 31, 2022. The cash movements can be summarized by the following:
•Cash flows from operating activities. For the year ended December 31, 2022, operating activities increased our cash balances by approximately $623.4 million, primarily driven by our financial results for the year.
•Cash flows from investing activities. For the year ended December 31, 2022, investing activities decreased our cash balances by approximately $2.8 billion, primarily driven by purchases of AFS securities and MSR and net payments under reverse repurchase agreements, offset by proceeds from sales of and principal payments on AFS securities and sales of MSR.
•Cash flows from financing activities. For the year ended December 31, 2022, financing activities increased our cash balance by approximately $1.2 billion, primarily driven by an increase in financing on RMBS and MSR, offset by the repayment of our convertible senior notes due 2022 and payment of dividends.

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

Other Matters
We intend to conduct our business so as to maintain our exempt status under, and not to become regulated as, an investment company for purposes of the 1940 Act. If we failed to maintain our exempt status under the 1940 Act and became regulated as an investment company, our ability to, among other things, use leverage would be substantially reduced and, as a result, we would be unable to conduct our business as described in Item 1, “Business - Other Business - Regulation” of this Annual Report on Form 10-K. Accordingly, we monitor our compliance with both the 55% Test and the 80% Tests of the 1940 Act in order to maintain our exempt status. As of December 31, 2022, we determined that we maintained compliance with both the 55% Test and the 80% Test requirements.
We calculate that at least 75% of our assets were qualified REIT assets, as defined in the Code for the year ended December 31, 2022. We also calculate that our revenue qualified for the 75% source of income test and for the 95% source of income test rules for the year ended December 31, 2022. Consequently, we met the REIT income and asset tests. We also met all REIT requirements regarding the ownership of our common stock and the distribution of our net income. Therefore, for the year ended December 31, 2022, we believe that we qualified as a REIT under the Code.

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

LIBOR and other indices which had been deemed “benchmarks” for various commercial and financial contracts have been the subject of recent national, international, and other regulatory guidance and proposals for reform, and it appears likely that LIBOR will be phased out by June 2023. We currently have agreements that are indexed to LIBOR and are monitoring related reform proposals and evaluating the related risks; however, it is not possible to predict the effects of any future initiatives to regulate, reform or change the manner of administration of LIBOR could result in adverse consequences to the rate of interest payable and receivable on, market value of and market liquidity for LIBOR-based financial instruments. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Market Conditions and Outlook - LIBOR transition” for further discussion.
Subject to maintaining our qualification as a REIT, we engage in a variety of interest rate risk management techniques that seek to mitigate the influence of interest rate changes on the values of our assets. We may enter into a variety of derivative and non-derivative instruments to economically hedge interest rate risk or “duration mismatch (or gap)” by adjusting the duration of our floating-rate borrowings into fixed-rate borrowings to more closely match the duration of our assets. This particularly applies to borrowing agreements with maturities or interest rate resets of less than six months. Typically, the interest receivable terms (i.e., LIBOR, OIS or SOFR) of certain derivatives match the terms of the underlying debt, resulting in an effective conversion of the rate of the related borrowing agreement from floating to fixed. The objective is to manage the cash flows associated with current and anticipated interest payments on borrowings, as well as the ability to roll or refinance borrowings at the desired amount by adjusting the duration. To help manage the adverse impact of interest rate changes on the value of our portfolio as well as our cash flows, we may, at times, enter into various forward contracts, including short securities, TBAs, options, futures, swaps, caps, credit default swaps and total return swaps. In executing on our current interest rate risk management strategy, we have entered into TBAs, interest rate swap and swaption agreements, futures and options on futures. In addition, because MSR are negative duration assets, they may provide a hedge to interest rate exposure on our Agency RMBS portfolio. In hedging interest rate risk, we seek to reduce the risk of losses on the value of our investments that may result from changes in interest rates in the broader markets, improve risk-adjusted returns and, where possible, obtain a favorable spread between the yield on our assets and the cost of our financing.
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

We perform interest rate sensitivity analyses on various measures of our financial results and condition by examining how our assets, financing, and hedges will perform in various interest rate “shock” scenarios. Two of these measures are presented below in more detail. The first measure is change in annualized net interest income over the next 12 months, including interest spread from our interest rate swaps and float income from custodial accounts associated with our MSR. The second measure is change in value of financial position, including the value of our derivative assets and liabilities. All changes in value are measured as the change from the December 31, 2022 financial position. All projected changes in annualized net interest income are measured as the change from the projected annualized net interest income based off current performance returns.
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

The following interest rate sensitivity table displays the potential impact of instantaneous, parallel changes in interest rates of +/- 25 and +/- 50 bps on annualized net interest income and portfolio value, based on our interest sensitive financial instruments at December 31, 2022. The preceding discussion shows that the results for the 25 bps move scenarios are the best representation of our interest rate exposure, followed by those for the 50 bps move scenarios. This hierarchy reflects our localized approach to managing interest rate risk: monitoring rates and rebalancing our hedges on a day to day basis, where rate moves only rarely exceed 25 bps in either direction.

	Changes in Interest Rates
(dollars in thousands)	-50 bps	-25 bps	+25 bps	+50 bps
Change in annualized net interest income (1):	$30,448	$15,202	$(15,227)	$(30,449)
% change in net interest income (1)	19.9%	9.9%	(9.9)%	(19.9)%
Change in value of financial position:
Available-for-sale securities	$185,657	$95,050	$(99,075)	$(201,828)
As a % of common equity	12.1%	6.2%	(6.5)%	(13.2)%
Mortgage servicing rights (2)	$(50,798)	$(26,038)	$20,734	$37,482
As a % of common equity (2)	(3.3)%	(1.7)%	1.3%	2.5%
Derivatives, net	$(168,410)	$(81,962)	$75,960	$146,201
As a % of common equity	(11.0)%	(5.3)%	5.0%	9.6%
Reverse repurchase agreements	$912	$456	$(456)	$(912)
As a % of common equity	0.1%	—%	—%	(0.1)%
Repurchase agreements	$(5,236)	$(2,618)	$2,618	$5,236
As a % of common equity	(0.4)%	(0.2)%	0.2%	0.3%
Revolving credit facilities	$(403)	$(201)	$200	$400
As a % of common equity	—%	—%	—%	—%
Term notes payable	$(152)	$(76)	$75	$151
As a % of common equity	—%	—%	—%	—%
Convertible senior notes	$(1,581)	$(791)	$773	$1,527
As a % of common equity	(0.1)%	(0.1)%	0.1%	0.1%
Total Net Assets	$(40,011)	$(16,180)	$829	$(11,743)
As a % of total assets	(0.3)%	(0.1)%	—%	(0.1)%
As a % of common equity	(2.6)%	(1.1)%	0.1%	(0.8)%
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

Certain assumptions have been made in connection with the calculation of the information set forth in the foregoing interest rate sensitivity table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at December 31, 2022. As discussed, the analysis utilizes assumptions and estimates based on our experience and judgment. Furthermore, future purchases and sales of assets could materially change our interest rate risk profile.
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
Prepayment Risk
Prepayment risk is the risk that the principal amount of a mortgage loan will be repaid at a different rate than anticipated. As we receive prepayments of principal on our Agency RMBS, premiums paid on such assets will be amortized against interest income. In general, an increase in prepayment rates will accelerate the amortization of purchase premiums, thereby reducing the interest income earned on the assets.

We believe that we will be able to reinvest proceeds from scheduled principal payments and prepayments at acceptable yields; however, no assurances can be given that, should significant prepayments occur, market conditions would be such that acceptable investments could be identified and the proceeds timely reinvested.
MSR are also subject to prepayment risk in that, generally, an increase in prepayment rates on the mortgage loans underlying the MSR would result in a decline in value of the MSR as the prepayment acts to cut short the anticipated life of the servicing income stream.
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
Real Estate Risk. Residential property values are subject to volatility and may be affected adversely by a number of factors, including national, regional and local economic conditions; local real estate conditions (such as the supply of housing); changes or continued weakness in specific industry segments; construction quality, age and design; demographic factors; retroactive changes to building or similar codes; and impacts of climate change, natural disasters and other catastrophes. Decreases in property values reduce the value of the collateral for residential mortgage loans and the potential proceeds available to borrowers to repay the loans, which may impact the value of our Agency RMBS due to changes in voluntary and involuntary prepayment speeds, and/or may increase costs to service the residential mortgage loans underlying our MSR.
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
Should the value of our assets pledged as collateral suddenly decrease, lender margin calls could increase, causing an adverse change in our liquidity position. Moreover, the portfolio construction of MSR, which generally have negative duration, combined with levered RMBS, which generally have positive duration, may in certain market scenarios lead to variation margin calls, which could negatively impact our excess cash position. Additionally, if one or more of our repurchase agreement or revolving credit facility counterparties chose not to provide ongoing funding, our ability to finance would decline or exist at possibly less favorable terms. As such, we cannot provide assurance that we will always be able to roll over our repurchase agreements and revolving credit facilities. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in this Annual Report on Form 10-K for further information about our liquidity and capital resource management.
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
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Two Harbors Investment Corp. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2023 expressed an unqualified opinion thereon.
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

Valuation of Mortgage Servicing Rights
Description of the Matter
At December 31, 2022, the Company held $3.0 billion of mortgage servicing rights (MSR) which are reported at fair value. As more fully described in Note 10 to the consolidated financial statements, the Company utilizes third-party pricing vendors in the fair value measurement of its MSR portfolio. Significant unobservable market data inputs inherent in the prices determined by the third-party pricing vendors include prepayment speeds, option-adjusted spread, and cost to service. Significant increases or decreases in these inputs in isolation may result in significantly lower or higher fair value measurements.
Auditing the Company’s valuation of the MSR portfolio was especially challenging because the valuation involved significant judgment due to the unobservable inputs used in the valuation of this portfolio. These subjective assumptions consider a number of factors that are affected by market, economic, and asset-specific conditions.

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
Minneapolis, Minnesota
February 28, 2023

TWO HARBORS INVESTMENT CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2022	December 31, 2021
ASSETS
Available-for-sale securities, at fair value (amortized cost $8,114,627 and $7,005,013, respectively; allowance for credit losses $6,958 and $14,238, respectively)	$7,778,734	$7,161,703
Mortgage servicing rights, at fair value	2,984,937	2,191,578
Cash and cash equivalents	683,479	1,153,856
Restricted cash	443,026	934,814
Accrued interest receivable	36,018	26,266
Due from counterparties	253,374	168,449
Derivative assets, at fair value	26,438	80,134
Reverse repurchase agreements	1,066,935	134,682
Other assets	193,219	262,823
Total Assets (1)	$13,466,160	$12,114,305
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Repurchase agreements	$8,603,011	$7,656,445
Revolving credit facilities	1,118,831	420,761
Term notes payable	398,011	396,776
Convertible senior notes	282,496	424,827
Derivative liabilities, at fair value	34,048	53,658
Due to counterparties	541,709	196,627
Dividends payable	64,504	72,412
Accrued interest payable	94,034	18,382
Commitments and contingencies (see Note 15)	—	—
Other liabilities	145,991	130,464
Total Liabilities (1)	11,282,635	9,370,352
Stockholders’ Equity:
Preferred stock, par value $0.01 per share; 100,000,000 shares authorized and 26,092,050 and 29,050,000 shares issued and outstanding, respectively ($652,301 and $726,250 liquidation preference, respectively)	630,999	702,550
Common stock, par value $0.01 per share; 175,000,000 shares authorized and 86,428,845 and 85,977,831 shares issued and outstanding, respectively	864	860
Additional paid-in capital	5,645,998	5,627,758
Accumulated other comprehensive (loss) income	(278,711)	186,346
Cumulative earnings	1,453,371	1,212,983
Cumulative distributions to stockholders	(5,268,996)	(4,986,544)
Total Stockholders’ Equity	2,183,525	2,743,953
Total Liabilities and Stockholders’ Equity	$13,466,160	$12,114,305
____________________
(1)The consolidated balance sheets include assets and liabilities of consolidated variable interest entities, or VIEs. At December 31, 2022 and December 31, 2021, assets of the VIEs totaled $497,921 and $454,596, and liabilities of the VIEs totaled $453,952 and $440,030, respectively. See Note 3 - Variable Interest Entities for additional information.

The accompanying notes are an integral part of these consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, except share data)

	Year Ended
	December 31,
	2022	2021	2020
Interest income:
Available-for-sale securities	$272,230	$167,310	$515,685
Other	23,310	1,287	9,365
Total interest income	295,540	168,597	525,050
Interest expense:
Repurchase agreements	167,455	25,774	233,069
Revolving credit facilities	51,814	22,425	12,261
Term notes payable	19,514	12,936	14,974
Convertible senior notes	19,612	28,038	19,197
Federal Home Loan Bank advances	—	—	1,747
Total interest expense	258,395	89,173	281,248
Net interest income	37,145	79,424	243,802
Other income (loss):
(Loss) gain on investment securities	(603,937)	121,617	(999,859)
Servicing income	603,911	468,406	443,351
Gain (loss) on servicing asset	425,376	(114,941)	(935,697)
Gain (loss) on interest rate swap, cap and swaption agreements	29,499	42,091	(310,806)
Gain (loss) on other derivative instruments	9,310	(251,283)	90,023
Other (loss) income	(5)	(3,845)	1,422
Total other income (loss)	464,154	262,045	(1,711,566)
Expenses:
Management fees	—	—	31,738
Servicing expenses	94,119	86,250	94,266
Compensation and benefits	40,723	35,041	37,723
Other operating expenses	42,005	28,759	28,626
Restructuring charges	—	—	5,706
Total expenses	176,847	150,050	198,059
Income (loss) before income taxes	324,452	191,419	(1,665,823)
Provision for (benefit from) income taxes	104,213	4,192	(35,688)
Net income (loss)	220,239	187,227	(1,630,135)
Dividends on preferred stock	(53,607)	(58,458)	(75,802)
Gain on repurchase and retirement of preferred stock	20,149	—	—
Net income (loss) attributable to common stockholders	$186,781	$128,769	$(1,705,937)
Basic earnings (loss) per weighted average common share	$2.15	$1.72	$(24.94)
Diluted earnings (loss) per weighted average common share	$2.13	$1.72	$(24.94)
Weighted average number of shares of common stock:
Basic	86,179,418	74,443,000	68,400,237
Diluted	96,076,175	74,510,884	68,400,237

The accompanying notes are an integral part of these consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS, continued
(in thousands, except share data)

	Year Ended
	December 31,
	2022	2021	2020
Comprehensive loss:
Net income (loss)	$220,239	$187,227	$(1,630,135)
Other comprehensive loss:
Unrealized loss on available-for-sale securities	(465,057)	(455,255)	(47,799)
Other comprehensive loss	(465,057)	(455,255)	(47,799)
Comprehensive loss	(244,818)	(268,028)	(1,677,934)
Dividends on preferred stock	(53,607)	(58,458)	(75,802)
Gain on repurchase and retirement of preferred stock	20,149	—	—
Comprehensive loss attributable to common stockholders	$(278,276)	$(326,486)	$(1,753,736)

The accompanying notes are an integral part of these consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Preferred Stock	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Earnings	Cumulative Distributions to Stockholders	Total Stockholders’ Equity
Balance, December 31, 2019	$977,501	$682	$5,156,811	$689,400	$2,655,891	$(4,509,819)	$4,970,466
Net loss	—	—	—	—	(1,630,135)	—	(1,630,135)
Other comprehensive income before reclassifications	—	—	—	482,663	—	—	482,663
Amounts reclassified from accumulated other comprehensive income	—	—	—	(530,462)	—	—	(530,462)
Other comprehensive loss	—	—	—	(47,799)	—	—	(47,799)
Issuance of common stock, net of offering costs	—	—	372	—	—	—	372
Repurchase of common stock	—	—	(1,064)	—	—	—	(1,064)
Preferred dividends declared	—	—	—	—	—	(75,802)	(75,802)
Common dividends declared	—	—	—	—	—	(136,842)	(136,842)
Non-cash equity award compensation	—	2	9,728	—	—	—	9,730
Balance, December 31, 2020	$977,501	$684	$5,165,847	$641,601	$1,025,756	$(4,722,463)	$3,088,926
Net income	—	—	—	—	187,227	—	187,227
Other comprehensive loss before reclassifications	—	—	—	(319,694)	—	—	(319,694)
Amounts reclassified from accumulated other comprehensive income	—	—	—	(135,561)	—	—	(135,561)
Other comprehensive loss	—	—	—	(455,255)	—	—	(455,255)
Redemption of preferred stock	(274,951)	—	—	—	—	—	(274,951)
Issuance of common stock, net of offering costs	—	175	450,427	—	—	—	450,602
Preferred dividends declared	—	—	—	—	—	(58,458)	(58,458)
Common dividends declared	—	—	—	—	—	(205,623)	(205,623)
Non-cash equity award compensation	—	1	11,484	—	—	—	11,485
Balance, December 31, 2021	$702,550	$860	$5,627,758	$186,346	$1,212,983	$(4,986,544)	$2,743,953
Net income	—	—	—	—	220,239	—	220,239
Other comprehensive loss before reclassifications	—	—	—	(893,589)	—	—	(893,589)
Amounts reclassified from accumulated other comprehensive income	—	—	—	428,532	—	—	428,532
Other comprehensive loss	—	—	—	(465,057)	—	—	(465,057)
Repurchase and retirement of preferred stock	(71,551)	—	—	—	20,149	—	(51,402)
Issuance of common stock, net of offering costs	—	3	6,611	—	—	—	6,614
Preferred dividends declared	—	—	—	—	—	(53,607)	(53,607)
Common dividends declared	—	—	—	—	—	(228,845)	(228,845)
Non-cash equity award compensation	—	1	11,629	—	—	—	11,630
Balance, December 31, 2022	$630,999	$864	$5,645,998	$(278,711)	$1,453,371	$(5,268,996)	$2,183,525

The accompanying notes are an integral part of these consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended
	December 31,
	2022	2021	2020
Cash Flows From Operating Activities:
Net income (loss)	$220,239	$187,227	$(1,630,135)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of premiums and discounts on investment securities, net	79,794	228,344	238,840
Amortization of deferred debt issuance costs on term notes payable and convertible senior notes	2,678	2,999	2,336
Provision for credit losses on investment securities	2,730	9,763	58,440
Realized and unrealized losses (gains) on investment securities	601,207	(131,380)	941,419
(Gain) loss on servicing asset	(425,376)	114,941	935,697
Realized and unrealized (gains) losses on interest rate swaps, caps and swaptions	(34,328)	(27,830)	244,631
Unrealized losses (gains) on other derivative instruments	13,797	(5,217)	(25,530)
Gains on mortgage loans held-for-sale	(9)	(1,812)	(580)
Equity based compensation	11,630	11,485	9,730
Purchases of mortgage loans held-for-sale	(264)	(64,008)	—
Proceeds from sales of mortgage loans held-for-sale	—	65,772	9,001
Proceeds from repayment of mortgage loans held-for-sale	30	8	212
Net change in assets and liabilities:
(Increase) decrease in accrued interest receivable	(9,752)	20,908	45,460
Decrease (increase) in deferred income taxes, net	105,241	5,960	(40,267)
Increase (decrease) in accrued interest payable	75,652	(3,284)	(127,960)
Change in other operating assets and liabilities, net	(19,867)	9,634	(29,691)
Net cash provided by operating activities	623,402	423,510	631,603
Cash Flows From Investing Activities:
Purchases of available-for-sale securities	(10,662,518)	(2,494,603)	(7,120,871)
Proceeds from sales of available-for-sale securities	7,793,705	6,274,193	18,349,338
Principal payments on available-for-sale securities	1,102,994	3,147,647	4,239,445
Purchases of trading securities	—	—	(1,052,500)
Proceeds from sales of trading securities	—	—	1,053,477
Purchases of mortgage servicing rights, net of purchase price adjustments	(629,810)	(742,153)	(620,394)
Proceeds from (payments for) sales of mortgage servicing rights	261,827	31,787	(2,012)
(Purchases) short sales of derivative instruments, net	(71,291)	51,438	(29,286)
Proceeds from sales and settlement (payments for termination and settlement) of derivative instruments, net	125,908	40,012	(93,383)
Payments for reverse repurchase agreements	(3,241,834)	(1,174,883)	(2,208,977)
Proceeds from reverse repurchase agreements	2,309,581	1,131,726	2,337,452
Increase in due to counterparties, net	260,157	38,773	48,921
Change in other investing assets and liabilities, net	—	10,000	2,508
Net cash (used in) provided by investing activities	$(2,751,281)	$6,313,937	$14,903,718

The accompanying notes are an integral part of these consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
(in thousands)

	Year Ended
	December 31,
	2022	2021	2020
Cash Flows From Financing Activities:
Proceeds from repurchase agreements	$35,927,488	$29,934,379	$83,480,699
Principal payments on repurchase agreements	(34,980,922)	(37,421,832)	(97,484,264)
Proceeds from revolving credit facilities	720,000	296,500	152,000
Principal payments on revolving credit facilities	(21,930)	(159,569)	(168,170)
Proceeds from issuance of convertible senior notes	—	279,930	—
Repurchase of convertible senior notes	(143,774)	(143,118)	—
Proceeds from Federal Home Loan Bank advances	—	—	585,000
Principal payments on Federal Home Loan bank advances	—	—	(795,000)
Redemption/repurchase and retirement of preferred stock	(51,402)	(274,951)	—
Proceeds from issuance of common stock, net of offering costs	6,614	450,602	372
Repurchase of common stock	—	—	(1,064)
Dividends paid on preferred stock	(54,989)	(63,661)	(75,802)
Dividends paid on common stock	(235,371)	(193,488)	(199,487)
Net cash provided by (used in) financing activities	1,165,714	(7,295,208)	(14,505,716)
Net (decrease) increase in cash, cash equivalents and restricted cash	(962,165)	(557,761)	1,029,605
Cash, cash equivalents and restricted cash at beginning of period	2,088,670	2,646,431	1,616,826
Cash, cash equivalents and restricted cash at end of period	$1,126,505	$2,088,670	$2,646,431
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$153,181	$81,248	$404,261
Cash (received) paid for taxes, net	$(1,575)	$(23,322)	$9,574
Noncash Activities:
Dividends declared but not paid at end of period	$64,504	$72,412	$65,480
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

Note 2. Basis of Presentation and Significant Accounting Policies
Consolidation and Basis of Presentation
The accompanying consolidated financial statements include the accounts of all subsidiaries; inter-company accounts and transactions have been eliminated. All trust entities in which the Company holds investments that are considered variable interest entities, or VIEs, for financial reporting purposes were reviewed for consolidation under the applicable consolidation guidance. Whenever the Company has both the power to direct the activities of a trust that most significantly impact the entities’ performance, and the obligation to absorb losses or the right to receive benefits of the entities that could be significant, the Company consolidates the trust. The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles, or U.S. GAAP. Certain prior period amounts have been reclassified to conform to the current period presentation. All per share amounts, common shares outstanding and common equity-based awards for the year ended December 31, 2022 and all prior periods reflect the Company’s one-for-four reverse stock split effected on November 1, 2022 at 5:01 p.m. Eastern Time (refer to Note 16 - Stockholders’ Equity for additional information).
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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements
Significant Accounting Policies
Variable Interest Entities
The Company enters into transactions with subsidiary trust entities that are established for limited purposes. One of the Company’s subsidiary trust entities, MSR Issuer Trust, was formed for the purpose of financing MSR through securitization, pursuant to which, through two of the Company’s wholly owned subsidiaries, MSR is pledged to MSR Issuer Trust and in return, MSR Issuer Trust issues term notes to qualified institutional buyers and a variable funding note, or VFN, to one of the subsidiaries, in each case secured on a pari passu basis.
Another of the Company’s subsidiary trust entities, Servicing Advance Receivables Issuer Trust, was formed for the purpose of financing servicing advances through a revolving credit facility, pursuant to which Servicing Advance Receivables Issuer Trust issued a VFN backed by servicing advances pledged to the financing counterparty.
Both MSR Issuer Trust and Servicing Advance Receivables Issuer Trust are considered VIEs for financial reporting purposes and were reviewed for consolidation under the applicable consolidation guidance. As the Company has both the power to direct the activities of the trusts that most significantly impact the entities’ performance, and the obligation to absorb losses or the right to receive benefits of the entities that could be significant, the Company is the primary beneficiary and, thus, consolidates the trusts.
Additionally, as discussed in Note 1 - Organization and Operations, the Company has entered into a definitive stock purchase agreement to acquire RoundPoint whereby the purchase price will be subject to an adjustment based on RoundPoint’s aggregate “earnings” (as defined in the agreement) from October 1, 2022 through the closing date, or the Interim Period, in addition to other post-closing adjustments. The manner in which the purchase price is calculated represents an implicit guarantee of the value of RoundPoint’s net book value, in which the Company holds the variable interests. These terms also indicate that RoundPoint meets the criteria to be considered a VIE that the Company must review for consolidation. As the Company has the obligation to absorb losses and the right to receive benefits of RoundPoint during the Interim Period that could be significant, but not the power to direct the activities of RoundPoint that most significantly impacts its performance, the Company is not the primary beneficiary and, thus, does not consolidate RoundPoint.
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
The Company classifies its Agency RMBS and non-Agency securities, excluding inverse interest-only Agency securities which are classified as derivatives for purposes of U.S. GAAP, as available-for-sale, or AFS, investments. Although the Company generally intends to hold most of its investment securities until maturity, it may, from time to time, sell any of its investment securities as part of its overall management of its portfolio. Accordingly, the Company classifies all of its securities as AFS, including its interest-only strips, which represent the Company’s right to receive a specified portion of the contractual interest flows of specific Agency or non-Agency securities. All assets classified as AFS, excluding certain AFS securities for which we have elected the fair value option, are reported at estimated fair value with unrealized gains and losses included in accumulated other comprehensive (loss) income.
On July 1, 2015, the Company elected the fair value option for Agency interest-only securities acquired on or after such date. On July 1, 2021, the Company elected the fair value option for all non-Agency securities acquired on or after such date. All Agency interest-only securities acquired on or after July 1, 2015 and all non-Agency securities acquired on or after July 1, 2021 are carried at estimated fair value with changes in fair value recorded as a component of (loss) gain on investment securities in the consolidated statements of comprehensive loss.
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
The Company uses a discounted cash flow method to estimate and recognize an allowance for credit losses on both Agency and non-Agency AFS securities that are not accounted for under the fair value option. The initial estimated allowance for credit losses is equal to the difference between the prepayment adjusted contractual cash flows with no credit losses and the prepayment adjusted expected cash flows with credit losses, discounted at the effective interest rate on the AFS security. The contractual cash flows and expected cash flows are based on management’s best estimate and take into consideration current prepayment assumptions, lifetime expected losses based on past loss experience, current market conditions, and reasonable and supportable forecasts of future conditions. The allowance for credit losses on Agency AFS securities relates to prepayment assumption changes on interest-only Agency RMBS. The initial allowance for credit losses causes an increase in the AFS security amortized cost and recognizes an allowance for credit losses in the same amount. Subsequent adverse or favorable changes in the allowance for credit losses are recognized immediately in earnings as a provision for or reduction in credit losses (within (loss) gain on investment securities). Adverse changes are reflected as an increase to the allowance for credit losses and favorable changes are reflected as a decrease to the allowance for credit losses. The allowance for credit losses is limited to the difference between the beneficial interest’s fair value and its amortized cost, and any remaining adverse changes in these circumstances are reflected as a prospective adjustment to accretable yield. If the allowance for credit losses has been reduced to zero, the remaining favorable changes are reflected as a prospective adjustment to accretable yield. The Company does not adjust the effective interest rate in subsequent periods for prepayment assumption changes or variable-rate changes. Any changes in the allowance for credit losses due to the time-value-of-money are accounted for in the consolidated statements of comprehensive loss as provision for credit losses rather than a reduction to interest income. Any portion of the AFS securities that is deemed uncollectible results in a write-off of the uncollectible amortized cost with a corresponding reduction to the allowance for credit losses. Recoveries of amounts previously written off results in an increase to the allowance for credit losses.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements
MSR are reported at fair value on the consolidated balance sheets. Although MSR transactions are observable in the marketplace, the valuation includes unobservable market data inputs (prepayment speeds; delinquency levels; option-adjusted spread, or OAS, which represents the incremental spread added to the risk-free rate to reflect the effects of any embedded options and other risk inherent in MSR; and cost to service). Changes in the fair value of MSR as well as servicing fee income and servicing expenses are reported on the consolidated statements of comprehensive loss.
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
At the inception of a derivative contract, the Company determines whether the instrument will be part of a qualifying hedge accounting relationship or whether the Company will account for the contract as a trading instrument. Due to the volatility of the interest rate and credit markets and difficulty in effectively matching pricing or cash flows, the Company has elected to treat all current derivative contracts as trading instruments. Changes in fair value as well as the accrual and settlement of interest associated with derivatives accounted for as trading instruments are reported in the consolidated statements of comprehensive loss as gain (loss) on interest rate swap, cap and swaption agreements or gain (loss) on other derivative instruments depending on the type of derivative instrument.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements
The Company enters into interest rate derivative contracts for a variety of reasons, including minimizing fluctuations in earnings or market values on certain assets or liabilities that may be caused by changes in interest rates. The Company may, at times, enter into various forward contracts including short securities, Agency to-be-announced securities, or TBAs, options, futures, swaps, and caps. Due to the nature of these instruments, they may be in a receivable/asset position or a payable/liability position at the end of an accounting period. Amounts payable to and receivable from the same party under contracts may be offset as long as the following conditions are met: (a) each of the two parties owes the other determinable amounts; (b) the reporting party has the right to offset the amount owed with the amount owed by the other party; (c) the reporting party intends to offset; and (d) the right of offset is enforceable by law. If the aforementioned conditions are not met, amounts payable to and receivable from are presented by the Company on a gross basis in its consolidated balance sheets. The Company’s centrally cleared interest rate swaps and exchange-traded futures and options on futures require that the Company posts an “initial margin” amount determined by the clearing exchange, which is generally intended to be set at a level sufficient to protect the exchange from the derivative instrument’s maximum estimated single-day price movement. The Company also exchanges “variation margin” based upon daily changes in fair value, as measured by the exchange. The exchange of variation margin is considered a settlement of the derivative instrument, as opposed to pledged collateral. Accordingly, the Company accounts for the receipt or payment of variation margin as a direct reduction to the carrying value of the centrally cleared or exchange-traded derivative asset or liability. The receipt or payment of initial margin is accounted for separate from the derivative asset or liability and is netted on a counterparty basis and classified within restricted cash, due from counterparties, or due to counterparties on the Company’s consolidated balance sheets.
The Company has provided specific disclosure regarding the location and amounts of derivative instruments in the consolidated financial statements and how derivative instruments and related hedged items are accounted for. See Note 7 - Derivative Instruments and Hedging Activities of these notes to the consolidated financial statements.
Reverse Repurchase Agreements
The Company may enter into reverse repurchase agreements with third-party broker-dealers whereby it purchases U.S. Treasury securities under agreements to resell at an agreed-upon price and date. Generally, the Company may enter into reverse repurchase agreement transactions in order to effectively borrow U.S. Treasury securities that it can then deliver to counterparties to whom it has made short sales of the same securities, earn a yield on excess cash balances, or preserve existing repurchase agreements by substituting collateral. The Company accounts for these reverse repurchase agreements as securities borrowing transactions and records them at their contractual amounts, as specified in the respective agreements.
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
Revolving Credit Facilities
To finance MSR assets and related servicing advance obligations, the Company enters into revolving credit facilities collateralized by the value of the MSR and/or servicing advances pledged. Borrowings under these revolving credit facilities that expire within one year are considered short-term debt. As of December 31, 2022, the Company’s revolving credit facilities that had contractual terms of greater than one year were considered long-term debt. The Company’s revolving credit facilities generally bear interest rates based on an index plus a spread. Borrowings under revolving credit facilities are treated as collateralized financing transactions and are carried at contractual amounts, as specified in the respective agreements.
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
The Company assesses its tax positions for all open tax years and determines whether the Company has any material unrecognized liabilities in accordance with ASC 740, Income Taxes. The Company records these liabilities to the extent the Company deems them more likely than not to be incurred. The Company classifies interest and penalties on material uncertain tax positions as interest expense and operating expense, respectively, in its consolidated statements of comprehensive loss.
Expenses
Expenses on the consolidated statements of comprehensive loss typically consist of management fees, servicing expenses generally related to the subservicing of MSR, compensation and benefits and other operating expenses. Prior to the termination of the Management Agreement on August 14, 2020, management fees were payable to PRCM Advisers under the agreement. The management fee was calculated based on the Company’s stockholders’ equity with certain adjustments outlined in the management agreement (see Note 21 - Related Party Transactions for further detail). Also prior to the termination of the Management Agreement, included in compensation and benefits and other operating expenses were direct and allocated costs incurred by PRCM Advisers on the Company’s behalf and reimbursed by the Company. Included in these reimbursed costs was (a) the Company’s allocable share of the compensation paid by PRCM Advisers to its personnel serving as the Company’s principal financial officer and general counsel and personnel employed by PRCM Advisers as in-house legal, tax, accounting, consulting, auditing, administrative, information technology, valuation, computer programming and development and back-office resources to the Company, (b) any amounts for personnel of PRCM Advisers’ affiliates arising under a shared facilities and services agreement, and (c) certain costs allocated to the Company by PRCM Advisers for data services and technology. Subsequent to the transition to self-management, the Company no longer pays a management fee to, or reimburses the expenses of, PRCM Advisers. Expenses for which the Company previously reimbursed PRCM Advisers are now borne directly by the Company. The Company is also now responsible for the cash compensation and employee benefits of the Company’s Chief Executive Officer, Chief Investment Officer and investment professionals, which were previously the responsibility of PRCM Advisers. Prior to the termination of the Management Agreement, the Company was only responsible for the equity compensation paid to such individuals.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements
Other Comprehensive Income (Loss)
Current period net unrealized gains and losses on AFS securities, excluding certain AFS securities for which we have elected the fair value option, are reported as components of accumulated other comprehensive (loss) income on the consolidated statements of stockholders’ equity and in the consolidated statements of comprehensive loss. Net unrealized gains and losses on securities held by our taxable subsidiaries that are reported in accumulated other comprehensive (loss) income are adjusted for the effects of taxation and may create deferred tax assets or liabilities.
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
Equity-based compensation costs are initially measured at the estimated fair value of the awards on the grant date. Valuation methods used and subsequent expense recognition is dependent upon each award’s service and performance conditions. The Company has elected not to estimate forfeitures when valuing equity-based awards and adjusts compensation costs as actual forfeitures occur. Compensation costs for equity-based awards subject only to service conditions are measured at the closing stock price on the grant date and are recognized as expense on a straight-line basis over the requisite service periods for the awards, adjusted for any forfeitures. Compensation costs for equity-based awards subject to market-based performance metrics are measured at the grant date using Monte Carlo simulations which incorporate assumptions for stock return volatility, dividend yield and risk-free interest rates. These initial valuation amounts are recognized as expense over the requisite performance periods, subject to adjustments only for actual forfeitures. Amortization of equity-based awards (non-cash equity compensation expense) is included within compensation and benefits on the consolidated statements of comprehensive loss.

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
In March 2020, the FASB issued Accounting Standards Update (ASU) No. 2020-04, which provides temporary optional expedients and exceptions on accounting for contract modifications and hedging relationships in anticipation of the replacement of LIBOR with another reference rate. The guidance also provides a one-time election to sell held-to-maturity debt securities or to transfer such securities to the available-for-sale or trading category. The majority of the Company’s material contracts that are or were indexed to USD-LIBOR have been amended to transition to an alternative benchmark, where necessary. As of December 31, 2022, only the Company’s term notes incorporate LIBOR as the referenced rate and mature after the phase-out of LIBOR. However, the related agreements have provisions in place that provide for an alternative to LIBOR upon its phase-out. The Company had no other financing arrangements or derivative instruments that incorporate LIBOR as the referenced rate as of December 31, 2022. Additionally, each series of the Company’s fixed-to-floating preferred stock that becomes redeemable at the time the stock begins to pay a LIBOR-based rate has existing LIBOR cessation fallback language. The ASU was effective immediately for all entities and expired after December 31, 2022. The Company’s adoption of this ASU did not have an impact on the Company’s financial condition, results of operations or financial statement disclosures.

Note 3. Variable Interest Entities
The trusts that were formed for the purpose of financing MSR through securitization and servicing advances through revolving credit facilities (see discussion in Note 2 - Basis of Presentation and Significant Accounting Policies) are considered VIEs for financial reporting purposes and were reviewed for consolidation under the applicable consolidation guidance. As the Company has both the power to direct the activities of the trusts that most significantly impact the entities’ performance, and the obligation to absorb losses or the right to receive benefits of the entities that could be significant, the Company is the primary beneficiary and, thus, consolidates the trusts. Additionally, in accordance with arrangements entered into in connection with the securitization transaction and the servicing advance revolving credit facility, the Company has direct financial obligations payable to both MSR Issuer Trust and Servicing Advance Receivables Issuer Trust, which, in turn, support MSR Issuer Trust’s obligations to noteholders under the securitization transaction and Servicing Advance Receivables Issuer Trust’s obligations to the financing counterparty.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements
The following table presents a summary of the assets and liabilities of all consolidated trusts as reported on the consolidated balance sheets as of December 31, 2022 and December 31, 2021:

(in thousands)	December 31, 2022	December 31, 2021
Note receivable (1)	$398,011	$396,776
Restricted cash	31,691	23,892
Accrued interest receivable (1)	400	161
Other assets	67,819	33,767
Total Assets	$497,921	$454,596
Term notes payable	$398,011	$396,776
Revolving credit facilities	23,850	19,200
Accrued interest payable	560	216
Other liabilities	31,531	23,838
Total Liabilities	$453,952	$440,030
____________________
(1)Receivables due from a wholly owned subsidiary of the Company to the trusts are eliminated in consolidation in accordance with U.S. GAAP.

As discussed in Note 2 - Basis of Presentation and Significant Accounting Policies, RoundPoint is also considered a VIE for financial reporting purposes and was reviewed for consolidation under the applicable consolidation guidance. As the Company has the obligation to absorb losses and the right to receive benefits of RoundPoint during the Interim Period that could be significant, but not the power to direct the activities of RoundPoint that most significantly impacts its performance, the Company is not the primary beneficiary and, thus, does not consolidate RoundPoint.

Note 4. Available-for-Sale Securities, at Fair Value
The Company holds both Agency and non-Agency available-for sale, or AFS, investment securities which are carried at fair value on the consolidated balance sheets. The following table presents the Company’s AFS investment securities by collateral type as of December 31, 2022 and December 31, 2021:

(in thousands)	December 31, 2022	December 31, 2021
Agency:
Federal National Mortgage Association	$4,112,556	$5,040,988
Federal Home Loan Mortgage Corporation	3,332,314	1,922,809
Government National Mortgage Association	208,706	185,602
Non-Agency	125,158	12,304
Total available-for-sale securities	$7,778,734	$7,161,703

At December 31, 2022 and December 31, 2021, the Company pledged AFS securities with a carrying value of $7.4 billion and $7.0 billion, respectively, as collateral for repurchase agreements. See Note 11 - Repurchase Agreements.
At December 31, 2022 and December 31, 2021, the Company did not have any securities purchased from and financed with the same counterparty that did not meet the conditions of ASC 860, Transfers and Servicing, to be considered linked transactions and, therefore, classified as derivatives.
The Company is not required to consolidate VIEs for which it has concluded it does not have both the power to direct the activities of the VIEs that most significantly impact the entities’ performance, and the obligation to absorb losses or the right to receive benefits of the entities that could be significant. The Company’s investments in these unconsolidated VIEs include all non-Agency securities, which are classified within available-for-sale securities, at fair value on the consolidated balance sheets. As of December 31, 2022 and December 31, 2021, the carrying value, which also represents the maximum exposure to loss, of all non-Agency securities in unconsolidated VIEs was $125.2 million and $12.3 million, respectively.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements
The following tables present the amortized cost and carrying value of AFS securities by collateral type as of December 31, 2022 and December 31, 2021:

	December 31, 2022
(in thousands)	Principal/ Current Face	Un-amortized Premium	Accretable Purchase Discount	Amortized Cost	Allowance for Credit Losses	Unrealized Gain	Unrealized Loss	Carrying Value
Agency:
Principal and interest	$7,781,277	$189,246	$(33,413)	$7,937,110	$—	$6,310	$(325,960)	$7,617,460
Interest-only	963,866	45,882	—	45,882	(6,785)	1,890	(4,871)	36,116
Total Agency	8,745,143	235,128	(33,413)	7,982,992	(6,785)	8,200	(330,831)	7,653,576
Non-Agency	1,263,789	8,511	(225)	131,635	(173)	545	(6,849)	125,158
Total	$10,008,932	$243,639	$(33,638)	$8,114,627	$(6,958)	$8,745	$(337,680)	$7,778,734

	December 31, 2021
(in thousands)	Principal/ Current Face	Un-amortized Premium	Accretable Purchase Discount	Amortized Cost	Allowance for Credit Losses	Unrealized Gain	Unrealized Loss	Carrying Value
Agency:
Principal and interest	$6,411,363	$270,699	$(12)	$6,682,050	$—	$171,308	$(4,855)	$6,848,503
Interest-only	3,198,447	305,577	—	305,577	(12,851)	20,699	(12,529)	300,896
Total Agency	9,609,810	576,276	(12)	6,987,627	(12,851)	192,007	(17,384)	7,149,399
Non-Agency	1,940,815	16,533	(27)	17,386	(1,387)	33	(3,728)	12,304
Total	$11,550,625	$592,809	$(39)	$7,005,013	$(14,238)	$192,040	$(21,112)	$7,161,703

The following table presents the Company’s AFS securities according to their estimated weighted average life classifications as of December 31, 2022:

	December 31, 2022
(in thousands)	Agency	Non-Agency	Total
< 1 year	$2,001	$—	$2,001
≥ 1 and < 3 years	28,953	—	28,953
≥ 3 and < 5 years	149,872	117,203	267,075
≥ 5 and < 10 years	7,471,903	7,955	7,479,858
≥ 10 years	847	—	847
Total	$7,653,576	$125,158	$7,778,734

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements
Measurement of Allowances for Credit Losses on AFS Securities
The Company uses a discounted cash flow method to estimate and recognize an allowance for credit losses on both Agency and non-Agency AFS securities that are not accounted for under the fair value option. The following tables present the changes for the years ended December 31, 2022, 2021 and 2020 in the allowance for credit losses on Agency and non-Agency AFS securities:

	Year Ended
	December 31, 2022
(in thousands)	Agency	Non-Agency	Total
Allowance for credit losses at beginning of period	$(12,851)	$(1,387)	$(14,238)
Additions on securities for which credit losses were not previously recorded	(482)	(501)	(983)
(Increase) decrease on securities with previously recorded credit losses	(3,462)	1,715	(1,747)
Write-offs	10,010	—	10,010
Allowance for credit losses at end of period	$(6,785)	$(173)	$(6,958)

	Year Ended
	December 31, 2021
(in thousands)	Agency	Non-Agency	Total
Allowance for credit losses at beginning of period	$(17,889)	$(4,639)	$(22,528)
Additions on securities for which credit losses were not previously recorded	(190)	(4,365)	(4,555)
Increase on securities with previously recorded credit losses	(4,542)	(666)	(5,208)
Write-offs	9,770	8,283	18,053
Allowance for credit losses at end of period	$(12,851)	$(1,387)	$(14,238)

	Year Ended
	December 31, 2020
(in thousands)	Agency	Non-Agency	Total
Allowance for credit losses at beginning of period	$—	$(244,876)	$(244,876)
Additions on securities for which credit losses were not previously recorded	(32,931)	(11,428)	(44,359)
Reductions for securities sold	—	246,792	246,792
Decrease (increase) on securities with previously recorded credit losses	385	(14,466)	(14,081)
Write-offs	14,657	21,874	36,531
Recoveries of amounts previously written off	—	(2,535)	(2,535)
Allowance for credit losses at end of period	$(17,889)	$(4,639)	$(22,528)

Prior to the adoption of ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments on January 1, 2020, the Company periodically evaluated AFS securities for other-than-temporary impairments, or OTTI, and recognized the related credit losses in earnings. As of December 31, 2019, the Company’s cumulative credit losses related to OTTI totaled $17.0 million. During the three months ended March 31, 2020, the Company sold all securities for which OTTI had been recognized prior to January 1, 2020, reducing the Company’s cumulative credit losses related to OTTI to zero.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements
The following tables present the components comprising the carrying value of AFS securities for which an allowance for credit losses has not been recorded by length of time that the securities had an unrealized loss position as of December 31, 2022 and December 31, 2021. At December 31, 2022 and December 31, 2021, the Company held 704 and 756 AFS securities, respectively; of the securities for which an allowance for credit losses has not been recorded, 553 and 45 were in an unrealized loss position for less than twelve consecutive months. At both December 31, 2022 and December 31, 2021, none of the Company’s AFS securities were in an unrealized loss position for more than twelve months without an allowance for credit losses recorded.

	December 31, 2022
	Unrealized Loss Position for
	Less than 12 Months		12 Months or More		Total
(in thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Agency	$7,168,694	$(328,258)	$—	$—	$7,168,694	$(328,258)
Non-Agency	117,816	(5,933)	—	—	117,816	(5,933)
Total	$7,286,510	$(334,191)	$—	$—	$7,286,510	$(334,191)

	December 31, 2021
	Unrealized Loss Position for
	Less than 12 Months		12 Months or More		Total
(in thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Agency	$2,371,216	$(12,031)	$—	$—	$2,371,216	$(12,031)
Non-Agency	9,613	(1,230)	—	—	9,613	(1,230)
Total	$2,380,829	$(13,261)	$—	$—	$2,380,829	$(13,261)

Realized Gains and Losses
Gains and losses from the sale of AFS securities are recorded as realized gains (losses) within (loss) gain on investment securities in the Company’s consolidated statements of comprehensive loss. The following table presents details around sales of AFS securities during the years ended December 31, 2022, 2021 and 2020:

	Year Ended
	December 31,
(in thousands)	2022	2021	2020
Proceeds from sales of available-for-sale securities	$7,793,705	$6,274,193	$18,349,338
Amortized cost of available-for-sale securities sold	(8,359,967)	(6,137,824)	(19,273,667)
Total realized (losses) gains on sales, net	$(566,262)	$136,369	$(924,329)

Gross realized gains	$40,574	$167,269	$337,360
Gross realized losses	(606,836)	(30,900)	(1,261,689)
Total realized (losses) gains on sales, net	$(566,262)	$136,369	$(924,329)

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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements
The following table summarizes activity related to MSR for the years ended December 31, 2022, 2021 and 2020.

	Year Ended
	December 31,
(in thousands)	2022	2021	2020
Balance at beginning of period	$2,191,578	$1,596,153	$1,909,444
Purchases of mortgage servicing rights	640,051	777,305	623,284
Sales of mortgage servicing rights	(259,059)	(43,411)	1,976
Changes in fair value due to:
Changes in valuation inputs or assumptions used in the valuation model (1)	793,631	562,843	(396,900)
Other changes in fair value (2)	(371,023)	(666,160)	(538,761)
Other changes (3)	(10,241)	(35,152)	(2,890)
Balance at end of period (4)	$2,984,937	$2,191,578	$1,596,153
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

At December 31, 2022 and December 31, 2021, the Company pledged MSR with a carrying value of $3.0 billion and $2.1 billion, respectively, as collateral for repurchase agreements, revolving credit facilities and term notes payable. See Note 11 - Repurchase Agreements, Note 12 - Revolving Credit Facilities and Note 13 - Term Notes Payable.
As of December 31, 2022 and December 31, 2021, the key economic assumptions and sensitivity of the fair value of MSR to immediate 10% and 20% adverse changes in these assumptions were as follows:

(dollars in thousands, except per loan data)	December 31, 2022	December 31, 2021
Weighted average prepayment speed:	6.9%	12.9%
Impact on fair value of 10% adverse change	$(50,192)	$(110,222)
Impact on fair value of 20% adverse change	$(100,995)	$(210,406)
Weighted average delinquency:	0.9%	1.3%
Impact on fair value of 10% adverse change	$(3,880)	$(3,470)
Impact on fair value of 20% adverse change	$(7,777)	$(6,947)
Weighted average option-adjusted spread:	5.3%	4.7%
Impact on fair value of 10% adverse change	$(44,431)	$(42,188)
Impact on fair value of 20% adverse change	$(87,354)	$(82,126)
Weighted average per loan annual cost to service:	$67.92	$66.76
Impact on fair value of 10% adverse change	$(20,148)	$(25,919)
Impact on fair value of 20% adverse change	$(39,401)	$(51,911)

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
Mortgage Servicing Income
The following table presents the components of servicing income recorded on the Company’s consolidated statements of comprehensive loss for the years ended December 31, 2022, 2021 and 2020:

	Year Ended
	December 31,
(in thousands)	2022	2021	2020
Servicing fee income	$564,923	$461,381	$416,936
Ancillary and other fee income	1,932	2,436	1,945
Float income	37,056	4,589	24,470
Total	$603,911	$468,406	$443,351

Mortgage Servicing Advances
As the servicer of record for the MSR assets, the Company may be required to advance principal and interest payments to security holders, and intermittent tax and insurance payments to local authorities and insurance companies on mortgage loans that are in forbearance, delinquency or default. The Company is responsible for funding these advances, potentially for an extended period of time, before receiving reimbursement from Fannie Mae and Freddie Mac. Servicing advances are priority cash flows in the event of a loan principal reduction or foreclosure and ultimate liquidation of the real estate-owned property, thus making their collection reasonably assured. These servicing advances totaled $119.0 million and $130.6 million and were included in other assets on the consolidated balance sheets as of December 31, 2022 and December 31, 2021, respectively. At December 31, 2022 and December 31, 2021, mortgage loans in 60+ day delinquent status (whether or not subject to forbearance) accounted for approximately 0.8% and 1.3%, respectively, of the aggregate principal balance of loans for which the Company had servicing advance funding obligations.
The Company has one revolving credit facility to finance its servicing advance obligations. At December 31, 2022 and December 31, 2021, the Company had pledged servicing advances with a carrying value of $67.8 million and $33.8 million, respectively, as collateral for this revolving credit facility. See Note 12 - Revolving Credit Facilities.
Serviced Mortgage Assets
The Company’s total serviced mortgage assets consist of residential mortgage loans underlying its MSR assets, off-balance sheet residential mortgage loans owned by other entities for which the Company acts as servicing administrator and other assets. The following table presents the number of loans and unpaid principal balance of the mortgage assets for which the Company manages the servicing as of December 31, 2022 and December 31, 2021:

	December 31, 2022		December 31, 2021
(dollars in thousands)	Number of Loans	Unpaid Principal Balance	Number of Loans	Unpaid Principal Balance
Mortgage servicing rights	809,025	$204,876,693	796,205	$193,770,566
Residential mortgage loans	636	374,005	868	519,270
Other assets	4	269	2	40
Total serviced mortgage assets	809,665	$205,250,967	797,075	$194,289,876

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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements
The following table presents the Company’s restricted cash balances as of December 31, 2022 and December 31, 2021:

(in thousands)	December 31, 2022	December 31, 2021
Restricted cash balances held by trading counterparties:
For securities trading activity	$2,202	$23,800
For derivatives trading activity	79,220	136,271
For servicing activities	36,690	26,704
As restricted collateral for borrowings	324,854	747,979
Total restricted cash balances held by trading counterparties	442,966	934,754
Restricted cash balance pursuant to letter of credit on office lease	60	60
Total	$443,026	$934,814

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the Company’s consolidated balance sheets as of December 31, 2022 and December 31, 2021 that sum to the total of the same such amounts shown in the statements of cash flows:

(in thousands)	December 31, 2022	December 31, 2021
Cash and cash equivalents	$683,479	$1,153,856
Restricted cash	443,026	934,814
Total cash, cash equivalents and restricted cash	$1,126,505	$2,088,670

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
The following tables present the gross fair value and notional amounts of the Company’s derivative financial instruments treated as trading derivatives as of December 31, 2022 and December 31, 2021:

	December 31, 2022
	Derivative Assets		Derivative Liabilities
(in thousands)	Fair Value	Notional	Fair Value	Notional
Inverse interest-only securities	$15,293	$196,456	$—	$—
Interest rate swap agreements	—	—	—	—
Swaptions, net	—	—	—	—
TBAs	11,145	(650,000)	(34,048)	4,476,000
Futures, net	—	(18,285,452)	—	—
Total	$26,438	$(18,738,996)	$(34,048)	$4,476,000

	December 31, 2021
	Derivative Assets		Derivative Liabilities
(in thousands)	Fair Value	Notional	Fair Value	Notional
Inverse interest-only securities	$41,367	$247,101	$—	$—
Interest rate swap agreements	—	20,387,300	—	—
Swaptions, net	—	—	(51,743)	(1,761,000)
TBAs	3,405	3,523,000	(1,915)	593,000
Futures, net	35,362	(5,829,600)	—	—
Total	$80,134	$18,327,801	$(53,658)	$(1,168,000)

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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements
The following table summarizes the location and amount of gains and losses on derivative instruments reported in the consolidated statements of comprehensive loss:

Derivative Instruments	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		Year Ended
(in thousands)		December 31,
		2022	2021	2020
Interest rate risk management:
TBAs	Gain (loss) on other derivative instruments	$(487,713)	$(193,479)	$60,798
Futures	Gain (loss) on other derivative instruments	514,467	(49,213)	18,143
Options on TBAs	Gain (loss) on other derivative instruments	—	(5,683)	—
Options on futures	Gain (loss) on other derivative instruments	(2,224)	—	—
Interest rate swaps - Payers	Gain (loss) on interest rate swap, cap and swaption agreements	772,829	92,317	(1,128,788)
Interest rate swaps - Receivers	Gain (loss) on interest rate swap, cap and swaption agreements	(756,744)	(66,828)	879,289
Swaptions	Gain (loss) on interest rate swap, cap and swaption agreements	13,414	16,602	(61,307)
Markit IOS total return swaps	Gain (loss) on other derivative instruments	—	—	(2,430)
Non-risk management:
Inverse interest-only securities	Gain (loss) on other derivative instruments	(15,220)	(2,908)	13,512
Total		$38,809	$(209,192)	$(220,783)

For the years ended December 31, 2022, 2021 and 2020, the Company recognized $4.8 million of expense, $14.3 million of income, and $66.2 million of expense, respectively, for the accrual and/or settlement of the net interest expense associated with its interest rate swaps and caps. The income resulted from paying either a fixed interest rate or a floating interest rate (e.g., LIBOR, OIS or SOFR) and receiving either a floating interest rate (e.g., LIBOR, OIS or SOFR) or a fixed interest rate on an average $12.4 billion, $15.9 billion and $27.1 billion notional, respectively.
The following tables present information with respect to the volume of activity in the Company’s derivative instruments during the years ended December 31, 2022 and 2021:

	Year Ended December 31, 2022
(in thousands)	Beginning of Period Notional Amount	Additions	Settlement, Termination, Expiration or Exercise	End of Period Notional Amount	Average Notional Amount	Realized Gain (Loss), net (1)
Inverse interest-only securities	$247,101	$—	$(50,645)	$196,456	$219,813	$—
Interest rate swap agreements	20,387,300	22,398,148	(42,785,448)	—	12,424,320	29,543
Swaptions, net	(1,761,000)	(1,000,000)	2,761,000	—	(1,274,101)	13,654
TBAs, net	4,116,000	69,828,000	(70,118,000)	3,826,000	4,743,504	(463,320)
Futures, net	(5,829,600)	(68,777,002)	56,321,150	(18,285,452)	(13,921,620)	487,267
Options on futures, net	—	2,000	(2,000)	—	416	(2,224)
Total	$17,159,801	$22,451,146	$(53,873,943)	$(14,262,996)	$2,192,332	$64,920

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

	Year Ended December 31, 2021
(in thousands)	Beginning of Period Notional Amount	Additions	Settlement, Termination, Expiration or Exercise	End of Period Notional Amount	Average Notional Amount	Realized Gain (Loss), net (1)
Inverse interest-only securities	$318,162	$—	$(71,061)	$247,101	$282,380	$(398)
Interest rate swap agreements	12,646,341	10,107,476	(2,366,517)	20,387,300	15,870,590	(5,778)
Swaptions, net	3,750,000	(2,871,000)	(2,640,000)	(1,761,000)	(428,586)	8,147
TBAs, net	5,197,000	90,927,000	(92,008,000)	4,116,000	6,538,666	(175,368)
Options on TBAs, net	—	1,500,000	(1,500,000)	—	267,123	(5,683)
Futures, net	2,021,100	7,447,600	(15,298,300)	(5,829,600)	(2,197,734)	(80,867)
Total	$23,932,603	$107,111,076	$(113,883,878)	$17,159,801	$20,332,439	$(259,947)
____________________
(1)Excludes net interest paid or received in full settlement of the net interest spread liability.

Cash flow activity related to derivative instruments is reflected within the operating activities and investing activities sections of the consolidated statements of cash flows. Realized gains and losses and derivative fair value adjustments are reflected within the realized and unrealized (gains) losses on interest rate swaps, caps and swaptions and unrealized losses (gains) on other derivative instruments line items within the operating activities section of the consolidated statements of cash flows. The remaining cash flow activity related to derivative instruments is reflected within the (purchases) short sales of derivative instruments, net; proceeds from sales and settlement (payments for termination and settlement) of derivative instruments, net; and increase in due to counterparties, net line items within the investing activities section of the consolidated statements of cash flows.
Interest Rate Sensitive Assets/Liabilities
The Company’s Agency RMBS portfolio is generally subject to change in value when interest rates or prepayment speeds decrease or increase, depending on the type of investment. Periods of rising interest rates with corresponding decreasing prepayment speeds generally result in a decline in the value of the Company’s fixed-rate Agency principal and interest (P&I) RMBS. The impact of this effect on the Company’s fixed-rate Agency P&I RMBS portfolio is partially mitigated by the presence of fixed-rate interest-only Agency RMBS, which generally increase in value when prepayment speeds decrease and MSR, which generally increase in value when prepayment speeds decrease and interest rates increase. As of December 31, 2022 and December 31, 2021, the Company had $23.8 million and $274.1 million, respectively, of interest-only securities, and $3.0 billion and $2.2 billion, respectively, of MSR. Interest-only securities are included in AFS securities, at fair value, in the consolidated balance sheets.
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
The Company did not hold any derivative instruments that incorporate LIBOR as the referenced rate as of December 31, 2022. See Note 2 - Basis of Presentation and Significant Accounting Policies for further discussion of the transition away from LIBOR.

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
The Company may hold both long and short notional TBA positions, which are disclosed on a gross basis according to the unrealized gain or loss position of each TBA contract regardless of long or short notional position. The following tables present the notional amount, cost basis, market value and carrying value (which approximates fair value) of the Company’s TBA positions as of December 31, 2022 and December 31, 2021:

	December 31, 2022
				Net Carrying Value (4)
(in thousands)	Notional Amount (1)	Cost Basis (2)	Market Value (3)	Derivative Assets	Derivative Liabilities
Purchase contracts	$4,826,000	$4,802,009	$4,767,989	$28	$(34,048)
Sale contracts	(1,000,000)	(878,711)	(867,594)	11,117	—
TBAs, net	$3,826,000	$3,923,298	$3,900,395	$11,145	$(34,048)

	December 31, 2021
				Net Carrying Value (4)
(in thousands)	Notional Amount (1)	Cost Basis (2)	Market Value (3)	Derivative Assets	Derivative Liabilities
Purchase contracts	$4,116,000	$4,238,881	$4,240,371	$3,405	$(1,915)
Sale contracts	—	—	—	—	—
TBAs, net	$4,116,000	$4,238,881	$4,240,371	$3,405	$(1,915)
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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements
Futures. The Company may use a variety of types of futures independently, or in conjunction with other derivative and non-derivative instruments, in order to mitigate risks. The following table summarizes certain characteristics of the Company’s futures as of December 31, 2022 and December 31, 2021:

(dollars in thousands)	December 31, 2022			December 31, 2021
Type & Maturity	Notional Amount	Carrying Value	Weighted Average Days to Expiration	Notional Amount	Carrying Value	Weighted Average Days to Expiration
U.S. Treasury futures - 2 year	$(562,200)	$—	95	$—	$—	0
U.S. Treasury futures - 5 year	(3,855,500)	—	95	—	—	0
U.S. Treasury futures - 10 year	(2,397,200)	—	90	687,900	1,809	90
U.S. Treasury futures - 20 year	101,000	—	90	—	—	0
Federal Funds futures - 30 day	(7,948,552)	—	92	—	—	0
Eurodollar futures - 3 month:
≤ 1 year	(2,957,000)	—	184	(3,582,000)	15,121	213
> 1 and ≤ 2 years	(666,000)	—	489	(2,269,500)	14,952	560
> 2 and ≤ 3 years	—	—	0	(666,000)	3,480	854
Total futures	$(18,285,452)	$—	122	$(5,829,600)	$35,362	370

Interest Rate Swap Agreements. The Company may use interest rate swaps independently, or in conjunction with other derivative and non-derivative instruments, in order to mitigate risks. The Company did not hold any interest rate swaps as of December 31, 2022. As of December 31, 2021, the Company held the following interest rate swaps that were utilized as economic hedges of interest rate exposure (or duration) whereby the Company receives interest at a floating interest rate (OIS or SOFR):

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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

Interest Rate Swaptions. The Company may use interest rate swaptions (which provide the option to enter into interest rate swap agreements for a predetermined notional amount, stated term and pay and receive interest rates in the future) independently, or in conjunction with other derivative and non-derivative instruments, in order to mitigate risks. The Company did not hold any interest rate swaptions as of December 31, 2022. As of December 31, 2021, the Company had the following outstanding interest rate swaptions:

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
Derivative financial instruments contain an element of credit risk if counterparties are unable to meet the terms of the agreements. Credit risk associated with derivative financial instruments is measured as the net replacement cost should the counterparties that owe the Company under such contracts completely fail to perform under the terms of these contracts, assuming there are no recoveries of underlying collateral, as measured by the market value of the derivative financial instruments. As of December 31, 2022, the fair value of derivative financial instruments as an asset and liability position was $26.4 million and $34.0 million, respectively.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements
Note 8. Reverse Repurchase Agreements
As of December 31, 2022 and December 31, 2021, the Company had $189.5 million and $129.2 million in amounts due to counterparties as collateral for reverse repurchase agreements that could be pledged, delivered or otherwise used, with a fair value of $189.3 million and $134.7 million, respectively. Additionally, as of December 31, 2022, the Company had entered into $877.6 million in reverse repurchase agreements in order to effectively borrow U.S. Treasury securities and pledge them as collateral for $888.3 million of repurchase agreements (see Note 11 - Repurchase Agreements for further detail).

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
Reverse repurchase agreements and repurchase agreements with the same counterparty and the same maturity are presented net in the Company’s consolidated balance sheets when the terms of the agreements meet the criteria to permit netting. The Company reports cash flows on repurchase agreements as financing activities and cash flows on reverse repurchase agreements as investing activities in the consolidated statements of cash flows. The Company presents derivative assets and liabilities (other than centrally cleared or exchange-traded derivative instruments) subject to master netting arrangements or similar agreements on a net basis, based on derivative type and counterparty, in its consolidated balance sheets. Separately, the Company presents cash collateral subject to such arrangements (other than variation margin on centrally cleared or exchange-traded derivative instruments) on a net basis, based on counterparty, in its consolidated balance sheets. However, the Company does not offset repurchase agreements, reverse repurchase agreements or derivative assets and liabilities (other than centrally cleared or exchange-traded derivative instruments) with the associated cash collateral on its consolidated balance sheets.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements
The following tables present information about the Company’s assets and liabilities that are subject to master netting arrangements or similar agreements and can potentially be offset on the Company’s consolidated balance sheets as of December 31, 2022 and December 31, 2021:

	December 31, 2022
				Gross Amounts Not Offset with Financial Assets (Liabilities) in the Balance Sheets (1)
(in thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Balance Sheets	Net Amounts of Assets (Liabilities) Presented in the Balance Sheets	Financial Instruments	Cash Collateral (Received) Pledged	Net Amount
Assets
Derivative assets	$98,609	$(72,171)	$26,438	$(26,438)	$—	$—
Reverse repurchase agreements	1,066,935	—	1,066,935	(888,295)	(178,640)	—
Total Assets	$1,165,544	$(72,171)	$1,093,373	$(914,733)	$(178,640)	$—
Liabilities
Repurchase agreements	$(8,603,011)	$—	$(8,603,011)	$8,603,011	$—	$—
Derivative liabilities	(106,219)	72,171	(34,048)	26,438	—	(7,610)
Total Liabilities	$(8,709,230)	$72,171	$(8,637,059)	$8,629,449	$—	$(7,610)

	December 31, 2021
				Gross Amounts Not Offset with Financial Assets (Liabilities) in the Balance Sheets (1)
(in thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Balance Sheets	Net Amounts of Assets (Liabilities) Presented in the Balance Sheets	Financial Instruments	Cash Collateral (Received) Pledged	Net Amount
Assets
Derivative assets	$215,084	$(134,950)	$80,134	$(53,658)	$—	$26,476
Reverse repurchase agreements	134,682	—	134,682	—	(129,227)	5,455
Total Assets	$349,766	$(134,950)	$214,816	$(53,658)	$(129,227)	$31,931
Liabilities
Repurchase agreements	$(7,656,445)	$—	$(7,656,445)	$7,656,445	$—	$—
Derivative liabilities	(188,608)	134,950	(53,658)	53,658	—	—
Total Liabilities	$(7,845,053)	$134,950	$(7,710,103)	$7,710,103	$—	$—
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
The Company classified 98.4% and 1.6% of its AFS securities as Level 2 and Level 3 fair value assets, respectively, at December 31, 2022.
Mortgage servicing rights. The Company holds a portfolio of MSR that are carried at fair value on the consolidated balance sheets. The Company determines fair value of its MSR based on prices obtained from third-party pricing vendors. Although MSR transactions may be observable in the marketplace, the details of those transactions are not necessarily reflective of the value of the Company’s MSR portfolio. Third-party vendors use both observable market data and unobservable market data (including forecasted prepayment speeds, delinquency levels, OAS, and cost to service) as inputs into models, which help to inform their best estimates of fair value market price. As a result, the Company classified 100% of its MSR as Level 3 fair value assets at December 31, 2022.
Derivative instruments. The Company may enter into a variety of derivative financial instruments as part of its hedging strategies. The Company principally executes over-the-counter, or OTC, derivative contracts, such as interest rate swaps and swaptions. The Company utilizes third-party brokers to value its financial derivative instruments. The Company did not hold any interest rate swaps or swaptions at December 31, 2022.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements
The Company may also enter into certain other derivative financial instruments, such as inverse interest-only securities, TBAs, futures and options on futures. The Company utilizes third-party pricing vendors to value inverse interest-only securities, as these instruments are similar in form to the Company’s AFS securities. The Company classified 100% of its inverse interest-only securities at fair value as Level 2 at December 31, 2022. TBAs, futures and options on futures are considered to be active markets such that participants transact with sufficient frequency and volume to provide transparent pricing information for identical instruments. The Company utilizes third-party pricing vendors to value TBAs, futures and options on futures. The Company reported 100% of its TBAs and futures as Level 1 as of December 31, 2022. The Company did not hold any options on futures at December 31, 2022.
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

	Recurring Fair Value Measurements
	December 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	$—	$7,653,576	$125,158	$7,778,734
Mortgage servicing rights	—	—	2,984,937	2,984,937
Derivative assets	11,145	15,293	—	26,438
Total assets	$11,145	$7,668,869	$3,110,095	$10,790,109
Liabilities:
Derivative liabilities	$34,048	$—	$—	$34,048
Total liabilities	$34,048	$—	$—	$34,048

	Recurring Fair Value Measurements
	December 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	$—	$7,149,399	$12,304	$7,161,703
Mortgage servicing rights	—	—	2,191,578	2,191,578
Derivative assets	38,767	41,367	—	80,134
Total assets	$38,767	$7,190,766	$2,203,882	$9,433,415
Liabilities:
Derivative liabilities	$1,915	$51,743	$—	$53,658
Total liabilities	$1,915	$51,743	$—	$53,658

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements
The Company may be required to measure certain assets or liabilities at fair value from time to time. These periodic fair value measures typically result from application of certain impairment measures under U.S. GAAP. These items would constitute nonrecurring fair value measures under ASC 820. As of December 31, 2022, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis in the periods presented.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements
The following table presents the reconciliation for the Company’s Level 3 assets measured at fair value on a recurring basis:

	Year Ended
	December 31,
	2022				2021
(in thousands)	Available-For-Sale Securities		Mortgage Servicing Rights		Available-For-Sale Securities		Mortgage Servicing Rights
Beginning of period level 3 fair value	$12,304		$2,191,578		$13,031		$1,596,153
Gains (losses) included in net income (loss):
Realized	(1,405)		(368,255)		(10,905)		(677,784)
Unrealized	(3,632)	(1)	793,631	(2)	(1,185)	(1)	562,843	(2)
Reversal of provision for credit losses	1,213		—		11,188		—
Net gains (losses) included in net income (loss)	(3,824)		425,376		(902)		(114,941)
Other comprehensive income	1,023		—		(9,449)		—
Purchases	122,030		640,051		11,201		777,305
Sales	(6,375)		(261,827)		(1,577)		(31,787)
Settlements	—		(10,241)		—		(35,152)
Gross transfers into level 3	—		—		—		—
Gross transfers out of level 3	—		—		—		—
End of period level 3 fair value	$125,158		$2,984,937		$12,304		$2,191,578
Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$(4,535)	(3)	$696,807	(4)	$(1,185)	(3)	$461,258	(4)
Change in unrealized gains or losses for the period included in other comprehensive (loss) income for assets held at the end of the reporting period	$(3,512)		$—		$(10,635)		$—
____________________
(1)The change in unrealized gains or losses on available-for-sale securities accounted for under the fair value option was recorded in (loss) gain on investment securities on the consolidated statements of comprehensive loss.
(2)The change in unrealized gains or losses on MSR was recorded in gain (loss) on servicing asset on the consolidated statements of comprehensive loss.
(3)The change in unrealized gains or losses on available-for-sale securities accounted for under the fair value option that were held at the end of the reporting period was recorded in (loss) gain on investment securities on the consolidated statements of comprehensive loss.
(4)The change in unrealized gains or losses on MSR that were held at the end of the reporting period was recorded in gain (loss) on servicing asset on the consolidated statements of comprehensive loss.

No transfers between Level 1, Level 2 or Level 3 were made during the years ended December 31, 2022 and 2021. Transfers between Levels are deemed to take place on the first day of the reporting period in which the transfer has taken place.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements
The Company also used multiple third-party pricing vendors in the fair value measurement of its Level 3 MSR. The tables below present information about the significant unobservable market data used by the third-party pricing vendors as inputs into models utilized to inform their best estimates of the fair value measurement of the Company’s MSR classified as Level 3 fair value assets at December 31, 2022 and December 31, 2021:

December 31, 2022
Valuation Technique	Unobservable Input	Range			Weighted Average (1)
Discounted cash flow	Constant prepayment speed	6.2%	-	7.6%	6.9%
	Delinquency	0.8%	-	0.9%	0.9%
	Option-adjusted spread	5.1%	-	8.5%	5.3%
	Per loan annual cost to service	$67.41	-	$80.96	$67.92

December 31, 2021
Valuation Technique	Unobservable Input	Range			Weighted Average (1)
Discounted cash flow	Constant prepayment speed	10.0%	-	17.9%	12.9%
	Delinquency	0.9%	-	1.8%	1.3%
	Option-adjusted spread	4.6%	-	9.2%	4.7%
	Per loan annual cost to service	$66.04	-	$83.91	$66.76
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
•The carrying value of repurchase agreements and revolving credit facilities that mature in less than one year generally approximates fair value due to the short maturities. As of December 31, 2022, the Company had outstanding borrowings of $918.8 million under revolving credit facilities that are considered long-term. The Company’s long-term revolving credit facilities have floating rates based on an index plus a spread and the credit spread is typically consistent with those demanded in the market. Accordingly, the interest rates on these borrowings are at market and thus carrying value approximates fair value. The Company categorizes the fair value measurement of these liabilities as Level 2.
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
•Convertible senior notes are carried at their unpaid principal balance, net of any unamortized deferred issuance costs. The Company estimates the fair value of its convertible senior notes using the market transaction price nearest to December 31, 2022. The Company categorizes the fair value measurement of these assets as Level 2.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements
The following table presents the carrying values and estimated fair values of assets and liabilities that are required to be recorded or disclosed at fair value at December 31, 2022 and December 31, 2021:

	December 31, 2022		December 31, 2021
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Available-for-sale securities	$7,778,734	$7,778,734	$7,161,703	$7,161,703
Mortgage servicing rights	$2,984,937	$2,984,937	$2,191,578	$2,191,578
Cash and cash equivalents	$683,479	$683,479	$1,153,856	$1,153,856
Restricted cash	$443,026	$443,026	$934,814	$934,814
Derivative assets	$26,438	$26,438	$80,134	$80,134
Reverse repurchase agreements	$1,066,935	$1,066,935	$134,682	$134,682
Other assets	$3,493	$3,493	$3,332	$3,332
Liabilities:
Repurchase agreements	$8,603,011	$8,603,011	$7,656,445	$7,656,445
Revolving credit facilities	$1,118,831	$1,118,831	$420,761	$420,761
Term notes payable	$398,011	$361,905	$396,776	$395,030
Convertible senior notes	$282,496	$246,727	$424,827	$435,774
Derivative liabilities	$34,048	$34,048	$53,658	$53,658

Note 11. Repurchase Agreements
As of December 31, 2022 and December 31, 2021, the Company had outstanding $8.6 billion and $7.7 billion, respectively, of repurchase agreements. Excluding the effect of the Company’s interest rate swaps, the repurchase agreements had a weighted average borrowing rate of 3.95% and 0.24% and weighted average remaining maturities of 59 and 67 days as of December 31, 2022 and December 31, 2021, respectively. As of December 31, 2022, none of the Company’s repurchase agreements incorporated LIBOR as the referenced rate. See Note 2 - Basis of Presentation and Significant Accounting Policies for further discussion of the transition away from LIBOR.
At December 31, 2022 and December 31, 2021, the Company’s repurchase agreements had the following characteristics and remaining maturities:

	December 31, 2022
	Collateral Type
(in thousands)	Agency RMBS	Non-Agency Securities	Agency Derivatives	Mortgage Servicing Rights	U.S Treasuries (1)	Total Amount Outstanding
Within 30 days	$2,570,254	$59,648	$4,177	$—	$57,116	$2,691,195
30 to 59 days	1,774,622	10,984	—	—	375,131	2,160,737
60 to 89 days	2,280,675	177	503	—	255,282	2,536,637
90 to 119 days	696,283	—	8,393	—	200,766	905,442
120 to 364 days	—	—	—	309,000	—	309,000
Total	$7,321,834	$70,809	$13,073	$309,000	$888,295	$8,603,011
Weighted average borrowing rate	3.70%	5.73%	4.83%	7.91%	4.49%	3.95%

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

	December 31, 2021
	Collateral Type
(in thousands)	Agency RMBS	Non-Agency Securities	Agency Derivatives	Mortgage Servicing Rights	U.S Treasuries (1)	Total Amount Outstanding
Within 30 days	$1,617,186	$—	$10,097	$—	$—	$1,627,283
30 to 59 days	1,807,544	—	—	—	—	1,807,544
60 to 89 days	1,979,717	171	1,168	—	—	1,981,056
90 to 119 days	1,240,915	—	8,520	—	—	1,249,435
120 to 364 days	849,868	—	16,259	125,000	—	991,127
Total	$7,495,230	$171	$36,044	$125,000	$—	$7,656,445
Weighted average borrowing rate	0.17%	1.24%	0.74%	4.00%	—%	0.24%
____________________
(1)U.S. Treasury securities effectively borrowed under reverse repurchase agreements.

The following table summarizes assets at carrying values that are pledged or restricted as collateral for the future payment obligations of the Company’s repurchase agreements:

(in thousands)	December 31, 2022	December 31, 2021
Available-for-sale securities, at fair value	$7,426,953	$7,009,449
Mortgage servicing rights, at fair value (1)	667,238	725,985
Restricted cash	324,654	747,779
Due from counterparties	22,055	30,764
Derivative assets, at fair value	14,738	39,609
U.S. Treasuries (2)	877,632	—
Total	$9,333,270	$8,553,586
____________________
(1)MSR repurchase agreements are secured by a VFN issued in connection with the Company’s securitization of MSR, which is collateralized by the Company’s MSR.
(2)U.S. Treasury securities effectively borrowed under reverse repurchase agreements..

Although the transactions under repurchase agreements represent committed borrowings until maturity, the respective lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets would require the Company to provide additional collateral or fund margin calls.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements
The following table summarizes certain characteristics of the Company’s repurchase agreements and counterparty concentration at December 31, 2022 and December 31, 2021:

	December 31, 2022				December 31, 2021
(dollars in thousands)	Amount Outstanding	Net Counterparty Exposure (1)	Percent of Equity	Weighted Average Days to Maturity	Amount Outstanding	Net Counterparty Exposure (1)	Percent of Equity	Weighted Average Days to Maturity
Credit Suisse	$309,000	$158,252	7%	363	$125,000	$353,975	13%	181
All other counterparties (2)	8,294,011	316,564	14%	48	7,531,445	314,258	11%	65
Total	$8,603,011	$474,816			$7,656,445	$668,233
____________________
(1)Represents the net carrying value of the assets sold under agreements to repurchase, including accrued interest plus any cash or assets on deposit to secure the repurchase obligation, less the amount of the repurchase liability, including accrued interest.
(2)Represents amounts outstanding with 19 and 19 counterparties at December 31, 2022 and December 31, 2021, respectively.

The Company does not anticipate any defaults by its repurchase agreement counterparties. There can be no assurance, however, that any such default or defaults will not occur.

Note 12. Revolving Credit Facilities
To finance MSR assets and related servicing advance obligations, the Company has entered into revolving credit facilities collateralized by the value of the MSR and/or servicing advances pledged. As of December 31, 2022 and December 31, 2021, the Company had outstanding short- and long-term borrowings under revolving credit facilities of $1.1 billion and $420.8 million with a weighted average borrowing rate of 7.68% and 3.46% and weighted average remaining maturities of 1.1 and 1.2 years, respectively. As of December 31, 2022, none of the Company’s revolving credit facilities incorporated LIBOR as the referenced rate. See Note 2 - Basis of Presentation and Significant Accounting Policies for further discussion of the transition away from LIBOR.
At December 31, 2022 and December 31, 2021, borrowings under revolving credit facilities had the following remaining maturities:

(in thousands)	December 31, 2022	December 31, 2021
Within 30 days	$—	$—
30 to 59 days	—	—
60 to 89 days	—	—
90 to 119 days	—	—
120 to 364 days	200,000	274,511
One year and over	918,831	146,250
Total	$1,118,831	$420,761

Although the transactions under revolving credit facilities represent committed borrowings from the time of funding until maturity, the respective lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets below a designated threshold would require the Company to provide additional collateral or pay down the facility. As of December 31, 2022 and December 31, 2021, MSR with a carrying value of $1.8 billion and $904.8 million, respectively, was pledged as collateral for the Company’s future payment obligations under its MSR revolving credit facilities. As of December 31, 2022 and December 31, 2021, servicing advances with a carrying value of $67.8 million and $33.8 million, respectively, were pledged as collateral for the Company’s future payment obligations under its servicing advance revolving credit facility. The Company does not anticipate any defaults by its revolving credit facility counterparties, although there can be no assurance that any such default or defaults will not occur.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements
Note 13. Term Notes Payable
The debt issued in connection with the Company’s on-balance sheet securitization is classified as term notes payable and carried at outstanding principal balance, which was $400.0 million as of both December 31, 2022 and December 31, 2021, net of any unamortized deferred debt issuance costs, on the Company’s consolidated balance sheets. As of December 31, 2022 and December 31, 2021, the outstanding amount due on term notes payable was $398.0 million and $396.8 million, net of deferred debt issuance costs, with a weighted average interest rate of 7.19% and 2.90% and weighted average remaining maturities of 1.5 years and 2.5 years. The Company’s term notes incorporate LIBOR as the referenced rate and mature after the phase-out of LIBOR. However, the related agreements have provisions in place that provide for an alternative to LIBOR upon its phase-out. See Note 2 - Basis of Presentation and Significant Accounting Policies for further discussion of the transition away from LIBOR.
At December 31, 2022 and December 31, 2021, the Company pledged MSR with a carrying value of $500.0 million and $500.0 million and weighted average underlying loan coupon of 3.33% and 3.36%, respectively, as collateral for term notes payable. Additionally, as of December 31, 2022 and December 31, 2021, $0.2 million and $0.2 million of cash was held in restricted accounts as collateral for the future payment obligations of outstanding term notes payable, respectively.

Note 14. Convertible Senior Notes
In January 2017, the Company closed an underwritten public offering of $287.5 million aggregate principal amount of convertible senior notes due 2022, or the 2022 notes. The net proceeds from the offering were approximately $282.2 million after deducting underwriting discounts and estimated offering expenses payable by the Company. The Company used a portion of the net proceeds from the offering of the 2026 notes (defined below) to fund the repurchase via privately negotiated transactions of $143.7 million principal amount of its 2022 notes. As of December 31, 2021, $143.8 million principal amount of the 2022 notes remained outstanding, and these remaining 2022 notes matured pursuant to their terms in January 2022. The 2022 notes were unsecured, paid interest semiannually at a rate of 6.25% per annum and were convertible at the option of the holder into shares of the Company’s common stock.
In February 2021, the Company closed an underwritten public offering of $287.5 million aggregate principal amount of convertible senior notes due 2026, or the 2026 notes. The net proceeds from the offering were approximately $279.9 million after deducting underwriting discounts and estimated offering expenses payable by the Company. The 2026 notes are unsecured, pay interest semiannually at a rate of 6.25% per annum and are convertible at the option of the holder into shares of the Company’s common stock. As of December 31, 2022 and December 31, 2021, the 2026 notes had a conversion rate of 33.8752 and 33.8753 shares of common stock per $1,000 principal amount of the notes, respectively (based on the retroactive adjustment due to the Company’s one-for-four reverse stock split described in Note 16 - Stockholders’ Equity). The 2026 notes will mature in January 2026, unless earlier converted or repurchased in accordance with their terms. The Company does not have the right to redeem the 2026 notes prior to maturity, but may repurchase the 2026 notes in open market or privately negotiated transactions at the same or differing price without giving prior notice to or obtaining any consent of the holders. The Company may also be required to repurchase the notes from holders under certain circumstances.
The aggregate outstanding amount due on the 2026 notes as of December 31, 2022 and the 2022 notes and 2026 notes as of December 31, 2021 was $282.5 million and $424.8 million, respectively, net of deferred issuance costs.

Note 15. Commitments and Contingencies
The following represent the material commitments and contingencies of the Company as of December 31, 2022:
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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements
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
As of December 31, 2022, the Company’s consolidated financial statements do not recognize a contingency liability or disclose a range of reasonably possible loss under ASC 450 because management does not believe that a loss or expense related to the Federal Complaint is probable or reasonably estimable. The specific factors that limit the Company’s ability to reasonably estimate a loss or expense related to the Federal Complaint include that the matter is in early stages and no amount of damages has been specified. If and when management believes losses associated with the Federal Complaint are a probable future event that may result in a loss or expense to the Company and the loss or expense is reasonably estimable, the Company will recognize a contingency liability and resulting loss in such period.
Based on information currently available, management is not aware of any other legal or regulatory claims that would have a material effect on the Company’s consolidated financial statements and therefore no accrual is required as of December 31, 2022.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements
Note 16. Stockholders’ Equity
Redeemable Preferred Stock
The following is a summary of the Company’s series of cumulative redeemable preferred stock issued and outstanding as of December 31, 2022. In the event of a voluntary or involuntary liquidation, dissolution or winding up of the Company, each series of preferred stock will rank on parity with one another and rank senior to the Company’s common stock with respect to the payment of the dividends and the distribution of assets.

(dollars in thousands)
Class of Stock	Issuance Date	Shares Issued and Outstanding	Carrying Value	Contractual Rate	Redemption Eligible Date (1)	Fixed to Floating Rate Conversion Date (2)	Floating Annual Rate (3)
Series A	March 14, 2017	5,321,451	$128,522	8.125%	April 27, 2027	April 27, 2027	3M LIBOR + 5.660%
Series B	July 19, 2017	10,713,154	259,066	7.625%	July 27, 2027	July 27, 2027	3M LIBOR + 5.352%
Series C	November 27, 2017	10,057,445	243,411	7.250%	January 27, 2025	January 27, 2025	3M LIBOR + 5.011%
Total		26,092,050	$630,999
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

For each series of preferred stock, the Company may redeem the stock on or after the redemption date in whole or in part, at any time or from time to time. The Company may also purchase shares of preferred stock from time to time in the open market by tender or in privately negotiated transactions. Each series of preferred stock has a par value of $0.01 per share and a liquidation and redemption price of $25.00, plus any accumulated and unpaid dividends thereon up to, but excluding, the redemption date. Through December 31, 2022, the Company had declared and paid all required quarterly dividends on the Company’s preferred stock.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements
Preferred Share Repurchase Program
On June 22, 2022, the Company’s Board of Directors authorized the repurchase of up to an aggregate of 5,000,000 shares of the Company’s preferred stock, which includes each series shown in the table above under the heading Redeemable Preferred Stock. Preferred shares may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to trading plans in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, or by any combination of such methods. The manner, price, number and timing of preferred share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The preferred share repurchase program does not require the purchase of any minimum number of shares, and, subject to SEC rules, purchases may be commenced or suspended at any time without prior notice. The preferred share repurchase program does not have an expiration date. As of December 31, 2022, a total of 428,549 shares of the Company’s 8.125% Series A Cumulative Redeemable Preferred Stock, 786,846 shares of the Company’s 7.625% Series B Cumulative Redeemable Preferred Stock and 1,742,555 shares of the Company’s 7.25% Series C Cumulative Redeemable Preferred Stock had been repurchased by the Company under the program for an aggregate cost of $7.8 million, $13.8 million and $29.8 million, respectively, all during the year ended December 31, 2022. The difference between the consideration transferred and the carrying value of the preferred stock resulted in a gain attributable to common stockholders of $20.1 million during the year ended December 31, 2022.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements
As of December 31, 2022, the Company had 86,428,845 shares of common stock outstanding. The following table presents a reconciliation of the common shares outstanding for the years ended December 31, 2022, 2021 and 2020:

Number of common shares
Common shares outstanding, December 31, 2019	68,233,933
Issuance of common stock	15,306
Repurchase of common stock	(26,325)
Non-cash equity award compensation (1)	203,057
Common shares outstanding, December 31, 2020	68,425,971
Issuance of common stock	17,516,255
Non-cash equity award compensation (1)	35,606
Common shares outstanding, December 31, 2021	85,977,831
Issuance of common stock	324,896
Non-cash equity award compensation (1)	126,118
Common shares outstanding, December 31, 2022	86,428,845
____________________
(1)See Note 17 - Equity Incentive Plans for further details regarding the Company’s Equity Incentive Plans.

Distributions to Stockholders
The following table presents cash dividends declared by the Company on its preferred and common stock during the years ended December 31, 2022, 2021 and 2020:

	Year Ended
	December 31,
(dollars in thousands)	2022		2021		2020
Class of Stock	Amount	Per Share	Amount	Per Share	Amount	Per Share
Series A Preferred Stock	$11,462	$2.03	$11,680	$2.03	$11,680	$2.03
Series B Preferred Stock	$21,547	$1.91	$21,921	$1.91	$21,922	$1.91
Series C Preferred Stock	$20,598	$1.81	$21,388	$1.81	$21,388	$1.81
Series D Preferred Stock (1)	$—	$—	$969	$0.32	$5,812	$1.94
Series E Preferred Stock (1)	$—	$—	$2,500	$0.31	$15,000	$1.88
Common Stock	$228,845	$2.64	$205,623	$2.72	$136,842	$2.00
____________________
(1)On March 15, 2021, the Company redeemed all outstanding shares of the Company’s Series D Preferred Stock and Series E Preferred Stock. Holders of record as of such date received the redemption payment of $25.00, plus any accumulated and unpaid dividends thereon up to, but excluding, the redemption date.

Dividend Reinvestment and Direct Stock Purchase Plan
The Company sponsors a dividend reinvestment and direct stock purchase plan through which stockholders may purchase additional shares of the Company’s common stock by reinvesting some or all of the cash dividends received on shares of the Company’s common stock. Stockholders may also make optional cash purchases of shares of the Company’s common stock subject to certain limitations detailed in the plan prospectus. The plan allows for the issuance of up to an aggregate of 937,500 shares of the Company’s common stock. As of December 31, 2022, 113,665 shares have been issued under the plan for total proceeds of approximately $6.0 million, of which 17,653, 13,206 and 15,307 shares were issued for total proceeds of $0.3 million, $0.4 million and $0.4 million during the years ended December 31, 2022, 2021 and 2020, respectively.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements
Common Share Repurchase Program
The Company’s common share repurchase program allows for the repurchase of up to an aggregate of 9,375,000 shares of the Company’s common stock. Common shares may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act, or by any combination of such methods. The manner, price, number and timing of common share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The common share repurchase program does not require the purchase of any minimum number of shares, and, subject to SEC rules, purchases may be commenced or suspended at any time without prior notice. The common share repurchase program does not have an expiration date. As of December 31, 2022, a total of 3,043,575 shares had been repurchased by the Company under the program for an aggregate cost of $201.5 million; of these, 26,325 shares were repurchased for a total cost of $1.1 million during the year ended December 31, 2020. No shares were repurchased during the years ended December 31, 2022 and 2021.
At-the-Market Offerings
The Company is party to an equity distribution agreement under which the Company is authorized to sell up to an aggregate of 11,000,000 shares of its common stock from time to time in any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act of 1933, as amended, or the Securities Act. As of December 31, 2022, 2,183,178 shares of common stock had been sold under the current or prior equity distribution agreements for total accumulated net proceeds of approximately $134.8 million, of which 307,569 and 3,050 shares were sold for net proceeds of $6.1 million and $0.1 million during the years ended December 31, 2022 and 2021, respectively. No shares were sold during the year ended December 31, 2020.
Accumulated Other Comprehensive (Loss) Income
Accumulated other comprehensive (loss) income at December 31, 2022 and December 31, 2021 was as follows:

(in thousands)	December 31, 2022	December 31, 2021
Available-for-sale securities:
Unrealized gains	$47,656	$208,619
Unrealized losses	(326,367)	(22,273)
Accumulated other comprehensive (loss) income	$(278,711)	$186,346

Reclassifications out of Accumulated Other Comprehensive (Loss) Income
The Company reclassifies unrealized gains and losses on AFS securities in accumulated other comprehensive (loss) income to net income (loss) upon the recognition of any realized gains and losses on sales as individual securities are sold. For the years ended December 31, 2022, December 31, 2021 and 2020, the Company reclassified $428.5 million in unrealized losses, $135.6 million in unrealized gains and $530.5 million in unrealized gains, respectively, on sold AFS securities from accumulated other comprehensive (loss) income to (loss) gain on investment securities on the consolidated statements of comprehensive loss.

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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements
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
Restricted Stock Units
The following table summarizes the activity related to RSUs for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022		2021
	Units	Weighted Average Grant Date Fair Market Value	Units	Weighted Average Grant Date Fair Market Value
Outstanding at Beginning of Period	293,426	$28.39	—	$—
Granted	320,783	20.94	334,180	28.42
Vested	(127,283)	(28.17)	(39,336)	(28.60)
Forfeited	(18,294)	(23.73)	(1,418)	(28.20)
Outstanding at End of Period	468,632	$23.54	293,426	$28.39

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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements
Performance Share Units
The following table summarizes the activity related to PSUs for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022		2021
	Target Units	Weighted Average Grant Date Fair Market Value	Target Units	Weighted Average Grant Date Fair Market Value
Outstanding at Beginning of Period	109,356	$34.68	—	$—
Granted	165,820	21.83	127,868	34.68
Vested	—	—	—	—
Forfeited	(9,915)	(27.21)	(18,512)	(34.68)
Outstanding at End of Period	265,261	$26.93	109,356	$34.68

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
Restricted Common Stock
The following table summarizes the activity related to restricted common stock for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022		2021
	Shares	Weighted Average Grant Date Fair Market Value	Shares	Weighted Average Grant Date Fair Market Value
Outstanding at Beginning of Period	113,239	$60.18	305,499	$54.43
Granted	—	—	5,245	28.60
Vested	(69,191)	(59.71)	(188,530)	(51.76)
Forfeited	(1,164)	(60.92)	(8,975)	(22.88)
Outstanding at End of Period	42,884	$60.91	113,239	$60.18

The estimated fair value of restricted common stock on grant date is based on the closing market price of the Company’s common stock on the NYSE on such date. The shares underlying restricted common stock grants to independent directors in 2021 vested immediately. The shares underlying restricted common stock grants to independent directors prior to 2021 and shown as vested or forfeited in the table above were subject to a one-year vesting period. The shares underlying restricted common stock grants to the Company’s executive officers and other eligible individuals vest in three equal annual installments commencing on the first anniversary of the grant date, as long as such grantee complies with the terms and conditions of the applicable restricted stock award agreement.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements
Non-Cash Equity Compensation Expense
For the years ended December 31, 2022, 2021 and 2020 the Company recognized compensation related to RSUs, PSUs and restricted common stock granted pursuant to the Equity Incentive Plans of $11.6 million, $11.5 million and $9.7 million, respectively. As of December 31, 2022, the Company had $4.4 million of total unrecognized compensation cost related to unvested share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 1.34 years.

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
In connection with the termination of the Management Agreement for cause, the Company reversed the $139.8 million accrued fee attributable to the non-renewal during the three months ended September 30, 2020. For the year ended December 31, 2020, the Company incurred a total of $5.7 million in contract termination costs, which includes all estimated costs incurred for legal and advisory services provided to facilitate the termination of the Management Agreement. In accordance with ASC 420, Exit or Disposal Cost Obligations, all expenses incurred for contract terminations are included within restructuring charges on the Company’s consolidated statements of comprehensive loss.

Note 19. Income Taxes
For the years ended December 31, 2022, 2021 and 2020, the Company qualified to be taxed as a REIT under the Code for U.S. federal income tax purposes. As long as the Company qualifies as a REIT, the Company generally will not be subject to U.S. federal income taxes on its taxable income to the extent it annually distributes its net taxable income to stockholders, and does not engage in prohibited transactions. The Company intends to distribute 100% of its REIT taxable income and comply with all requirements to continue to qualify as a REIT. The majority of states also recognize the Company’s REIT status. The Company’s TRSs file separate tax returns and are fully taxed as standalone U.S. C corporations. It is assumed that the Company will retain its REIT status and will incur no REIT level taxation as it intends to comply with the REIT regulations and annual distribution requirements.
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
The following table summarizes the tax provision (benefit) recorded at the taxable subsidiary level for the years ended December 31, 2022, 2021 and 2020:

	Year Ended
	December 31,
(in thousands)	2022	2021	2020
Current tax (benefit) provision:
Federal	$—	$—	$3,275
State	(1,028)	(1,768)	1,304
Total current tax (benefit) provision	(1,028)	(1,768)	4,579
Deferred tax provision (benefit):
Federal	90,916	14,851	(40,267)
State	14,325	(8,891)	—
Total deferred tax provision (benefit)	105,241	5,960	(40,267)
Total provision for (benefit from) income taxes	$104,213	$4,192	$(35,688)

During the year ended December 31, 2022, the Company’s TRSs recognized a provision for income taxes of $104.2 million, which was primarily due to income from MSR servicing activity and net gains recognized on MSR, offset by net losses recognized on derivative instruments and operating expenses. During the year ended December 31, 2021, the Company’s TRSs recognized a provision for income taxes of $4.2 million, which was primarily due to income from MSR servicing activity and gains recognized on MSR, offset by net losses recognized on derivative instruments and operating expenses. During the year ended December 31, 2020, the Company’s TRSs recognized a benefit from income taxes of $35.7 million, which was primarily due to losses recognized on MSR, offset by net gains recognized on derivative instruments held in the Company’s TRSs.
The Company’s taxable income before dividend distributions differs from its pre-tax net income for U.S. GAAP purposes primarily due to unrealized gains and losses, the deferral of capital losses for tax, the recognition of credit losses for U.S. GAAP purposes but not tax purposes, differences in timing of income recognition due to market discount and original issue discount and the calculations surrounding each. These book to tax differences in the REIT are not reflected in the consolidated financial statements as the Company intends to retain its REIT status.
As of December 31, 2022, the Company had $304.6 million of net operating loss carryforwards for federal income tax purposes at the REIT, which may be utilized to offset future taxable income after consideration for the dividends paid deduction. These federal net operating loss carryforwards do not have an expiration date and can be carried forward indefinitely. As of December 31, 2022, the Company had $2.2 billion of capital net operating loss carryforwards for federal income tax purposes at the REIT, which may be utilized to offset future net gains from the sale of capital assets. These federal capital net operating loss carryforwards have an expiration date of five years of which the majority of these losses will expire between 2025 and 2027. The utilization of the capital net operating loss carryforwards will depend on the REIT’s ability to generate sufficient net capital gains prior to the expiration of the carryforward period.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements
The following is a reconciliation of the statutory federal and state rates to the effective rates, for the years ended December 31, 2022, 2021 and 2020:

	Year Ended
	December 31,
	2022		2021		2020
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Provision for (benefit from) income taxes at statutory federal tax rate	$68,135	21%	$40,198	21%	$(349,823)	21%
State taxes, net of federal benefit, if applicable	10,478	3%	(8,420)	(4)%	1,030	—%
Permanent differences in taxable income from net income for U.S. GAAP purposes	(93)	—%	15	—%	(3,525)	—%
REIT income not subject to corporate income tax	25,693	8%	(27,601)	(14)%	316,630	(19)%
Provision for (benefit from) income taxes/ effective tax rate(1)	$104,213	32%	$4,192	3%	$(35,688)	2%
____________________
(1)The provision for (benefit from) income taxes is recorded at the taxable subsidiary level.

The Company’s permanent differences in taxable income from net income (loss) for U.S. GAAP purposes in the years ended December 31, 2022 and 2021 were primarily due to state taxes, net of federal benefit in the Company’s TRSs. The Company’s permanent differences in taxable income from net income (loss) for U.S. GAAP purposes in the year ended December 31, 2020 were primarily due to the intercompany sale of securities between the Company’s TRSs and the REIT. Additionally, the Company’s recurring permanent differences in taxable income from net income (loss) for U.S. GAAP purposes in the years ended December 31, 2022, 2021 and 2020 were due to a difference in the dividends paid deduction for tax and compensation expense related to restricted stock dividends and vesting.
The Company’s consolidated balance sheets, as of December 31, 2022 and December 31, 2021 contain the following current and deferred tax liabilities and assets, which are included in other assets, and are recorded at the taxable subsidiary level:

(in thousands)	December 31, 2022	December 31, 2021
Income taxes receivable:
Federal income taxes receivable	$—	$—
State and local income taxes receivable	404	951
Income taxes receivable, net	404	951
Deferred tax assets (liabilities):
Deferred tax asset	33,426	58,264
Deferred tax liability	(80,603)	(200)
Total net deferred tax assets (liabilities)	(47,177)	58,064
Total tax assets (liabilities), net	$(46,773)	$59,015

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements
Deferred Tax Assets and Liabilities
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting and tax purposes at the TRS level. Components of the Company’s deferred tax liabilities and assets as of December 31, 2022 and December 31, 2021 were as follows:

(in thousands)	December 31, 2022	December 31, 2021
Mortgage servicing rights	$(80,492)	$26,382
Net operating loss carryforward	32,301	30,569
Other	1,014	1,113
Total deferred tax assets (liabilities)	(47,177)	58,064
Valuation allowance	—	—
Total net deferred tax assets (liabilities)	$(47,177)	$58,064

As of December 31, 2022 and December 31, 2021, the Company had not recorded a valuation allowance for any portion of its deferred tax assets as it did not believe, at a more likely than not level, that any portion of its deferred tax assets would not be realized.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements
Note 20. Earnings Per Share
The following table presents a reconciliation of the earnings (loss) and shares used in calculating basic and diluted earnings (loss) per share for the years ended December 31, 2022, 2021 and 2020. All per share amounts, common shares outstanding and common equity-based awards for all periods presented have been adjusted on a retroactive basis to reflect the reverse stock split.

	Year Ended
	December 31,
(in thousands, except share data)	2022	2021	2020
Basic Earnings (Loss) Per Share:
Net income (loss)	$220,239	$187,227	$(1,630,135)
Dividends on preferred stock	(53,607)	(58,458)	(75,802)
Gain on repurchase and retirement of preferred stock	20,149	—	—
Dividends and undistributed earnings allocated to participating restricted stock units	(1,203)	(731)	—
Net income (loss) attributable to common stockholders, basic	$185,578	$128,038	$(1,705,937)
Basic weighted average common shares	86,179,418	74,443,000	68,400,237
Basic earnings (loss) per weighted average common share	$2.15	$1.72	$(24.94)
Diluted Earnings (Loss) Per Share:
Net income (loss) attributable to common stockholders, basic	$185,578	$128,038	$(1,705,937)
Reallocation impact of undistributed earnings to participating restricted stock units	—	—	—
Interest expense attributable to convertible notes (1)	19,382	—	—
Net income (loss) attributable to common stockholders, diluted	$204,960	$128,038	$(1,705,937)
Basic weighted average shares	86,179,418	74,443,000	68,400,237
Effect of dilutive shares issued in an assumed vesting of performance share units	157,591	67,884	—
Effect of dilutive shares issued in an assumed conversion	9,739,166	—	—
Diluted weighted average shares	96,076,175	74,510,884	68,400,237
Diluted earnings (loss) per weighted average common share	$2.13	$1.72	$(24.94)
___________________
(1)If applicable, includes a nondiscretionary adjustment for the assumed change in the management fee calculation.

For the years ended December 31, 2022 and 2021, participating RSUs were included in the calculations of basic and diluted earnings per share under the two-class method since it was more dilutive than the alternative treasury stock method. For the years ended December 31, 2022 and 2021, the assumed vesting of outstanding PSUs was included in the calculation of diluted earnings per share under the two-class method since it was more dilutive than the alternative treasury stock method. The Company did not have any RSUs or PSUs during the year ended December 31, 2020.
For the years ended December 31, 2022, 2021 and 2020, excluded from the calculation of diluted earnings per share was the effect of adding back $0.2 million, $28.0 million and $19.2 million of interest expense and 87,137, 12,555,567 and 4,542,788 weighted average common share equivalents, respectively, related to the assumed conversion of the Company’s convertible senior notes, as their inclusion would have been antidilutive. For the year ended December 31, 2022, only the 2022 notes were excluded from the calculation of diluted earnings per share, and the assumed conversion of the Company’s 2026 notes was included in the calculation of diluted earnings per share under the if-converted method.

Note 21. Related Party Transactions
The following summary provides disclosure of the material transactions with affiliates of the Company.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements
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
In accordance with the Management Agreement, the Company incurred $31.7 million as a management fee to PRCM Advisers for the year ended December 31, 2020.
Additionally, prior to the termination of the Management Agreement, the Company reimbursed PRCM Advisers for (a) the Company’s allocable share of the compensation paid by PRCM Advisers to its personnel serving as the Company’s principal financial officer and general counsel and personnel employed by PRCM Advisers as in-house legal, tax, accounting, consulting, auditing, administrative, information technology, valuation, computer programming and development and back-office resources to the Company, (b) any amounts for personnel of PRCM Advisers’ affiliates arising under a shared facilities and services agreement, and (c) certain costs allocated to the Company by PRCM Advisers for data services and technology. In accordance with the Management Agreement, expense reimbursements to PRCM Advisers were required to be made in cash on a quarterly basis following the end of each quarter. The Company reimbursed PRCM Advisers for direct and allocated costs incurred by PRCM Advisers on behalf of the Company of approximately $19.3 million for the year ended December 31, 2020.
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

Note 22. Subsequent Events
On February 6, 2023, the Company completed a public offering of 10,000,000 shares of its common stock. The underwriters purchased the shares from the Company at a price of $17.59 per share, for net proceeds to the Company of approximately $175.6 million after deducting offering expenses. In connection with the offering, the Company also granted the underwriters an option for 30 days to purchase up to an additional 1,500,000 shares of common stock.
Events subsequent to December 31, 2022 were evaluated through the date these consolidated financial statements were issued and no other additional events were identified requiring further disclosure in these consolidated financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None.

Item 9A. Controls and Procedures
A review and evaluation was performed by our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on that review and evaluation, the CEO and CFO have concluded that our current disclosure controls and procedures, as designed and implemented, were effective as of December 31, 2022. Although our CEO and CFO have determined our disclosure controls and procedures were effective at the end of the period covered by this Annual Report on Form 10-K, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the company to disclose material information otherwise required to be set forth in the reports we submit under the Exchange Act.
There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment the Company’s management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 framework).
Based on its assessment, the Company’s management believes that, as of December 31, 2022, the Company’s internal control over financial reporting was effective based on those criteria.
The Company’s independent auditors, Ernst & Young LLP, have issued an attestation report on the effectiveness of the Company’s internal control over financial reporting. This report appears on page 112 of this annual report on Form 10-K.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors
of Two Harbors Investment Corp.
Opinion on Internal Control over Financial Reporting
We have audited Two Harbors Investment Corp.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Two Harbors Investment Corp. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated February 28, 2023 expressed an unqualified opinion thereon.
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
February 28, 2023

Item 9B. Other Information
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III

Items 10, 11, 12 and 13.
The information required by Items 10, 11, 12 and 13 of Part III of this Annual Report is incorporated by reference to information to be set forth in the Company’s definitive Proxy Statement for its 2023 Annual Meeting of Stockholders, which will be filed with the SEC, pursuant to Regulation 14A, not later than 120 days after December 31, 2022.

Item 14. Principal Accounting Fees and Services
We retained Ernst & Young LLP, or EY, to audit our consolidated financial statements for the years ended December 31, 2022 and 2021. We also retained EY to provide various other services in during the years ended December 31, 2022 and 2021. The table below presents the aggregate fees billed to us for professional services performed by EY for the years ended December 31, 2022 and 2021:

	Year Ended
	December 31,
	2022	2021
Audit fees (1)	$1,405,530	$1,163,730
Audit-related fees (2)	49,100	46,100
Tax fees (3)	272,575	278,261
Total principal accountant fees	$1,727,205	$1,488,091
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

The services performed by EY in 2022 were pre-approved by our Audit Committee in accordance with the pre-approval policy set forth in our Audit Committee Charter. This policy requires that all engagement fees and the terms and scope of all auditing and non-auditing services be reviewed and approved by the Audit Committee in advance of their formal initiation.

PART IV

Item 15. Exhibits, Financial Statement Schedules
(a) The following documents are filed as part of this Annual Report on Form 10-K:
(1)Consolidated Financial Statements:
The consolidated financial statements of the Company, together with the independent registered public accounting firm’s report thereon, are set forth in Part II, Item 8 on pages 56 through 64 of this Annual Report on Form 10-K and are incorporated herein by reference.
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
1.1
Equity Distribution Agreement between Two Harbors Investment Corp. and JMP Securities LLC dated November 10, 2022 (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 10, 2022).

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

3.12	Amended and Restated Bylaws of Two Harbors Investment Corp. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on September 23, 2020).

Exhibit Number	Exhibit Index
4.1
Indenture, dated as of January 19, 2017, between Two Harbors Investment Corp. and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 19, 2017).

4.2
Supplemental Indenture, dated as of February 1, 2021, between Two Harbors Investment Corp. and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K file with the SEC on February 1, 2021).

4.3	Description of Securities. (filed herewith)
10.1*	Second Restated 2009 Equity Incentive Plan (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement filed with the SEC on March 26, 2015).
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

10.8	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on November 19, 2009).
21.1	Subsidiaries of registrant. (filed herewith)
23.1	Consent of Independent Registered Public Accounting Firm of Ernst & Young LLP. (filed herewith)
24.1	Powers of Attorney (included on signature page).
31.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
31.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)
101	Financial statements from the Annual Report on Form 10-K of Two Harbors Investment Corp. for the year ended December 31, 2022, formatted in Inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Loss, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements. (filed herewith)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101). (filed herewith)
____________________
*    Management or compensatory agreement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TWO HARBORS INVESTMENT CORP.
Dated:	February 28, 2023	By:	/s/ William Greenberg
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

Signature	Title	Date
/s/ William Greenberg	Director, President and Chief Executive Officer (Principal Executive Officer)	February 28, 2023
William Greenberg

/s/ Mary Riskey	Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2023
Mary Riskey

/s/ Stephen G. Kasnet	Chairman of the Board of Directors	February 28, 2023
Stephen G. Kasnet

/s/ E. Spencer Abraham	Director	February 28, 2023
E. Spencer Abraham

/s/ James J. Bender	Director	February 28, 2023
James J. Bender

/s/ Karen Hammond	Director	February 28, 2023
Karen Hammond

/s/ W. Reid Sanders	Director	February 28, 2023
W. Reid Sanders

/s/ James A. Stern	Director	February 28, 2023
James A. Stern

/s/ Hope B. Woodhouse	Director	February 28, 2023
Hope B. Woodhouse