Form 10-Q
period 2023-03-31
TWO HARBORS INVESTMENT CORP.
filed 2023-05-02
CIK 1465740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of April 27, 2023, there were 96,664,882 shares of outstanding common stock, par value $0.01 per share, issued and outstanding.

TWO HARBORS INVESTMENT CORP.

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2023	December 31, 2022
ASSETS	(unaudited)
Available-for-sale securities, at fair value (amortized cost $9,126,349 and $8,114,627, respectively; allowance for credit losses $5,922 and $6,958, respectively)	$8,960,820	$7,778,734
Mortgage servicing rights, at fair value	3,072,445	2,984,937
Cash and cash equivalents	708,210	683,479
Restricted cash	117,351	443,026
Accrued interest receivable	40,826	36,018
Due from counterparties	317,905	253,374
Derivative assets, at fair value	66,013	26,438
Reverse repurchase agreements	483,916	1,066,935
Other assets	172,805	193,219
Total Assets (1)	$13,940,291	$13,466,160
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Repurchase agreements	$9,084,712	$8,603,011
Revolving credit facilities	1,292,831	1,118,831
Term notes payable	398,326	398,011
Convertible senior notes	282,840	282,496
Derivative liabilities, at fair value	1,693	34,048
Due to counterparties	347,337	541,709
Dividends payable	70,746	64,504
Accrued interest payable	74,916	94,034
Commitments and contingencies (see Note 15)	—	—
Other liabilities	141,207	145,991
Total Liabilities (1)	11,694,608	11,282,635
Stockholders’ Equity:
Preferred stock, par value $0.01 per share; 100,000,000 shares authorized and 26,092,050 and 26,092,050 shares issued and outstanding, respectively ($652,301 and $652,301 liquidation preference, respectively)	630,999	630,999
Common stock, par value $0.01 per share; 175,000,000 shares authorized and 96,664,318 and 86,428,845 shares issued and outstanding, respectively	967	864
Additional paid-in capital	5,829,676	5,645,998
Accumulated other comprehensive loss	(152,780)	(278,711)
Cumulative earnings	1,276,563	1,453,371
Cumulative distributions to stockholders	(5,339,742)	(5,268,996)
Total Stockholders’ Equity	2,245,683	2,183,525
Total Liabilities and Stockholders’ Equity	$13,940,291	$13,466,160
____________________
(1)The condensed consolidated balance sheets include assets and liabilities of consolidated variable interest entities, or VIEs. At March 31, 2023 and December 31, 2022, assets of the VIEs totaled $486,041 and $497,921, and liabilities of the VIEs totaled $476,932 and $453,952, respectively. See Note 3 - Variable Interest Entities for additional information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)
(in thousands, except share data)

	Three Months Ended
	March 31,
	2023	2022
Interest income:
Available-for-sale securities	$97,038	$44,647
Other	19,555	199
Total interest income	116,593	44,846
Interest expense:
Repurchase agreements	104,355	8,343
Revolving credit facilities	25,656	5,676
Term notes payable	7,643	3,256
Convertible senior notes	4,836	5,042
Total interest expense	142,490	22,317
Net interest (expense) income	(25,897)	22,529
Other (loss) income:
Gain (loss) on investment securities	10,798	(52,342)
Servicing income	153,320	136,626
(Loss) gain on servicing asset	(28,079)	410,624
Loss on interest rate swap and swaption agreements	(82,154)	(38,041)
Loss on other derivative instruments	(155,771)	(101,762)
Other loss	—	(44)
Total other (loss) income	(101,886)	355,061
Expenses:
Servicing expenses	28,366	24,704
Compensation and benefits	14,083	12,193
Other operating expenses	10,484	6,625
Total expenses	52,933	43,522
(Loss) income before income taxes	(180,716)	334,068
(Benefit from) provision for income taxes	(3,908)	48,798
Net (loss) income	(176,808)	285,270
Dividends on preferred stock	(12,365)	(13,747)
Net (loss) income attributable to common stockholders	$(189,173)	$271,523
Basic (loss) earnings per weighted average common share	$(2.05)	$3.14
Diluted (loss) earnings per weighted average common share	$(2.05)	$2.86
Weighted average number of shares of common stock:
Basic	92,575,840	85,999,628
Diluted	92,575,840	96,205,551

The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (unaudited), continued
(in thousands, except share data)

	Three Months Ended
	March 31,
	2023	2022
Comprehensive loss:
Net (loss) income	$(176,808)	$285,270
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	125,931	(331,845)
Other comprehensive income (loss)	125,931	(331,845)
Comprehensive loss	(50,877)	(46,575)
Dividends on preferred stock	(12,365)	(13,747)
Comprehensive loss attributable to common stockholders	$(63,242)	$(60,322)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)
(in thousands)

	Preferred Stock	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Earnings	Cumulative Distributions to Stockholders	Total Stockholders’ Equity
Balance, December 31, 2021	$702,550	$860	$5,627,758	$186,346	$1,212,983	$(4,986,544)	$2,743,953
Net income	—	—	—	—	285,270	—	285,270
Other comprehensive loss before reclassifications	—	—	—	(323,490)	—	—	(323,490)
Amounts reclassified from accumulated other comprehensive income	—	—	—	(8,355)	—	—	(8,355)
Other comprehensive loss	—	—	—	(331,845)	—	—	(331,845)
Issuance of common stock, net of offering costs	—	—	323	—	—	—	323
Preferred dividends declared	—	—	—	—	—	(13,747)	(13,747)
Common dividends declared	—	—	—	—	—	(58,811)	(58,811)
Non-cash equity award compensation	—	—	4,161	—	—	—	4,161
Balance, March 31, 2022	$702,550	$860	$5,632,242	$(145,499)	$1,498,253	$(5,059,102)	$2,629,304

Balance, December 31, 2022	$630,999	$864	$5,645,998	$(278,711)	$1,453,371	$(5,268,996)	$2,183,525
Net loss	—	—	—	—	(176,808)	—	(176,808)
Other comprehensive income before reclassifications	—	—	—	62,709	—	—	62,709
Amounts reclassified from accumulated other comprehensive income	—	—	—	63,222	—	—	63,222
Other comprehensive income	—	—	—	125,931	—	—	125,931
Issuance of common stock, net of offering costs	—	102	177,627	—	—	—	177,729
Preferred dividends declared	—	—	—	—	—	(12,365)	(12,365)
Common dividends declared	—	—	—	—	—	(58,381)	(58,381)
Non-cash equity award compensation	—	1	6,051	—	—	—	6,052
Balance, March 31, 2023	$630,999	$967	$5,829,676	$(152,780)	$1,276,563	$(5,339,742)	$2,245,683

The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2023	2022
Cash Flows From Operating Activities:
Net (loss) income	$(176,808)	$285,270
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Amortization of premiums and discounts on investment securities, net	7,978	32,504
Amortization of deferred debt issuance costs on term notes payable and convertible senior notes	659	648
(Reversal of) provision for credit losses on investment securities	(142)	1,114
Realized and unrealized (gains) losses on investment securities	(10,656)	51,228
Loss (gain) on servicing asset	28,079	(410,624)
Realized and unrealized loss on interest rate swaps and swaptions	85,765	37,300
Unrealized losses (gains) on other derivative instruments	67,484	(90,261)
Equity based compensation	6,052	4,161
Net change in assets and liabilities:
(Increase) decrease in accrued interest receivable	(4,808)	1,106
(Increase) decrease in deferred income taxes, net	(5,997)	48,798
Decrease in accrued interest payable	(19,118)	(8,391)
Change in other operating assets and liabilities, net	21,627	(4,198)
Net cash provided by (used in) operating activities	115	(51,345)
Cash Flows From Investing Activities:
Purchases of available-for-sale securities	(2,553,519)	(2,609,992)
Proceeds from sales of available-for-sale securities	1,360,742	2,012,620
Principal payments on available-for-sale securities	139,442	371,666
Purchases of mortgage servicing rights, net of purchase price adjustments	(117,441)	(487,761)
Proceeds from sales of mortgage servicing rights	1,854	—
(Purchases) short sales of derivative instruments, net	(227)	40,998
(Payments for termination and settlement) proceeds from sales and settlement of derivative instruments, net	(224,952)	107,472
Payments for reverse repurchase agreements	(966,485)	(381,280)
Proceeds from reverse repurchase agreements	1,549,504	377,337
Decrease in due to counterparties, net	(258,903)	(142,589)
Net cash used in investing activities	$(1,069,985)	$(711,529)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited), continued
(in thousands)

	Three Months Ended
	March 31,
	2023	2022
Cash Flows From Financing Activities:
Proceeds from repurchase agreements	$11,321,136	$7,955,364
Principal payments on repurchase agreements	(10,839,435)	(7,739,153)
Proceeds from revolving credit facilities	174,000	150,000
Repayment of convertible senior notes	—	(143,774)
Proceeds from issuance of common stock, net of offering costs	177,729	323
Dividends paid on preferred stock	(12,365)	(13,747)
Dividends paid on common stock	(52,139)	(58,665)
Net cash provided by financing activities	768,926	150,348
Net decrease in cash, cash equivalents and restricted cash	(300,944)	(612,526)
Cash, cash equivalents and restricted cash at beginning of period	1,126,505	2,088,670
Cash, cash equivalents and restricted cash at end of period	$825,561	$1,476,144
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$153,280	$25,750
Cash paid (received) for taxes, net	$42	$(32)
Noncash Activities:
Dividends declared but not paid at end of period	$70,746	$72,558

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
The condensed consolidated financial statements of the Company include the accounts of all subsidiaries; inter-company accounts and transactions have been eliminated. All trust entities in which the Company holds investments that are considered variable interest entities, or VIEs, for financial reporting purposes were reviewed for consolidation under the applicable consolidation guidance. Whenever the Company has both the power to direct the activities of a trust that most significantly impact the entities’ performance, and the obligation to absorb losses or the right to receive benefits of the entities that could be significant, the Company consolidates the trust. Certain prior period amounts have been reclassified to conform to the current period presentation. All per share amounts, common shares outstanding and common equity-based awards for all prior periods reflect the Company’s one-for-four reverse stock split effected on November 1, 2022 at 5:01 p.m. Eastern Time (refer to Note 16 - Stockholders’ Equity for additional information). The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial condition of the Company at March 31, 2023 and results of operations for all periods presented have been made. The results of operations for the three months ended March 31, 2023 should not be construed as indicative of the results to be expected for future periods or the full year.

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
Significant Accounting Policies
Included in Note 2 to the Consolidated Financial Statements of the Company’s 2022 Annual Report on Form 10-K is a summary of the Company’s significant accounting policies.
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
In March 2020, the FASB issued Accounting Standards Update (ASU) No. 2020-04, which provides temporary optional expedients and exceptions on accounting for contract modifications and hedging relationships in anticipation of the replacement of LIBOR with another reference rate. The guidance also provides a one-time election to sell held-to-maturity debt securities or to transfer such securities to the available-for-sale or trading category. The majority of the Company’s material contracts that are or were indexed to USD-LIBOR have been amended to transition to an alternative benchmark, where necessary. As of March 31, 2023, only the Company’s term notes incorporate LIBOR as the referenced rate and mature after the phase-out of LIBOR. However, the related agreements have provisions in place that provide for an alternative to LIBOR upon its phase-out. Additionally, as of March 31, 2023, the Company held exchange-traded Eurodollar futures, whose prices move in response to LIBOR and were set to mature after the phase-out of LIBOR. In April 2023, each of the Company’s outstanding Eurodollar futures contracts with maturities after June 30, 2023 was converted into three-month SOFR futures contracts with similar characteristics. As of March 31, 2023, the Company had no other financing arrangements or derivative instruments that incorporate LIBOR as the referenced rate and are set to mature after the phase-out of LIBOR. Additionally, each series of the Company’s fixed-to-floating preferred stock that becomes redeemable at the time the stock begins to pay a LIBOR-based rate has existing LIBOR cessation fallback language. The ASU was effective immediately for all entities and expires after December 31, 2024. The Company’s adoption of this ASU did not have an impact on the Company’s financial condition, results of operations or financial statement disclosures.

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
The following table presents a summary of the assets and liabilities of all consolidated trusts as reported on the condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022:

(in thousands)	March 31, 2023	December 31, 2022
Note receivable (1)	$398,326	$398,011
Restricted cash	29,332	31,691
Accrued interest receivable (1)	425	400
Other assets	57,958	67,819
Total Assets	$486,041	$497,921
Term notes payable	$398,326	$398,011
Revolving credit facilities	48,850	23,850
Accrued interest payable	681	560
Other liabilities	29,075	31,531
Total Liabilities	$476,932	$453,952
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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
Note 4. Available-for-Sale Securities, at Fair Value
The Company holds both Agency and non-Agency available-for sale, or AFS, investment securities which are carried at fair value on the condensed consolidated balance sheets. The following table presents the Company’s AFS investment securities by collateral type as of March 31, 2023 and December 31, 2022:

(in thousands)	March 31, 2023	December 31, 2022
Agency:
Federal National Mortgage Association	$4,968,798	$4,112,556
Federal Home Loan Mortgage Corporation	3,615,921	3,332,314
Government National Mortgage Association	75,975	208,706
Other	172,846	—
Non-Agency	127,280	125,158
Total available-for-sale securities	$8,960,820	$7,778,734

At March 31, 2023 and December 31, 2022, the Company pledged AFS securities with a carrying value of $9.0 billion and $7.4 billion, respectively, as collateral for repurchase agreements. See Note 11 - Repurchase Agreements.
At March 31, 2023 and December 31, 2022, the Company did not have any securities purchased from and financed with the same counterparty that did not meet the conditions of ASC 860, Transfers and Servicing, to be considered linked transactions and, therefore, classified as derivatives.
The Company is not required to consolidate VIEs for which it has concluded it does not have both the power to direct the activities of the VIEs that most significantly impact the entities’ performance, and the obligation to absorb losses or the right to receive benefits of the entities that could be significant. The Company’s investments in these unconsolidated VIEs include all non-Agency securities, which are classified within available-for-sale securities, at fair value on the condensed consolidated balance sheets. As of March 31, 2023 and December 31, 2022, the carrying value, which also represents the maximum exposure to loss, of all non-Agency securities in unconsolidated VIEs was $127.3 million and $125.2 million, respectively.
The following tables present the amortized cost and carrying value of AFS securities by collateral type as of March 31, 2023 and December 31, 2022:

	March 31, 2023
(in thousands)	Principal/ Current Face	Un-amortized Premium	Accretable Purchase Discount	Amortized Cost	Allowance for Credit Losses	Unrealized Gain	Unrealized Loss	Carrying Value
Agency:
Principal and interest	$8,848,397	$189,182	$(84,550)	$8,953,029	$—	$32,146	$(185,516)	$8,799,659
Interest-only	875,510	42,232	—	42,232	(5,274)	1,579	(4,656)	33,881
Total Agency	9,723,907	231,414	(84,550)	8,995,261	(5,274)	33,725	(190,172)	8,833,540
Non-Agency	1,242,893	8,070	(326)	131,088	(648)	523	(3,683)	127,280
Total	$10,966,800	$239,484	$(84,876)	$9,126,349	$(5,922)	$34,248	$(193,855)	$8,960,820

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

	December 31, 2022
(in thousands)	Principal/ Current Face	Un-amortized Premium	Accretable Purchase Discount	Amortized Cost	Allowance for Credit Losses	Unrealized Gain	Unrealized Loss	Carrying Value
Agency:
Principal and interest	$7,781,277	$189,246	$(33,413)	$7,937,110	$—	$6,310	$(325,960)	$7,617,460
Interest-only	963,866	45,882	—	45,882	(6,785)	1,890	(4,871)	36,116
Total Agency	8,745,143	235,128	(33,413)	7,982,992	(6,785)	8,200	(330,831)	7,653,576
Non-Agency	1,263,789	8,511	(225)	131,635	(173)	545	(6,849)	125,158
Total	$10,008,932	$243,639	$(33,638)	$8,114,627	$(6,958)	$8,745	$(337,680)	$7,778,734

The following table presents the Company’s AFS securities according to their estimated weighted average life classifications as of March 31, 2023:

	March 31, 2023
(in thousands)	Agency	Non-Agency	Total
< 1 year	$1,078	$—	$1,078
≥ 1 and < 3 years	22,974	—	22,974
≥ 3 and < 5 years	386,697	119,157	505,854
≥ 5 and < 10 years	8,004,076	4,262	8,008,338
≥ 10 years	418,715	3,861	422,576
Total	$8,833,540	$127,280	$8,960,820

Measurement of Allowances for Credit Losses on AFS Securities
The Company uses a discounted cash flow method to estimate and recognize an allowance for credit losses on both Agency and non-Agency AFS securities that are not accounted for under the fair value option. The following table presents the changes for the three months ended March 31, 2023 and 2022 in the allowance for credit losses on Agency and non-Agency AFS securities:

	Three Months Ended			Three Months Ended
	March 31, 2023			March 31, 2022
(in thousands)	Agency	Non-Agency	Total	Agency	Non-Agency	Total
Allowance for credit losses at beginning of period	$(6,785)	$(173)	$(6,958)	$(12,851)	$(1,387)	$(14,238)
Additions on securities for which credit losses were not previously recorded	—	(318)	(318)	(2)	—	(2)
(Increase) decrease on securities with previously recorded credit losses	827	(367)	460	(2,493)	1,381	(1,112)
Write-offs	684	210	894	3,779	—	3,779
Allowance for credit losses at end of period	$(5,274)	$(648)	$(5,922)	$(11,567)	$(6)	$(11,573)

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
The following tables present the components comprising the carrying value of AFS securities for which an allowance for credit losses has not been recorded by length of time that the securities had an unrealized loss position as of March 31, 2023 and December 31, 2022. At March 31, 2023 and December 31, 2022, the Company held 646 and 704 AFS securities, respectively; of the securities for which an allowance for credit losses has not been recorded, 431 and 553 were in an unrealized loss position for less than twelve consecutive months. At both March 31, 2023 and December 31, 2022, none of the Company’s AFS securities were in an unrealized loss position for more than twelve months without an allowance for credit losses recorded.

	March 31, 2023
	Unrealized Loss Position for
	Less than 12 Months		12 Months or More		Total
(in thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Agency	$6,206,214	$(187,843)	$—	$—	$6,206,214	$(187,843)
Non-Agency	119,252	(3,294)	—	—	119,252	(3,294)
Total	$6,325,466	$(191,137)	$—	$—	$6,325,466	$(191,137)

	December 31, 2022
	Unrealized Loss Position for
	Less than 12 Months		12 Months or More		Total
(in thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Agency	$7,168,694	$(328,258)	$—	$—	$7,168,694	$(328,258)
Non-Agency	117,816	(5,933)	—	—	117,816	(5,933)
Total	$7,286,510	$(334,191)	$—	$—	$7,286,510	$(334,191)

Realized Gains and Losses
Gains and losses from the sale of AFS securities are recorded as realized gains (losses) within gain (loss) on investment securities in the Company’s condensed consolidated statements of comprehensive loss. The following table presents details around sales of AFS securities during the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,
(in thousands)	2023	2022
Proceeds from sales of available-for-sale securities	$1,360,742	$2,012,620
Amortized cost of available-for-sale securities sold	(1,393,484)	(2,067,471)
Total realized losses on sales, net	$(32,742)	$(54,851)

Gross realized gains	$14,070	$14,695
Gross realized losses	(46,812)	(69,546)
Total realized losses on sales, net	$(32,742)	$(54,851)

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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
The following table summarizes activity related to MSR for the three months ended March 31, 2023 and 2022.

	Three Months Ended
	March 31,
(in thousands)	2023	2022
Balance at beginning of period	$2,984,937	$2,191,578
Purchases of mortgage servicing rights	118,341	484,805
Sales of mortgage servicing rights	(2,693)	—
Changes in fair value due to:
Changes in valuation inputs or assumptions used in the valuation model (1)	20,421	524,913
Other changes in fair value (2)	(47,661)	(114,289)
Other changes (3)	(900)	2,956
Balance at end of period (4)	$3,072,445	$3,089,963
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

At March 31, 2023 and December 31, 2022, the Company pledged MSR with a carrying value of $2.9 billion and $3.0 billion, respectively, as collateral for repurchase agreements, revolving credit facilities and term notes payable. See Note 11 - Repurchase Agreements, Note 12 - Revolving Credit Facilities and Note 13 - Term Notes Payable.
As of March 31, 2023 and December 31, 2022, the key economic assumptions and sensitivity of the fair value of MSR to immediate 10% and 20% adverse changes in these assumptions were as follows:

(dollars in thousands, except per loan data)	March 31, 2023	December 31, 2022
Weighted average prepayment speed:	6.8%	6.9%
Impact on fair value of 10% adverse change	$(75,183)	$(50,192)
Impact on fair value of 20% adverse change	$(150,519)	$(100,995)
Weighted average delinquency:	0.9%	0.9%
Impact on fair value of 10% adverse change	$(4,532)	$(3,880)
Impact on fair value of 20% adverse change	$(9,079)	$(7,777)
Weighted average option-adjusted spread:	5.4%	5.3%
Impact on fair value of 10% adverse change	$(60,373)	$(44,431)
Impact on fair value of 20% adverse change	$(121,961)	$(87,354)
Weighted average per loan annual cost to service:	$67.97	$67.92
Impact on fair value of 10% adverse change	$(24,272)	$(20,148)
Impact on fair value of 20% adverse change	$(47,776)	$(39,401)

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
Mortgage Servicing Income
The following table presents the components of servicing income recorded on the Company’s condensed consolidated statements of comprehensive loss for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,
(in thousands)	2023	2022
Servicing fee income	$129,237	$135,214
Ancillary and other fee income	369	470
Float income	23,714	942
Total	$153,320	$136,626

Mortgage Servicing Advances
As the servicer of record for the MSR assets, the Company may be required to advance principal and interest payments to security holders, and intermittent tax and insurance payments to local authorities and insurance companies on mortgage loans that are in forbearance, delinquency or default. The Company is responsible for funding these advances, potentially for an extended period of time, before receiving reimbursement from Fannie Mae and Freddie Mac. Servicing advances are priority cash flows in the event of a loan principal reduction or foreclosure and ultimate liquidation of the real estate-owned property, thus making their collection reasonably assured. These servicing advances totaled $100.3 million and $119.0 million and were included in other assets on the condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022, respectively. At March 31, 2023 and December 31, 2022, mortgage loans in 60+ day delinquent status (whether or not subject to forbearance) accounted for approximately 0.7% and 0.8%, respectively, of the aggregate principal balance of loans for which the Company had servicing advance funding obligations.
The Company has one revolving credit facility to finance its servicing advance obligations. At March 31, 2023 and December 31, 2022, the Company had pledged servicing advances with a carrying value of $58.0 million and $67.8 million, respectively, as collateral for this revolving credit facility. See Note 12 - Revolving Credit Facilities.
Serviced Mortgage Assets
The Company’s total serviced mortgage assets consist of residential mortgage loans underlying its MSR assets, off-balance sheet residential mortgage loans owned by other entities for which the Company acts as servicing administrator and other assets. The following table presents the number of loans and unpaid principal balance of the mortgage assets for which the Company manages the servicing as of March 31, 2023 and December 31, 2022:

	March 31, 2023		December 31, 2022
(dollars in thousands)	Number of Loans	Unpaid Principal Balance	Number of Loans	Unpaid Principal Balance
Mortgage servicing rights	831,028	$212,444,503	809,025	$204,876,693
Residential mortgage loans	626	365,556	636	374,005
Other assets	5	301	4	269
Total serviced mortgage assets	831,659	$212,810,360	809,665	$205,250,967

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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
The following table presents the Company’s restricted cash balances as of March 31, 2023 and December 31, 2022:

(in thousands)	March 31, 2023	December 31, 2022
Restricted cash balances held by trading counterparties:
For securities trading activity	$5,269	$2,202
For derivatives trading activity	1	79,220
For servicing activities	33,164	36,690
As restricted collateral for borrowings	78,857	324,854
Total restricted cash balances held by trading counterparties	117,291	442,966
Restricted cash balance pursuant to letter of credit on office lease	60	60
Total	$117,351	$443,026

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the Company’s condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022 that sum to the total of the same such amounts shown in the statements of cash flows:

(in thousands)	March 31, 2023	December 31, 2022
Cash and cash equivalents	$708,210	$683,479
Restricted cash	117,351	443,026
Total cash, cash equivalents and restricted cash	$825,561	$1,126,505

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
The following tables present the gross fair value and notional amounts of the Company’s derivative financial instruments treated as trading derivatives as of March 31, 2023 and December 31, 2022:

	March 31, 2023
	Derivative Assets		Derivative Liabilities
(in thousands)	Fair Value	Notional	Fair Value	Notional
Inverse interest-only securities	$15,850	$188,085	$—	$—
Interest rate swap agreements	—	—	—	8,404,872
Swaptions, net	54	(200,000)	—	—
TBAs	50,109	3,449,000	(1,693)	269,000
Futures, net	—	—	—	(6,945,550)
Total	$66,013	$3,437,085	$(1,693)	$1,728,322

	December 31, 2022
	Derivative Assets		Derivative Liabilities
(in thousands)	Fair Value	Notional	Fair Value	Notional
Inverse interest-only securities	$15,293	$196,456	$—	$—
Interest rate swap agreements	—	—	—	—
Swaptions, net	—	—	—	—
TBAs	11,145	(650,000)	(34,048)	4,476,000
Futures, net	—	(18,285,452)	—	—
Total	$26,438	$(18,738,996)	$(34,048)	$4,476,000

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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
The following table summarizes the location and amount of gains and losses on derivative instruments reported in the condensed consolidated statements of comprehensive loss:

Derivative Instruments	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		Three Months Ended
(in thousands)		March 31,
		2023	2022
Interest rate risk management:
TBAs	Loss on other derivative instruments	$(17,164)	$(198,836)
Futures	Loss on other derivative instruments	(140,087)	106,095
Options on futures	Loss on other derivative instruments	—	(2,066)
Interest rate swaps - Payers	Loss on interest rate swap and swaption agreements	(71,760)	437,160
Interest rate swaps - Receivers	Loss on interest rate swap and swaption agreements	(10,368)	(477,139)
Swaptions	Loss on interest rate swap and swaption agreements	(26)	1,938
Non-risk management:
Inverse interest-only securities	Loss on other derivative instruments	1,480	(6,955)
Total		$(237,925)	$(139,803)

For the three months ended March 31, 2023 and 2022, the Company recognized $3.6 million of income and $0.7 million of expense, respectively, for the accrual and/or settlement of the net interest expense associated with its interest rate swaps and caps. The income resulted from paying either a fixed interest rate or a floating interest rate (OIS or SOFR) and receiving either a floating interest rate (OIS or SOFR) or a fixed interest rate on an average $3.2 billion and $24.5 billion notional, respectively.
The following tables present information with respect to the volume of activity in the Company’s derivative instruments during the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31, 2023
(in thousands)	Beginning of Period Notional Amount	Additions	Settlement, Termination, Expiration or Exercise	End of Period Notional Amount	Average Notional Amount	Realized Gain (Loss), net (1)
Inverse interest-only securities	$196,456	$—	$(8,371)	$188,085	$192,729	$—
Interest rate swap agreements	—	9,992,941	(1,588,069)	8,404,872	3,196,969	(18,580)
Swaptions, net	—	(200,000)	—	(200,000)	(57,778)	—
TBAs, net	3,826,000	14,666,000	(14,774,000)	3,718,000	4,073,467	(88,483)
Futures, net	(18,285,452)	(13,034,050)	24,373,952	(6,945,550)	(15,622,322)	131
Total	$(14,262,996)	$11,424,891	$8,003,512	$5,165,407	$(8,216,935)	$(106,932)

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

	Three Months Ended March 31, 2022
(in thousands)	Beginning of Period Notional Amount	Additions	Settlement, Termination, Expiration or Exercise	End of Period Notional Amount	Average Notional Amount	Realized Gain (Loss), net (1)
Inverse interest-only securities	$247,101	$—	$(14,883)	$232,218	$240,044	$(1,765)
Interest rate swap agreements	20,387,300	10,791,805	(6,879,458)	24,299,647	24,538,895	(56,264)
Swaptions, net	(1,761,000)	(1,000,000)	—	(2,761,000)	(2,244,333)	—
TBAs, net	4,116,000	20,518,000	(20,012,000)	4,622,000	3,611,400	(190,765)
Futures, net	(5,829,600)	(4,866,100)	3,179,050	(7,516,650)	(9,786,491)	(2,113)
Options on futures, net	—	2,000	—	2,000	622	—
Total	$17,159,801	$25,445,705	$(23,727,291)	$18,878,215	$16,360,137	$(250,907)
____________________
(1)Excludes net interest paid or received in full settlement of the net interest spread liability.

Cash flow activity related to derivative instruments is reflected within the operating activities and investing activities sections of the condensed consolidated statements of cash flows. Realized gains and losses and derivative fair value adjustments are reflected within the realized and unrealized loss on interest rate swaps and swaptions and unrealized losses (gains) on other derivative instruments line items within the operating activities section of the condensed consolidated statements of cash flows. The remaining cash flow activity related to derivative instruments is reflected within the (purchases) short sales of derivative instruments, net; (payments for termination and settlement) proceeds from sales and settlement of derivative instruments, net; and decrease in due to counterparties, net line items within the investing activities section of the condensed consolidated statements of cash flows.
Interest Rate Sensitive Assets/Liabilities
The Company’s Agency RMBS portfolio is generally subject to change in value when interest rates or prepayment speeds decrease or increase, depending on the type of investment. Periods of rising interest rates with corresponding decreasing prepayment speeds generally result in a decline in the value of the Company’s fixed-rate Agency principal and interest (P&I) RMBS. The impact of this effect on the Company’s fixed-rate Agency P&I RMBS portfolio is partially mitigated by the presence of fixed-rate interest-only Agency RMBS, which generally increase in value when prepayment speeds decrease and MSR, which generally increase in value when prepayment speeds decrease and interest rates increase. As of March 31, 2023 and December 31, 2022, the Company had $23.5 million and $23.8 million, respectively, of interest-only securities, and $3.1 billion and $3.0 billion, respectively, of MSR. Interest-only securities are included in AFS securities, at fair value, in the condensed consolidated balance sheets.
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
As of March 31, 2023, the Company held exchange-traded Eurodollar futures, whose prices move in response to LIBOR and were set to mature after the phase-out of LIBOR. In April 2023, each of the Company’s outstanding Eurodollar futures contracts with maturities after June 30, 2023 was converted into three-month SOFR futures contracts with similar characteristics. As of March 31, 2023, the Company did not hold any other derivative instruments that incorporate LIBOR as the referenced rate and are set to mature after the phase-out of LIBOR. See Note 2 - Basis of Presentation and Significant Accounting Policies for further discussion of the transition away from LIBOR.

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
The Company may hold both long and short notional TBA positions, which are disclosed on a gross basis according to the unrealized gain or loss position of each TBA contract regardless of long or short notional position. The following tables present the notional amount, cost basis, market value and carrying value (which approximates fair value) of the Company’s TBA positions as of March 31, 2023 and December 31, 2022:

	March 31, 2023
				Net Carrying Value (4)
(in thousands)	Notional Amount (1)	Cost Basis (2)	Market Value (3)	Derivative Assets	Derivative Liabilities
Purchase contracts	$3,802,000	$3,726,650	$3,775,210	$50,109	$(1,549)
Sale contracts	(84,000)	(82,110)	(82,254)	—	(144)
TBAs, net	$3,718,000	$3,644,540	$3,692,956	$50,109	$(1,693)

	December 31, 2022
				Net Carrying Value (4)
(in thousands)	Notional Amount (1)	Cost Basis (2)	Market Value (3)	Derivative Assets	Derivative Liabilities
Purchase contracts	$4,826,000	$4,802,009	$4,767,989	$28	$(34,048)
Sale contracts	(1,000,000)	(878,711)	(867,594)	11,117	—
TBAs, net	$3,826,000	$3,923,298	$3,900,395	$11,145	$(34,048)
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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
Futures. The Company may use a variety of types of futures independently, or in conjunction with other derivative and non-derivative instruments, in order to mitigate risks. The following table summarizes certain characteristics of the Company’s futures as of March 31, 2023 and December 31, 2022:

(dollars in thousands)	March 31, 2023			December 31, 2022
Type & Maturity	Notional Amount	Carrying Value	Weighted Average Days to Expiration	Notional Amount	Carrying Value	Weighted Average Days to Expiration
U.S. Treasury futures - 2 year	$(1,530,200)	$—	97	$(562,200)	$—	95
U.S. Treasury futures - 5 year	(2,021,400)	—	97	(3,855,500)	—	95
U.S. Treasury futures - 10 year	(1,005,200)	—	91	(2,397,200)	—	90
U.S. Treasury futures - 20 year	182,500	—	91	101,000	—	90
Federal Funds futures - 30 day	—	—	0	(7,948,552)	—	92
Eurodollar futures - 3 month:
≤ 1 year	(2,238,250)	—	185	(2,957,000)	—	184
> 1 and ≤ 2 years	(333,000)	—	444	(666,000)	—	489
Total futures	$(6,945,550)	$—	139	$(18,285,452)	$—	122

Interest Rate Swap Agreements. The Company may use interest rate swaps independently, or in conjunction with other derivative and non-derivative instruments, in order to mitigate risks. The Company did not hold any interest rate swaps as of December 31, 2022. As of March 31, 2023, the Company held the following interest rate swaps that were utilized as economic hedges of interest rate exposure (or duration) whereby the Company receives interest at a floating interest rate (OIS or SOFR):

(notional in thousands)
March 31, 2023
Swaps Maturities	Notional Amount	Weighted Average Fixed Pay Rate	Weighted Average Receive Rate	Weighted Average Maturity (Years)
2024	$—	—%	—%	0.00
2025	—	—%	—%	0.00
2026	2,647,671	4.730%	4.870%	1.96
2027	—	—%	—%	0.00
2028 and Thereafter	2,662,801	3.510%	4.870%	6.53
Total	$5,310,472	4.118%	4.870%	4.25

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
Additionally, as of March 31, 2023, the Company held the following interest rate swaps in order to mitigate mortgage interest rate exposure (or duration) risk whereby the Company pays interest at a floating interest rate (OIS or SOFR):

(notional in thousands)
March 31, 2023
Swaps Maturities	Notional Amount (1)	Weighted Average Pay Rate (2)	Weighted Average Fixed Receive Rate (2)	Weighted Average Maturity (Years) (2)
2024	$—	—%	—%	0.00
2025	—	—%	—%	0.00
2026	1,831,339	4.870%	3.805%	1.97
2027	—	—%	—%	0.00
2028 and Thereafter	1,263,061	4.870%	3.313%	6.14
Total	$3,094,400	4.870%	3.692%	8.11
____________________
(1)Notional amount includes $260.0 million in forward starting interest rate swaps as of March 31, 2023.
(2)Weighted averages exclude forward starting interest rate swaps. As of March 31, 2023, the weighted average fixed receive rate on forward starting interest rate swaps was 3.3%.

Interest Rate Swaptions. The Company may use interest rate swaptions (which provide the option to enter into interest rate swap agreements for a predetermined notional amount, stated term and pay and receive interest rates in the future) independently, or in conjunction with other derivative and non-derivative instruments, in order to mitigate risks. The Company did not hold any interest rate swaptions as of December 31, 2022. As of March 31, 2023, the Company had the following outstanding interest rate swaptions:

	March 31, 2023
(notional and dollars in thousands)	Option				Underlying Swap
Swaption	Expiration	Cost Basis	Fair Value	Average Months to Expiration	Notional Amount	Average Fixed Rate (1)	Average Term (Years)
Purchase contracts:
Payer	< 6 Months	$660	$133	5.20	$200,000	5.19%	1.0
Sale contracts:
Payer	< 6 Months	$(580)	$(79)	5.20	$(400,000)	5.72%	1.0
____________________
(1)As of March 31, 2023, 100.0% of the underlying swap floating rates were tied to SOFR.

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
Derivative financial instruments contain an element of credit risk if counterparties are unable to meet the terms of the agreements. Credit risk associated with derivative financial instruments is measured as the net replacement cost should the counterparties that owe the Company under such contracts completely fail to perform under the terms of these contracts, assuming there are no recoveries of underlying collateral, as measured by the market value of the derivative financial instruments. As of March 31, 2023, the fair value of derivative financial instruments as an asset and liability position was $66.0 million and $1.7 million, respectively.

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

Note 8. Reverse Repurchase Agreements
As of March 31, 2023 and December 31, 2022, the Company had $247.2 million and $189.5 million in amounts due to counterparties as collateral for reverse repurchase agreements that could be pledged, delivered or otherwise used, with a fair value of $288.6 million and $189.3 million, respectively. Additionally, as of March 31, 2023 and December 31, 2022, the Company had entered into $195.3 million and $877.6 million in reverse repurchase agreements in order to effectively borrow U.S. Treasury securities and pledge them as collateral for $200.8 million and $888.3 million, respectively, of repurchase agreements (see Note 11 - Repurchase Agreements for further detail). These reverse repurchase agreements had the same maturities as the corresponding repurchase agreements, which were all short term as of both March 31, 2023 and December 31, 2022.

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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
The following tables present information about the Company’s assets and liabilities that are subject to master netting arrangements or similar agreements and can potentially be offset on the Company’s condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022:

	March 31, 2023
				Gross Amounts Not Offset with Financial Assets (Liabilities) in the Balance Sheets (1)
(in thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Balance Sheets	Net Amounts of Assets (Liabilities) Presented in the Balance Sheets	Financial Instruments	Cash Collateral (Received) Pledged	Net Amount
Assets:
Derivative assets	$89,193	$(23,180)	$66,013	$(1,693)	$—	$64,320
Reverse repurchase agreements	483,916	—	483,916	(200,766)	(283,150)	—
Total Assets	$573,109	$(23,180)	$549,929	$(202,459)	$(283,150)	$64,320
Liabilities:
Repurchase agreements	$(9,084,712)	$—	$(9,084,712)	$9,084,712	$—	$—
Derivative liabilities	(24,873)	23,180	(1,693)	1,693	—	—
Total Liabilities	$(9,109,585)	$23,180	$(9,086,405)	$9,086,405	$—	$—

	December 31, 2022
				Gross Amounts Not Offset with Financial Assets (Liabilities) in the Balance Sheets (1)
(in thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Balance Sheets	Net Amounts of Assets (Liabilities) Presented in the Balance Sheets	Financial Instruments	Cash Collateral (Received) Pledged	Net Amount
Assets:
Derivative assets	$98,609	$(72,171)	$26,438	$(26,438)	$—	$—
Reverse repurchase agreements	1,066,935	—	1,066,935	(888,295)	(178,640)	—
Total Assets	$1,165,544	$(72,171)	$1,093,373	$(914,733)	$(178,640)	$—
Liabilities:
Repurchase agreements	$(8,603,011)	$—	$(8,603,011)	$8,603,011	$—	$—
Derivative liabilities	(106,219)	72,171	(34,048)	26,438	—	(7,610)
Total Liabilities	$(8,709,230)	$72,171	$(8,637,059)	$8,629,449	$—	$(7,610)
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
Available-for-sale securities. The Company holds a portfolio of AFS securities that are carried at fair value in the condensed consolidated balance sheets and primarily comprised of Agency and non-Agency investment securities. The Company determines the fair value of its Agency securities based upon prices obtained from third-party brokers and pricing vendors received using bid price, which are deemed indicative of market activity. The third-party pricing vendors use pricing models that generally incorporate such factors as coupons, primary and secondary mortgage rates, rate reset period, issuer, prepayment speeds, credit enhancements and expected life of the security. In determining the fair value of its non-Agency securities, management judgment may be used to arrive at fair value that considers prices obtained from third-party pricing vendors and other applicable market data. If observable market prices are not available or insufficient to determine fair value due principally to illiquidity in the marketplace, then fair value is based upon models that are primarily based on observable market-based inputs but also include unobservable market data inputs (including prepayment speeds, delinquency levels, and credit losses).
The Company classified 98.6% and 1.4% of its AFS securities as Level 2 and Level 3 fair value assets, respectively, at March 31, 2023.
Mortgage servicing rights. The Company holds a portfolio of MSR that are carried at fair value on the condensed consolidated balance sheets. The Company determines fair value of its MSR based on prices obtained from third-party pricing vendors. Although MSR transactions may be observable in the marketplace, the details of those transactions are not necessarily reflective of the value of the Company’s MSR portfolio. Third-party vendors use both observable market data and unobservable market data (including forecasted prepayment speeds; option-adjusted spread, or OAS; and cost to service) as inputs into models, which help to inform their best estimates of fair value market price. As a result, the Company classified 100% of its MSR as Level 3 fair value assets at March 31, 2023.
Derivative instruments. The Company may enter into a variety of derivative financial instruments as part of its hedging strategies. The Company principally executes over-the-counter, or OTC, derivative contracts, such as interest rate swaps and swaptions. The Company utilizes third-party brokers to value its financial derivative instruments. The Company classified 100% of its interest rate swaps and swaptions reported at fair value as Level 2 at March 31, 2023.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
The Company may also enter into certain other derivative financial instruments, such as inverse interest-only securities, TBAs, futures and options on futures. The Company utilizes third-party pricing vendors to value inverse interest-only securities, as these instruments are similar in form to the Company’s AFS securities. The Company classified 100% of its inverse interest-only securities at fair value as Level 2 at March 31, 2023. TBAs, futures and options on futures are considered to be active markets such that participants transact with sufficient frequency and volume to provide transparent pricing information for identical instruments. The Company utilizes third-party pricing vendors to value TBAs, futures and options on futures. The Company reported 100% of its TBAs and futures as Level 1 as of March 31, 2023. The Company did not hold any options on futures at March 31, 2023.
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

	Recurring Fair Value Measurements
	March 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	$—	$8,833,540	$127,280	$8,960,820
Mortgage servicing rights	—	—	3,072,445	3,072,445
Derivative assets	50,109	15,904	—	66,013
Total assets	$50,109	$8,849,444	$3,199,725	$12,099,278
Liabilities:
Derivative liabilities	$1,693	$—	$—	$1,693
Total liabilities	$1,693	$—	$—	$1,693

	Recurring Fair Value Measurements
	December 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	$—	$7,653,576	$125,158	$7,778,734
Mortgage servicing rights	—	—	2,984,937	2,984,937
Derivative assets	11,145	15,293	—	26,438
Total assets	$11,145	$7,668,869	$3,110,095	$10,790,109
Liabilities:
Derivative liabilities	$34,048	$—	$—	$34,048
Total liabilities	$34,048	$—	$—	$34,048

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
The Company may be required to measure certain assets or liabilities at fair value from time to time. These periodic fair value measures typically result from application of certain impairment measures under U.S. GAAP. These items would constitute nonrecurring fair value measures under ASC 820. As of March 31, 2023, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis in the periods presented.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
The following table presents the reconciliation for the Company’s Level 3 assets measured at fair value on a recurring basis:

	Three Months Ended
	March 31, 2023
(in thousands)	Available-For-Sale Securities		Mortgage Servicing Rights
Beginning of period level 3 fair value	$125,158		$2,984,937
Gains (losses) included in net (loss) income:
Realized	(548)		(48,500)
Unrealized	2,032	(1)	20,421	(2)
Reversal of provision for credit losses	(475)		—
Net gains (losses) included in net (loss) income	1,009		(28,079)
Other comprehensive income	1,113		—
Purchases	—		118,341
Sales	—		(1,854)
Settlements	—		(900)
Gross transfers into level 3	—		—
Gross transfers out of level 3	—		—
End of period level 3 fair value	$127,280		$3,072,445
Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$2,032	(3)	$19,823	(4)
Change in unrealized gains or losses for the period included in other comprehensive income (loss) for assets held at the end of the reporting period	$1,113		$—
____________________
(1)The change in unrealized gains or losses on available-for-sale securities accounted for under the fair value option was recorded in gain (loss) on investment securities on the condensed consolidated statements of comprehensive loss.
(2)The change in unrealized gains or losses on MSR was recorded in (loss) gain on servicing asset on the condensed consolidated statements of comprehensive loss.
(3)The change in unrealized gains or losses on available-for-sale securities accounted for under the fair value option that were held at the end of the reporting period was recorded in gain (loss) on investment securities on the condensed consolidated statements of comprehensive loss.
(4)The change in unrealized gains or losses on MSR that were held at the end of the reporting period was recorded in (loss) gain on servicing asset on the condensed consolidated statements of comprehensive loss.

No transfers between Level 1, Level 2 or Level 3 were made during the three months ended March 31, 2023 and 2022. Transfers between Levels are deemed to take place on the first day of the reporting period in which the transfer has taken place.
The Company used multiple third-party pricing vendors in the fair value measurement of its Level 3 AFS securities. The significant unobservable inputs used by the third-party pricing vendors included expected default, severity and discount rate. Significant increases (decreases) in any of the inputs in isolation may result in significantly lower (higher) fair value measurement.
The Company also used multiple third-party pricing vendors in the fair value measurement of its Level 3 MSR. The tables below present information about the significant unobservable market data used by the third-party pricing vendors as inputs into models utilized to inform their best estimates of the fair value measurement of the Company’s MSR classified as Level 3 fair value assets at March 31, 2023 and December 31, 2022:

March 31, 2023
Valuation Technique	Unobservable Input	Range			Weighted Average (1)
Discounted cash flow	Constant prepayment speed	6.0%	-	7.5%	6.8%
	Option-adjusted spread	5.3%	-	8.7%	5.4%
	Per loan annual cost to service	$67.45	-	$80.84	$67.97

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

December 31, 2022
Valuation Technique	Unobservable Input	Range			Weighted Average (1)
Discounted cash flow	Constant prepayment speed	6.2%	-	7.6%	6.9%
	Option-adjusted spread	5.1%	-	8.5%	5.3%
	Per loan annual cost to service	$67.41	-	$80.96	$67.92
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
•The carrying value of repurchase agreements and revolving credit facilities that mature in less than one year generally approximates fair value due to the short maturities. As of March 31, 2023, the Company had outstanding borrowings of $963.8 million under revolving credit facilities that are considered long-term. The Company’s long-term revolving credit facilities have floating rates based on an index plus a spread and the credit spread is typically consistent with those demanded in the market. Accordingly, the interest rates on these borrowings are at market and thus carrying value approximates fair value. The Company categorizes the fair value measurement of these liabilities as Level 2.
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
•Convertible senior notes are carried at their unpaid principal balance, net of any unamortized deferred issuance costs. The Company estimates the fair value of its convertible senior notes using the market transaction price nearest to March 31, 2023. The Company categorizes the fair value measurement of these assets as Level 2.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
The following table presents the carrying values and estimated fair values of assets and liabilities that are required to be recorded or disclosed at fair value at March 31, 2023 and December 31, 2022:

	March 31, 2023		December 31, 2022
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Available-for-sale securities	$8,960,820	$8,960,820	$7,778,734	$7,778,734
Mortgage servicing rights	$3,072,445	$3,072,445	$2,984,937	$2,984,937
Cash and cash equivalents	$708,210	$708,210	$683,479	$683,479
Restricted cash	$117,351	$117,351	$443,026	$443,026
Derivative assets	$66,013	$66,013	$26,438	$26,438
Reverse repurchase agreements	$483,916	$483,916	$1,066,935	$1,066,935
Other assets	$3,525	$3,525	$3,493	$3,493
Liabilities:
Repurchase agreements	$9,084,712	$9,084,712	$8,603,011	$8,603,011
Revolving credit facilities	$1,292,831	$1,292,831	$1,118,831	$1,118,831
Term notes payable	$398,326	$378,298	$398,011	$361,905
Convertible senior notes	$282,840	$249,228	$282,496	$246,727
Derivative liabilities	$1,693	$1,693	$34,048	$34,048

Note 11. Repurchase Agreements
As of March 31, 2023 and December 31, 2022, the Company had outstanding $9.1 billion and $8.6 billion, respectively, of repurchase agreements. Excluding the effect of the Company’s interest rate swaps, the repurchase agreements had a weighted average borrowing rate of 5.11% and 3.95% and weighted average remaining maturities of 86 and 59 days as of March 31, 2023 and December 31, 2022, respectively. As of March 31, 2023, none of the Company’s repurchase agreements incorporated LIBOR as the referenced rate. See Note 2 - Basis of Presentation and Significant Accounting Policies for further discussion of the transition away from LIBOR.
At March 31, 2023 and December 31, 2022, the Company’s repurchase agreements had the following characteristics and remaining maturities:

	March 31, 2023
	Collateral Type
(in thousands)	Agency RMBS	Agency Other	Non-Agency Securities	Agency Derivatives	Mortgage Servicing Rights	U.S. Treasuries (1)	Total Amount Outstanding
Within 30 days	$1,371,533	$70,508	$58,528	$11,942	$—	$200,766	$1,713,277
30 to 59 days	1,546,940	—	11,578	—	—	—	1,558,518
60 to 89 days	1,303,639	—	—	—	—	—	1,303,639
90 to 119 days	2,401,387	—	—	—	—	—	2,401,387
120 to 364 days	1,759,204	98,150	183	354	250,000	—	2,107,891
Total	$8,382,703	$168,658	$70,289	$12,296	$250,000	$200,766	$9,084,712
Weighted average borrowing rate	5.01%	4.92%	6.14%	5.17%	8.43%	4.68%	5.11%

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

	December 31, 2022
	Collateral Type
(in thousands)	Agency RMBS	Agency Other	Non-Agency Securities	Agency Derivatives	Mortgage Servicing Rights	U.S. Treasuries (1)	Total Amount Outstanding
Within 30 days	$2,570,254	$—	$59,648	$4,177	$—	$57,116	$2,691,195
30 to 59 days	1,774,622	—	10,984	—	—	375,131	2,160,737
60 to 89 days	2,280,675	—	177	503	—	255,282	2,536,637
90 to 119 days	696,283	—	—	8,393	—	200,766	905,442
120 to 364 days	—	—	—	—	309,000	—	309,000
Total	$7,321,834	$—	$70,809	$13,073	$309,000	$888,295	$8,603,011
Weighted average borrowing rate	3.70%	—%	5.73%	4.83%	7.91%	4.49%	3.95%
____________________
(1)U.S. Treasury securities effectively borrowed under reverse repurchase agreements.

The following table summarizes assets at carrying values that are pledged or restricted as collateral for the future payment obligations of the Company’s repurchase agreements:

(in thousands)	March 31, 2023	December 31, 2022
Available-for-sale securities, at fair value	$8,952,534	$7,426,953
Mortgage servicing rights, at fair value (1)	430,821	667,238
Restricted cash	77,429	324,654
Due from counterparties	29,510	22,055
Derivative assets, at fair value	15,309	14,738
U.S. Treasuries (2)	195,290	877,632
Total	$9,700,893	$9,333,270
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
As of both March 31, 2023 and December 31, 2022, the net carrying value of assets sold under agreements to repurchase, including accrued interest plus any cash or assets on deposit to secure the repurchase obligation, less the amount of the repurchase liability, including accrued interest, with any individual counterparty or group of related counterparties did not exceed 10% of total stockholders’ equity. The Company does not anticipate any defaults by its repurchase agreement counterparties. There can be no assurance, however, that any such default or defaults will not occur.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
Note 12. Revolving Credit Facilities
To finance MSR assets and related servicing advance obligations, the Company has entered into revolving credit facilities collateralized by the value of the MSR and/or servicing advances pledged. As of March 31, 2023 and December 31, 2022, the Company had outstanding short- and long-term borrowings under revolving credit facilities of $1.3 billion and $1.1 billion with a weighted average borrowing rate of 8.09% and 7.68% and weighted average remaining maturities of 1.5 and 1.1 years, respectively. As of March 31, 2023, none of the Company’s revolving credit facilities incorporated LIBOR as the referenced rate. See Note 2 - Basis of Presentation and Significant Accounting Policies for further discussion of the transition away from LIBOR.
At March 31, 2023 and December 31, 2022, borrowings under revolving credit facilities had the following remaining maturities:

(in thousands)	March 31, 2023	December 31, 2022
Within 30 days	$—	$—
30 to 59 days	—	—
60 to 89 days	—	—
90 to 119 days	329,000	—
120 to 364 days	—	200,000
One year and over	963,831	918,831
Total	$1,292,831	$1,118,831

Although the transactions under revolving credit facilities represent committed borrowings from the time of funding until maturity, the respective lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets below a designated threshold would require the Company to provide additional collateral or pay down the facility. As of March 31, 2023 and December 31, 2022, MSR with a carrying value of $2.0 billion and $1.8 billion, respectively, was pledged as collateral for the Company’s future payment obligations under its MSR revolving credit facilities. As of March 31, 2023 and December 31, 2022, servicing advances with a carrying value of $58.0 million and $67.8 million, respectively, were pledged as collateral for the Company’s future payment obligations under its servicing advance revolving credit facility. The Company does not anticipate any defaults by its revolving credit facility counterparties, although there can be no assurance that any such default or defaults will not occur.

Note 13. Term Notes Payable
The debt issued in connection with the Company’s on-balance sheet securitization is classified as term notes payable and carried at outstanding principal balance, which was $400.0 million as of both March 31, 2023 and December 31, 2022, net of any unamortized deferred debt issuance costs, on the Company’s condensed consolidated balance sheets. As of March 31, 2023 and December 31, 2022, the outstanding amount due on term notes payable was $398.3 million and $398.0 million, net of deferred debt issuance costs, with a weighted average interest rate of 7.65% and 7.19% and weighted average remaining maturities of 1.2 years and 1.5 years. The Company’s term notes incorporate LIBOR as the referenced rate and mature after the phase-out of LIBOR. However, the related agreements have provisions in place that provide for an alternative to LIBOR upon its phase-out. See Note 2 - Basis of Presentation and Significant Accounting Policies for further discussion of the transition away from LIBOR.
At March 31, 2023 and December 31, 2022, the Company pledged MSR with a carrying value of $500.0 million and $500.0 million and weighted average underlying loan coupon of 3.25% and 3.33%, respectively, as collateral for term notes payable. Additionally, as of March 31, 2023 and December 31, 2022, $1.4 million and $0.2 million of cash was held in restricted accounts as collateral for the future payment obligations of outstanding term notes payable, respectively.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
Note 14. Convertible Senior Notes
In February 2021, the Company closed an underwritten public offering of $287.5 million aggregate principal amount of convertible senior notes due 2026, or the 2026 notes. The net proceeds from the offering were approximately $279.9 million after deducting underwriting discounts and estimated offering expenses payable by the Company. The 2026 notes are unsecured, pay interest semiannually at a rate of 6.25% per annum and are convertible at the option of the holder into shares of the Company’s common stock. As of March 31, 2023 and December 31, 2022, the 2026 notes had a conversion rate of 33.8752 and 33.8752 shares of common stock per $1,000 principal amount of the notes, respectively. The 2026 notes will mature in January 2026, unless earlier converted or repurchased in accordance with their terms. The Company does not have the right to redeem the 2026 notes prior to maturity, but may repurchase the 2026 notes in open market or privately negotiated transactions at the same or differing price without giving prior notice to or obtaining any consent of the holders. The Company may also be required to repurchase the notes from holders under certain circumstances. The outstanding amount due on the 2026 notes as of March 31, 2023 and December 31, 2022 was $282.8 million and $282.5 million, respectively, net of unamortized deferred issuance costs.

Note 15. Commitments and Contingencies
The following represent the material commitments and contingencies of the Company as of March 31, 2023:
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
As of March 31, 2023, the Company’s condensed consolidated financial statements do not recognize a contingency liability or disclose a range of reasonably possible loss under ASC 450 because management does not believe that a loss or expense related to the Federal Complaint is probable or reasonably estimable. The specific factors that limit the Company’s ability to reasonably estimate a loss or expense related to the Federal Complaint include that the matter is in early stages and no amount of damages has been specified. If and when management believes losses associated with the Federal Complaint are a probable future event that may result in a loss or expense to the Company and the loss or expense is reasonably estimable, the Company will recognize a contingency liability and resulting loss in such period.
Based on information currently available, management is not aware of any other legal or regulatory claims that would have a material effect on the Company’s condensed consolidated financial statements and therefore no accrual is required as of March 31, 2023.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
Note 16. Stockholders’ Equity
Redeemable Preferred Stock
The following is a summary of the Company’s series of cumulative redeemable preferred stock issued and outstanding as of March 31, 2023. In the event of a voluntary or involuntary liquidation, dissolution or winding up of the Company, each series of preferred stock will rank on parity with one another and rank senior to the Company’s common stock with respect to the payment of the dividends and the distribution of assets.

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

For each series of preferred stock, the Company may redeem the stock on or after the redemption date in whole or in part, at any time or from time to time. The Company may also purchase shares of preferred stock from time to time in the open market by tender or in privately negotiated transactions. Each series of preferred stock has a par value of $0.01 per share and a liquidation and redemption price of $25.00, plus any accumulated and unpaid dividends thereon up to, but excluding, the redemption date. Through March 31, 2023, the Company had declared and paid all required quarterly dividends on the Company’s preferred stock.
Preferred Share Repurchase Program
On June 22, 2022, the Company’s Board of Directors authorized the repurchase of up to an aggregate of 5,000,000 shares of the Company’s preferred stock, which includes each series shown in the table above under the heading Redeemable Preferred Stock. Preferred shares may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to trading plans in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, or by any combination of such methods. The manner, price, number and timing of preferred share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The preferred share repurchase program does not require the purchase of any minimum number of shares, and, subject to SEC rules, purchases may be commenced or suspended at any time without prior notice. The preferred share repurchase program does not have an expiration date. As of March 31, 2023, a total of 428,549 shares of the Company’s 8.125% Series A Cumulative Redeemable Preferred Stock, 786,846 shares of the Company’s 7.625% Series B Cumulative Redeemable Preferred Stock and 1,742,555 shares of the Company’s 7.25% Series C Cumulative Redeemable Preferred Stock had been repurchased by the Company under the program for an aggregate cost of $7.8 million, $13.8 million and $29.8 million, respectively, all during the three months ended December 31, 2022.

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
As of March 31, 2023, the Company had 96,664,318 shares of common stock outstanding. The following table presents a reconciliation of the common shares outstanding for the three months ended March 31, 2023 and 2022:

Number of common shares
Common shares outstanding, December 31, 2021	85,977,831
Issuance of common stock	4,868
Non-cash equity award compensation (1)	50,355
Common shares outstanding, March 31, 2022	86,033,054

Common shares outstanding, December 31, 2022	86,428,845
Issuance of common stock	10,121,107
Non-cash equity award compensation (1)	114,366
Common shares outstanding, March 31, 2023	96,664,318
____________________
(1)See Note 17 - Equity Incentive Plans for further details regarding the Company’s Equity Incentive Plans.

Distributions to Stockholders
The following table presents cash dividends declared by the Company on its preferred and common stock during the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,
(dollars in thousands)	2023		2022
Class of Stock	Amount	Per Share	Amount	Per Share
Series A Preferred Stock	$2,702	$0.51	$2,920	$0.51
Series B Preferred Stock	$5,106	$0.48	$5,480	$0.48
Series C Preferred Stock	$4,557	$0.45	$5,347	$0.45
Common Stock	$58,381	$0.60	$58,811	$0.68

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
Dividend Reinvestment and Direct Stock Purchase Plan
The Company sponsors a dividend reinvestment and direct stock purchase plan through which stockholders may purchase additional shares of the Company’s common stock by reinvesting some or all of the cash dividends received on shares of the Company’s common stock. Stockholders may also make optional cash purchases of shares of the Company’s common stock subject to certain limitations detailed in the plan prospectus. The plan allows for the issuance of up to an aggregate of 937,500 shares of the Company’s common stock. As of March 31, 2023, 117,345 shares have been issued under the plan for total proceeds of approximately $6.1 million, of which 3,680 and 4,868 shares were issued for total proceeds of $0.1 million and $0.1 million during the three months ended March 31, 2023 and 2022, respectively.
Common Share Repurchase Program
The Company’s common share repurchase program allows for the repurchase of up to an aggregate of 9,375,000 shares of the Company’s common stock. Common shares may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act, or by any combination of such methods. The manner, price, number and timing of common share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The common share repurchase program does not require the purchase of any minimum number of shares, and, subject to SEC rules, purchases may be commenced or suspended at any time without prior notice. The common share repurchase program does not have an expiration date. As of March 31, 2023, a total of 3,043,575 shares had been repurchased by the Company under the program for an aggregate cost of $201.5 million. No shares were repurchased during the three months ended March 31, 2023 and 2022.
At-the-Market Offerings
The Company is party to an equity distribution agreement under which the Company is authorized to sell up to an aggregate of 11,000,000 shares of its common stock from time to time in any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act of 1933, as amended, or the Securities Act. As of March 31, 2023, 2,300,605 shares of common stock had been sold under the current or prior equity distribution agreements for total accumulated net proceeds of approximately $136.9 million, of which, 117,427 shares were sold for net proceeds of $2.1 million during the three months ended March 31, 2023. No shares were sold during the three months ended March 31, 2022.
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss at March 31, 2023 and December 31, 2022 was as follows:

(in thousands)	March 31, 2023	December 31, 2022
Available-for-sale securities:
Unrealized gains	$32,908	$47,656
Unrealized losses	(185,688)	(326,367)
Accumulated other comprehensive loss	$(152,780)	$(278,711)

Reclassifications out of Accumulated Other Comprehensive Loss
The Company reclassifies unrealized gains and losses on AFS securities in accumulated other comprehensive loss to net (loss) income upon the recognition of any realized gains and losses on sales as individual securities are sold. For the three months ended March 31, 2023 and 2022, the Company reclassified $63.2 million in unrealized losses and $8.4 million in unrealized gains, respectively, on sold AFS securities from accumulated other comprehensive loss to gain (loss) on investment securities on the condensed consolidated statements of comprehensive loss.

Note 17. Equity Incentive Plans
All per share amounts, common shares outstanding and common equity-based awards for all periods presented have been adjusted on a retroactive basis to reflect the reverse stock split.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
The Company’s Second Restated 2009 Equity Incentive Plan (the 2009 Plan) and the Company’s 2021 Equity Incentive Plan (the 2021 Plan), or collectively, the Equity Incentive Plans, provide incentive compensation to attract and retain qualified directors, officers, personnel and other parties who may provide significant services to the Company. The Equity Incentive Plans are administered by the compensation committee of the Company’s board of directors. The compensation committee has the full authority to administer and interpret the Equity Incentive Plans, to authorize the granting of awards, to determine the eligibility of potential recipients to receive an award, to determine the number of shares of common stock to be covered by each award (subject to the individual participant limitations provided in the Equity Incentive Plans), to determine the terms, provisions and conditions of each award (which may not be inconsistent with the terms of the Equity Incentive Plans), to prescribe the form of instruments evidencing awards and to take any other actions and make all other determinations that it deems necessary or appropriate in connection with the Equity Incentive Plans or the administration or interpretation thereof. In connection with this authority, the compensation committee may, among other things, establish performance goals that must be met in order for awards to be granted or to vest, or for the restrictions on any such awards to lapse.
The Equity Incentive Plans provide for grants of restricted common stock, restricted stock units, or RSUs, performance-based awards (including performance share units, or PSUs), phantom shares, dividend equivalent rights and other equity-based awards. The 2021 Plan is subject to a ceiling of 4,250,000 shares and the 2009 Plan is subject to a ceiling of 1,625,000 shares of the Company’s common stock; however, following stockholder approval of the 2021 Plan in May 2021, no new awards will be granted under the 2009 Plan. Awards previously granted under the 2009 Plan remain outstanding and valid in accordance with their terms. The Equity Incentive Plans allow for the Company’s board of directors to expand the types of awards available under the Equity Incentive Plans to include long-term incentive plan units in the future. If an award granted under the Equity Incentive Plans expires or terminates, the shares subject to any portion of the award that expires or terminates without having been exercised or paid, as the case may be, will again become available for the issuance of additional awards. Unless earlier terminated by the Company’s board of directors, no new award may be granted under the Equity Incentive Plans after the tenth anniversary of the date that the Equity Incentive Plans were approved by the Company’s board of directors. No award may be granted under the Equity Incentive Plans to any person who, assuming payment of all awards held by such person, would own or be deemed to own more than 9.8% of the outstanding shares of the Company’s common stock.
Restricted Stock Units
The following table summarizes the activity related to RSUs for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023		2022
	Units	Weighted Average Grant Date Fair Market Value	Units	Weighted Average Grant Date Fair Market Value
Outstanding at Beginning of Period	468,632	$23.54	293,426	$28.39
Granted	282,090	17.43	213,921	21.24
Vested	(114,366)	(24.14)	(50,574)	(28.20)
Forfeited	—	—	(2,123)	(24.36)
Outstanding at End of Period	636,356	$20.72	454,650	$25.07

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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
Performance Share Units
The following table summarizes the activity related to PSUs for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023		2022
	Target Units	Weighted Average Grant Date Fair Market Value	Target Units	Weighted Average Grant Date Fair Market Value
Outstanding at Beginning of Period	265,261	$26.93	109,356	$34.68
Granted	222,208	22.47	151,313	21.80
Vested	—	—	—	—
Forfeited	—	—	(511)	(27.24)
Outstanding at End of Period	487,469	$24.90	260,158	$27.20

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
Restricted Common Stock
The following table summarizes the activity related to restricted common stock for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023		2022
	Shares	Weighted Average Grant Date Fair Market Value	Shares	Weighted Average Grant Date Fair Market Value
Outstanding at Beginning of Period	42,884	$60.91	113,239	$60.18
Granted	—	—	—	—
Vested	(42,884)	(60.91)	(69,191)	(59.71)
Forfeited	—	—	(219)	(60.92)
Outstanding at End of Period	—	$—	43,829	$60.91

The estimated fair value of restricted common stock on grant date is based on the closing market price of the Company’s common stock on the NYSE on such date. The shares underlying restricted common stock grants to independent directors in 2021 vested immediately. The shares underlying restricted common stock grants to independent directors prior to 2021 and shown as vested or forfeited in the table above were subject to a one-year vesting period. The shares underlying restricted common stock grants to the Company’s executive officers and other eligible individuals vested in three equal annual installments commencing on the first anniversary of the grant date, as long as such grantee complied with the terms and conditions of the applicable restricted stock award agreement.
Non-Cash Equity Compensation Expense
For the three months ended March 31, 2023 and 2022, the Company recognized compensation related to RSUs, PSUs and restricted common stock granted pursuant to the Equity Incentive Plans of $6.1 million and $4.2 million, respectively. As of March 31, 2023, the Company had $8.6 million of total unrecognized compensation cost related to unvested share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 1.7 years.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Note 18. Income Taxes
For the three months ended March 31, 2023 and 2022, the Company qualified to be taxed as a REIT under the Code for U.S. federal income tax purposes. As long as the Company qualifies as a REIT, the Company generally will not be subject to U.S. federal income taxes on its taxable income to the extent it annually distributes its net taxable income to stockholders, and does not engage in prohibited transactions. The Company intends to distribute 100% of its REIT taxable income and comply with all requirements to continue to qualify as a REIT. The majority of states also recognize the Company’s REIT status. The Company’s TRSs file separate tax returns and are fully taxed as standalone U.S. C corporations. It is assumed that the Company will retain its REIT status and will incur no REIT level taxation as it intends to comply with the REIT regulations and annual distribution requirements.
On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, or the IRA, sweeping legislation addressing healthcare, climate change and renewable energy incentives, and inflation, among other priorities. The bill includes numerous tax provisions that impact corporations, including the implementation of a corporate alternative minimum tax as well as a 1% excise tax on certain stock repurchases and economically similar transactions. However, REITs are excluded from the definition of an “applicable corporation” and therefore are not subject to the corporate alternative minimum tax. Additionally, stock repurchases by REITs are specifically excepted from the 1% excise tax. The Company’s TRSs operate as standalone corporations and therefore could be adversely affected by the tax law changes. The Company’s preliminary analysis of the accounting implications of the IRA result in no impact being recorded to its 2023 financial statements. As the Company completes its analysis of the IRA, collects and prepares necessary data, and interprets any additional guidance, it may make adjustments to the provisional amounts. Technical corrections or other amendments to the IRA or administrative guidance interpreting the IRA may be forthcoming at any time. While the Company does not anticipate a material effect on its operations, it will continue to analyze and monitor the application of the IRA to its business.
During the three months ended March 31, 2023, the Company’s TRSs recognized a benefit from income taxes of $3.9 million, which was primarily due to net losses recognized on MSR and operating expenses, offset by income from MSR servicing activity. During the three months ended March 31, 2022, the Company’s TRSs recognized a provision for income taxes of $48.8 million, which was primarily due to income from MSR servicing activity and gains recognized on MSR, offset by net losses recognized on derivative instruments and operating expenses.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
Note 19. Earnings Per Share
The following table presents a reconciliation of the (loss) earnings and shares used in calculating basic and diluted (loss) earnings per share for the three months ended March 31, 2023 and 2022. All per share amounts, common shares outstanding and common equity-based awards for all periods presented have been adjusted on a retroactive basis to reflect the reverse stock split.

	Three Months Ended
	March 31,
(in thousands, except share data)	2023	2022
Basic (Loss) Earnings Per Share:
Net (loss) income	$(176,808)	$285,270
Dividends on preferred stock	(12,365)	(13,747)
Dividends and undistributed earnings allocated to participating restricted stock units	(382)	(1,293)
Net (loss) income attributable to common stockholders, basic	$(189,555)	$270,230
Basic weighted average common shares	92,575,840	85,999,628
Basic (loss) earnings per weighted average common share	$(2.05)	$3.14
Diluted (Loss) Earnings Per Share:
Net (loss) income attributable to common stockholders, basic	$(189,555)	$270,230
Reallocation impact of undistributed earnings to participating restricted stock units	—	83
Interest expense attributable to convertible notes	—	5,042
Net (loss) income attributable to common stockholders, diluted	$(189,555)	$275,355
Basic weighted average common shares	92,575,840	85,999,628
Effect of dilutive shares issued in an assumed vesting of performance share units	—	113,373
Effect of dilutive shares issued in an assumed conversion	—	10,092,550
Diluted weighted average common shares	92,575,840	96,205,551
Diluted (loss) earnings per weighted average common share	$(2.05)	$2.86
___________________
(1)If applicable, includes a nondiscretionary adjustment for the assumed change in the management fee calculation.

For the three months ended March 31, 2023, excluded from the calculation of diluted loss per share was the effect of adding undistributed earnings reallocated to 655,137 weighted average participating RSUs, as their inclusion would have been antidilutive. For the three months ended March 31, 2022, participating RSUs were included in the calculation of diluted earnings per share under the two-class method since it was more dilutive than the alternative treasury stock method.
For the three months ended March 31, 2023, PSUs were excluded from the calculation of diluted loss per share, as their inclusion would have been antidilutive. For the three months ended March 31, 2022, the assumed vesting of outstanding PSUs was included in the calculation of diluted earnings per share under the two-class method since it was more dilutive than the alternative treasury stock method.
For the three months ended March 31, 2023, excluded from the calculation of diluted loss per share was the effect of adding back $4.8 million of interest expense and 9,739,120 weighted average common share equivalents, respectively, related to the assumed conversion of the Company’s convertible senior notes, as their inclusion would have been antidilutive. For the three months ended March 31, 2022, the assumed conversion of the Company’s convertible senior notes was included in the calculation of diluted earnings per share under the if-converted method.

Note 20. Subsequent Events
Events subsequent to March 31, 2023 were evaluated through the date these condensed consolidated financial statements were issued and no other additional events were identified requiring further disclosure in these condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q as well as our Annual Report on Form 10-K for the year ended December 31, 2022.

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

For the three months ended March 31, 2023, our net spread realized on the portfolio was lower than recent quarters due primarily to higher cost of financing due to rising interest rates, offset by higher coupon and lower amortization on Agency RMBS due to slower prepayment speeds and the higher yielding MSR making up a larger proportion of the portfolio. The following table provides the average portfolio yield and cost of financing on our assets for the three months ended March 31, 2023, and the four immediately preceding quarters:

	Three Months Ended
	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
Average portfolio yield (1)	5.09%	4.92%	4.61%	4.39%	3.90%
Average cost of financing (2)	4.57%	3.95%	2.84%	1.13%	1.01%
Net spread	0.52%	0.97%	1.77%	3.26%	2.89%
____________________
(1)Average portfolio yield includes interest income on Agency and non-Agency investment securities and MSR servicing income, net of estimated amortization, and servicing expenses. Beginning with the three months ended June 30, 2022, average portfolio yield also includes the implied asset yield portion of dollar roll income on TBAs. MSR estimated amortization refers to the portion of change in fair value of MSR primarily attributed to the realization of expected cash flows (runoff) of the portfolio, which is deemed a non-GAAP measure due to the company’s decision to account for MSR at fair value. TBA dollar roll income is the non-GAAP economic equivalent to holding and financing Agency RMBS using short-term repurchase agreements.
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

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains, or incorporates by reference, not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act, and that are subject to the safe harbors created by such sections. Forward-looking statements involve numerous risks and uncertainties. Our actual results may differ from our beliefs, expectations, estimates, and projections and, consequently, you should not rely on these forward-looking statements as predictions of future events. Forward-looking statements are not historical in nature and can be identified by words such as “anticipate,” “estimate,” “will,” “should,” “expect,” “target,” “believe,” “intend,” “seek,” “plan,” “goals,” “future,” “likely,” “may” and similar expressions or their negative forms, or by references to strategy, plans, or intentions. These forward-looking statements are subject to risks and uncertainties, including, among other things, those described in our Annual Report on Form 10-K for the year ended December 31, 2022, under the caption “Risk Factors.” Other risks, uncertainties and factors that could cause actual results to differ materially from those projected are described below and may be described from time to time in reports we file with the Securities and Exchange Commission, or SEC, including our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise any such forward-looking statements, whether as a result of new information, future events, or otherwise.
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

Fair Value Measurement
A significant portion of our assets and liabilities are reported at fair value and, therefore, our condensed consolidated balance sheets and statements of comprehensive loss are significantly affected by fluctuations in market prices. At March 31, 2023, approximately 86.8% of our total assets, or $12.1 billion, consisted of financial instruments recorded at fair value. See Note 10 - Fair Value to the condensed consolidated financial statements, included in this Quarterly Report on Form 10-Q, for descriptions of valuation methodologies used to measure material assets and liabilities at fair value and details of the valuation models, key inputs to those models and significant assumptions utilized. Although we execute various hedging strategies to mitigate our exposure to changes in fair value, we cannot fully eliminate our exposure to volatility caused by fluctuations in market prices.
Any temporary change in the fair value of our AFS securities, excluding certain AFS securities for which we have elected the fair value option, is recorded as a component of accumulated other comprehensive loss and does not impact our reported income (loss) for U.S. GAAP purposes, or GAAP net income (loss). However, changes in the provision for credit losses on AFS securities are recognized immediately in GAAP net income (loss). Our GAAP net income (loss) is also affected by fluctuations in market prices on the remainder of our financial assets and liabilities recorded at fair value, including interest rate swap, cap and swaption agreements and certain other derivative instruments (i.e., Agency to-be-announced securities, or TBAs, options on TBAs, futures, options on futures, and inverse interest-only securities), which are accounted for as derivative trading instruments under U.S. GAAP, fair value option elected AFS securities and MSR.
We have numerous internal controls in place to help ensure the appropriateness of fair value measurements. Significant fair value measures are subject to detailed analytics and management review and approval. Our entire investment portfolio reported at fair value is priced by third-party brokers and/or by independent pricing vendors. We generally receive three or more broker and vendor quotes on pass-through Agency P&I RMBS, and generally receive multiple broker or vendor quotes on all other securities, including interest-only Agency RMBS, and inverse interest-only Agency RMBS and other Agency securities. We also receive multiple vendor quotes for the MSR in our investment portfolio. For Agency securities, the third-party pricing vendors and brokers use pricing models that commonly incorporate such factors as coupons, primary and secondary mortgage rates, rate reset periods, issuer, prepayment speeds, credit enhancements and expected life of the security. For MSR, vendors use pricing models that generally incorporate observable inputs such as principal balance, note rate, geographical location, loan-to-value (LTV) ratios, FICO, appraised value and other loan characteristics, along with observed market yields and trading levels. Pricing vendors will customarily incorporate servicing fee, ancillary income, and earnings rate on escrow as observable inputs. Unobservable or model-driven inputs include forecast per loan annual cost to service, forecast cumulative defaults, default curve, forecast loss severity and forecast voluntary prepayment.
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
We utilize “bid side” pricing for our Agency securities and, as a result, certain assets, especially the most recent purchases, may realize a markdown due to the “bid-offer” spread. To the extent that this occurs on available-for-sale securities not accounted for under the fair value option, any economic effect of this would be reflected in accumulated other comprehensive loss.
Considerable judgment is used in forming conclusions and estimating inputs to our Level 3 fair value measurements. Level 3 inputs such as interest rate movements, prepayments speeds, credit losses and discount rates are inherently difficult to estimate. Changes to these inputs can have a significant effect on fair value measurements. Accordingly, there is no assurance that our estimates of fair value are indicative of the amounts that would be realized on the ultimate sale or exchange of these assets. At March 31, 2023, 23.0% of our total assets were classified as Level 3 fair value assets.

Critical Accounting Estimates
The preparation of financial statements in accordance with U.S. GAAP requires us to make certain judgments and assumptions, based on information available at the time of our preparation of the financial statements, in determining accounting estimates used in preparation of the statements. Accounting estimates are considered critical if the estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made and if different estimates reasonably could have been used in the reporting period or changes in the accounting estimate are reasonably likely to occur from period to period that would have a material impact on our financial condition, results of operations or cash flows. Our significant accounting policies are described in Note 2 to the consolidated financial statements, included under Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2022. Our most critical accounting policies involve our fair valuation of AFS securities, MSR and derivative instruments.
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

Market Conditions and Outlook
After beginning 2023 with two months of relative calm, the financial markets were roiled in early March by the seizure of two regional banks (Silicon Valley Bank and Signature Bank) by banking regulators, which sent tremors through the banking system. In response, interest rates on the front end of the yield curve plunged, with the 2-year Treasury yield declining by 109 basis points over a three-day period culminating in the largest one day move ever on March 13th. Just a few days prior, the 2-year yield had hit a cycle high of 5.07%, the highest level since 2007. Despite ongoing concerns about the stability of the banking system, the Federal Reserve, or the Fed, raised its benchmark rate by 25 basis points on March 22nd in a continued effort to slow down the economy and drive inflation down towards the Fed’s long-term annual target of 2%. For the quarter ended March 31, 2023, the Fed hiked rates by a total of 50 basis points, resulting in higher rates on the very front end of the yield curve though interest rates on 2-year through 10-year Treasuries net declined by about 40 basis points.
The performance of mortgage-backed securities was uneven in the quarter, as nominal and option-adjusted spreads for current coupon RMBS net widened by 5 and 19 basis points, to 133 and 49 basis points. In January, spreads tightened as volatility declined, generating the third best monthly excess return in the history of the Bloomberg U.S. Mortgage-Backed Securities Index. Some of those gains were given back in February as economic data was strong and expectations for Fed hikes increased. Spurred by the stress on the banking system and the quick reversal of interest rates, volatility spiked in March and mortgage spreads widened again, this time pushing spreads wider for the quarter and generating the second worst monthly excess return of the Bloomberg index. Thirty-year mortgage rates lagged the decline in Treasury rates, declining by only 10 basis points to finish at 6.32%. Prepayment rates marginally increased from the beginning to the end of the quarter; however, with 98% of the mortgage universe still far out of the money, mortgage rates would have to fall by hundreds of basis points to trigger a refinance wave.
Despite the extreme volatility and continued fears about banking system instability, funding in the repo market remains liquid and well-supported. Spreads on repurchase agreement financing for RMBS improved in January and February from year-end, but increased in March following the news about the failure of Silicon Valley Bank. At the end of the quarter, spreads on repurchase agreements were coming back in, with rates of SOFR plus 15 to 20 basis points with no signs of balance sheet stress.
Looking ahead for the short- to medium-term, excess supply of Agency RMBS could push spreads wider than long-term averages. In addition to organic supply, the FDIC has announced that over the coming months auctions will be held to sell the assets seized from Silicon Valley Bank and Signature Bank. These sales, most of which are lower coupon, deep discount Agency RMBS and CMO positions, total approximately $85 billion. Inclusive of these sales and the paydowns from the Fed’s portfolio, total net supply for Agency RMBS is projected to total over $500 billion for 2023. In an environment where many banks are on the sidelines, it will be up to relative value accounts like money managers, REITs and hedge funds to absorb the bulk of the supply. As such, it is reasonable to assume that spreads will be wider than long-term averages which typically include stronger bank participation. That said, at quarter end, current coupon spreads were in the 92nd percentile of long-term history on a nominal basis and the 82nd percentile on an option-adjusted basis, offering levered returns supportive of our strategy.

Prepayments on our MSR remain slow and in the event of an economic downturn, we do not believe that delinquencies will materially increase. As anticipated, attractive opportunities to add MSR did materialize in the quarter and we opportunistically increased our capital allocation to the sector. On a levered basis, with the return potential of RMBS, our combined strategy is well positioned to generate attractive long-term returns.
The following table provides the carrying value of our investment portfolio by asset type:

(dollars in thousands)	March 31, 2023		December 31, 2022
Agency RMBS	$8,676,453	72.0%	$7,668,752	71.1%
Mortgage servicing rights	3,072,445	25.5%	2,984,937	27.7%
Other	300,126	2.5%	125,158	1.2%
Total	$12,049,024		$10,778,847

Prepayment speeds and volatility due to interest rates
Our portfolio is subject to market risks, primarily interest rate risk and prepayment risk. We seek to offset a portion of our Agency pool market value exposure through our MSR and interest-only Agency RMBS portfolios. During periods of decreasing interest rates with rising prepayment speeds, the market value of our Agency pools generally increases and the market value of our interest-only securities and MSR generally decreases. The inverse relationship occurs when interest rates rise and prepayments fall. While average prepayment speeds declined from the prior quarter and remain historically slow, speeds picked up marginally between December and March, predominantly due to seasonal factors and March’s abnormally high collection days. Thirty-year mortgage rates declined by 10 basis points over the quarter which should have little effect on reported speeds. Looking ahead, prepayment speeds are expected to slow modestly into the beginning of the second quarter reflecting higher driving rates in the first half of March and fewer collection days. Further into the quarter, the rally in mortgage rates plus seasonal factors could modestly increase prepayment speeds. In addition to changes in interest rates, changes in home price performance, key employment metrics and government programs, among other macroeconomic factors, can affect prepayment speeds. We believe our portfolio management approach, including our asset selection process, positions us to respond to a variety of market scenarios. Although we are unable to predict future interest rate movements, our strategy of pairing Agency RMBS with MSR, with a focus on managing various associated risks, including interest rate, prepayment, credit, mortgage spread and financing risk, is intended to generate attractive yields with a low level of sensitivity to changes in the yield curve, prepayments and interest rate cycles.
The following table provides the three-month average constant prepayment rate, or CPR, experienced by our Agency RMBS and MSR during the three months ended March 31, 2023, and the four immediately preceding quarters:

	Three Months Ended
	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
Agency RMBS	5.3%	5.9%	9.1%	14.2%	17.3%
Mortgage servicing rights	4.1%	4.6%	6.9%	10.0%	14.2%

Our Agency RMBS are primarily collateralized by pools of fixed-rate mortgage loans. Our Agency portfolio also includes securities with implicit prepayment protection, including lower loan balances (securities collateralized by loans of less than $300,000 in initial principal balance), higher LTVs (securities collateralized by loans with LTVs greater than or equal to 80%), certain geographic concentrations, loans secured by investor-owned properties and lower FICO scores. Our overall allocation of Agency RMBS and holdings of pools with specific characteristics are viewed in the context of our aggregate portfolio strategy, including MSR and related derivative hedging instruments. Additionally, the selection of securities with certain attributes is driven by the perceived relative value of the securities, which factors in the opportunities in the marketplace, the cost of financing and the cost of hedging interest rate, prepayment, credit and other portfolio risks. Accordingly, our Agency RMBS capital allocation reflects management’s flexible approach to investing in the marketplace.

The following tables provide the carrying value of our Agency RMBS portfolio by underlying mortgage loan rate type:

	March 31, 2023
(dollars in thousands)	Principal/ Current Face	Carrying Value	Weighted Average CPR (1)	% Prepayment Protected	Gross Weighted Average Coupon Rate	Amortized Cost	Allowance for Credit Losses	Weighted Average Loan Age (months)
Agency RMBS AFS:
30-Year Fixed:
4.0%	$535,465	$515,844	4.1%	100.0%	4.6%	$540,876	$—	40
4.5%	2,956,795	2,921,461	6.7%	100.0%	5.2%	3,018,820	—	28
5.0%	2,845,992	2,862,034	5.1%	100.0%	5.8%	2,900,682	—	11
≥ 5.5%	2,272,963	2,320,239	7.2%	99.8%	6.6%	2,309,580	—	10
	8,611,215	8,619,578	6.2%	99.9%	5.7%	8,769,958	—	18
Other P&I	7,182	7,235	3.4%	—%	5.5%	7,344	—	215
Interest-only	875,510	33,881	8.9%	—%	3.8%	42,231	(5,274)	107
Agency Derivatives	188,085	15,759	10.5%	—%	6.7%	19,862	—	219
Total Agency RMBS	$9,681,992	$8,676,453		99.3%		$8,839,395	$(5,274)

	December 31, 2022
(dollars in thousands)	Principal/ Current Face	Carrying Value	Weighted Average CPR (1)	% Prepayment Protected	Gross Weighted Average Coupon Rate	Amortized Cost	Allowance for Credit Losses	Weighted Average Loan Age (months)
Agency RMBS AFS:
30-Year Fixed:
4.0%	$1,459,733	$1,382,120	3.9%	100.0%	4.6%	$1,474,169	$—	20
4.5%	3,087,310	3,006,356	5.9%	100.0%	5.2%	3,152,567	—	25
5.0%	2,439,709	2,430,470	6.5%	100.0%	5.7%	2,506,339	—	10
≥ 5.5%	411,899	419,956	3.9%	98.8%	6.5%	424,199	—	36
	7,398,651	7,238,902	5.6%	99.9%	5.3%	7,557,274	—	19
Other P&I	382,626	378,558	1.3%	88.5%	5.4%	379,837	—	30
Interest-only	963,865	36,116	8.1%	—%	4.9%	45,882	(6,785)	143
Agency Derivatives	196,457	15,176	8.4%	—%	6.7%	20,696	—	216
Total Agency RMBS	$8,941,599	$7,668,752		98.7%		$8,003,689	$(6,785)
____________________
(1)Weighted average actual one-month CPR released at the beginning of the following month based on RMBS held as of the preceding month-end.

Our MSR business offers attractive spreads and has many risk reducing characteristics when paired with our Agency RMBS portfolio. The following table summarizes activity related to the unpaid principal balance, or UPB, of loans underlying our MSR portfolio for the three months ended March 31, 2023, and the four immediately preceding quarters:

	Three Months Ended
(in thousands)	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
UPB at beginning of period	$204,876,693	$206,613,560	$227,074,413	$229,415,913	$193,770,566
Purchases of mortgage servicing rights	11,381,496	2,677,674	4,448,870	5,720,323	45,136,996
Sales of mortgage servicing rights	(142,598)	—	(19,807,427)	—	—
Scheduled payments	(1,527,309)	(1,538,046)	(1,564,465)	(1,697,237)	(1,572,871)
Prepaid	(2,119,541)	(2,439,936)	(3,709,416)	(6,026,461)	(8,249,432)
Other changes	(24,238)	(436,559)	171,585	(338,125)	330,654
UPB at end of period	$212,444,503	$204,876,693	$206,613,560	$227,074,413	$229,415,913

Counterparty exposure and leverage ratio
We monitor counterparty exposure amongst our broker, banking and lending counterparties on a daily basis. We believe our broker and banking counterparties are well-capitalized organizations, and we attempt to manage our cash balances across these organizations to reduce our exposure to any single counterparty.
As of March 31, 2023, we had entered into repurchase agreements with 38 counterparties, 20 of which had outstanding balances. In addition, we held short- and long-term borrowings under revolving credit facilities, long-term term notes payable and long-term unsecured convertible senior notes. As of March 31, 2023, the debt-to-equity ratio funding our Agency and non-Agency investment securities, MSR and servicing advances, which includes unsecured borrowings under convertible senior notes, was 4.8:1.0.
As of March 31, 2023, we held $708.2 million in cash and cash equivalents, approximately $0.9 million of unpledged Agency securities and $7.8 million of unpledged non-Agency securities. As a result, we had an overall estimated unused borrowing capacity on our unpledged securities of approximately $5.6 million. As of March 31, 2023, we held approximately $131.7 million of unpledged MSR and $42.3 million of unpledged servicing advances. Overall, on March 31, 2023, we had $164.8 million unused committed and $441.3 million unused uncommitted borrowing capacity on MSR financing facilities, and $151.2 million in unused committed borrowing capacity on servicing advance financing facilities. Generally, unused borrowing capacity may be the result of our election not to utilize certain financing, as well as delays in the timing in which funding is provided, insufficient collateral or the inability to meet lenders’ eligibility requirements for specific types of asset classes.
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

LIBOR transition
The London Interbank Offered Rate, or LIBOR, has been used extensively in the U.S. and globally as a “benchmark” or “reference rate” for various commercial and financial contracts, including corporate and municipal bonds and loans, floating rate mortgages, asset-backed securities, consumer loans, and interest rate swaps and other derivatives. On March 5, 2021, Intercontinental Exchange Inc. announced that ICE Benchmark Administration Limited, the administrator of LIBOR, intends to stop publication of the majority of USD-LIBOR tenors on June 30, 2023. In the U.S., the Alternative Reference Rates Committee, or ARRC, has identified the Secured Overnight Financing Rate, or SOFR, as its preferred alternative rate for U.S. dollar-based LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. Numerous industry wide and company-specific transitions as it relates to derivatives and cash markets exposed to LIBOR are in process, if not complete. The majority of our material contracts that are or were indexed to USD-LIBOR have been amended to transition to an alternative benchmark, where necessary. As of March 31, 2023, only our term notes incorporate LIBOR as the referenced rate and mature after the phase-out of LIBOR. However, the related agreements have provisions in place that provide for an alternative to LIBOR upon its phase-out. Additionally, as of March 31, 2023, we held exchange-traded Eurodollar futures, whose prices move in response to LIBOR and were set to mature after the phase-out of LIBOR. In April 2023, each of our outstanding Eurodollar futures contracts with maturities after June 30, 2023 was converted into three-month SOFR futures contracts with similar characteristics. As of March 31, 2023, we had no other financing arrangements or derivative instruments that incorporate LIBOR as the referenced rate and are set to mature after the phase-out of LIBOR. Additionally, each series of our fixed-to-floating preferred stock that becomes redeemable at the time the stock begins to pay a LIBOR-based rate has existing LIBOR cessation fallback language.

Summary of Results of Operations and Financial Condition
All per share amounts, common shares outstanding and common equity-based awards for all periods presented have been adjusted on a retroactive basis to reflect the one-for-four reverse stock split effected on November 1, 2022.
Our book value per common share for U.S. GAAP purposes was $16.48 at March 31, 2023, a decrease from $17.72 per common share at December 31, 2022. The decline in book value for the three months ended March 31, 2023 was primarily attributable to mortgage spread widening and increased hedging costs.
Our GAAP net loss attributable to common stockholders was $189.2 million, or $2.05 per diluted weighted average share, for the three months ended March 31, 2023, as compared to GAAP net income attributable to common stockholders of $271.5 million, or $2.86 per diluted weighted average share, for the three months ended March 31, 2022.
With our accounting treatment for AFS securities, unrealized fluctuations in the market values of AFS securities, excluding certain AFS securities for which we have elected the fair value option, do not impact our GAAP net income (loss) or taxable income but are recognized on our condensed consolidated balance sheets as a change in stockholders’ equity under “accumulated other comprehensive loss.” For the three months ended March 31, 2023 and 2022, net unrealized gains on AFS securities recognized as other comprehensive income were $125.9 million and net unrealized losses on AFS securities recognized as other comprehensive loss were $331.8 million, respectively. This, combined with GAAP net loss attributable to common stockholders of $189.2 million and GAAP net income attributable to common stockholders of $271.5 million for the three months ended March 31, 2023 and 2022, respectively, resulted in comprehensive loss attributable to common stockholders of $63.2 million and $60.3 million for the three months ended March 31, 2023 and 2022, respectively.

The following tables present the components of our comprehensive loss for the three months ended March 31, 2023 and 2022:

(in thousands, except share data)	Three Months Ended
Income Statement Data:	March 31,
	2023	2022
	(unaudited)
Interest income:
Available-for-sale securities	$97,038	$44,647
Other	19,555	199
Total interest income	116,593	44,846
Interest expense:
Repurchase agreements	104,355	8,343
Revolving credit facilities	25,656	5,676
Term notes payable	7,643	3,256
Convertible senior notes	4,836	5,042
Total interest expense	142,490	22,317
Net interest (expense) income	(25,897)	22,529
Other (loss) income:
Gain (loss) on investment securities	10,798	(52,342)
Servicing income	153,320	136,626
(Loss) gain on servicing asset	(28,079)	410,624
Loss on interest rate swap and swaption agreements	(82,154)	(38,041)
Loss on other derivative instruments	(155,771)	(101,762)
Other loss	—	(44)
Total other (loss) income	(101,886)	355,061
Expenses:
Servicing expenses	28,366	24,704
Compensation and benefits	14,083	12,193
Other operating expenses	10,484	6,625
Total expenses	52,933	43,522
(Loss) income before income taxes	(180,716)	334,068
(Benefit from) provision for income taxes	(3,908)	48,798
Net (loss) income	(176,808)	285,270
Dividends on preferred stock	(12,365)	(13,747)
Net (loss) income attributable to common stockholders	$(189,173)	$271,523
Basic (loss) earnings per weighted average common share	$(2.05)	$3.14
Diluted (loss) earnings per weighted average common share	$(2.05)	$2.86
Dividends declared per common share	$0.60	$0.68
Weighted average number of shares of common stock:
Basic	92,575,840	85,999,628
Diluted	92,575,840	96,205,551

(in thousands)	Three Months Ended
Income Statement Data:	March 31,
	2023	2022
	(unaudited)
Comprehensive loss:
Net (loss) income	$(176,808)	$285,270
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	125,931	(331,845)
Other comprehensive income (loss)	125,931	(331,845)
Comprehensive loss	(50,877)	(46,575)
Dividends on preferred stock	(12,365)	(13,747)
Comprehensive loss attributable to common stockholders	$(63,242)	$(60,322)

(in thousands)	March 31, 2023	December 31, 2022
Balance Sheet Data:
	(unaudited)
Available-for-sale securities	$8,960,820	$7,778,734
Mortgage servicing rights	$3,072,445	$2,984,937
Total assets	$13,940,291	$13,466,160
Repurchase agreements	$9,084,712	$8,603,011
Revolving credit facilities	$1,292,831	$1,118,831
Term notes payable	$398,326	$398,011
Convertible senior notes	$282,840	$282,496
Total stockholders’ equity	$2,245,683	$2,183,525

Results of Operations
The following analysis focuses on financial results during the three months ended March 31, 2023 and 2022.
Interest Income
Interest income increased from $44.8 million for the three months ended March 31, 2022 to $116.6 million for the same period in 2023 due to an increase in Agency RMBS portfolio size, lower amortization recognized on Agency RMBS due to slower prepayments, higher interest on cash balances as a result of the higher interest rate environment and increased use of reverse repurchase agreements.
Interest Expense
Interest expense increased from $22.3 million for the three months ended March 31, 2022 to $142.5 million for the same period in 2023 due to higher borrowing balances on Agency RMBS and MSR and increases in interest rates.

Net Interest Income
The following tables present the components of interest income and average net asset yield earned by asset type, the components of interest expense and average cost of funds on borrowings incurred by collateral type, and net interest income and average net interest spread for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
(dollars in thousands)	Average Balance (1)	Interest Income/Expense	Net Yield/Cost of Funds	Average Balance (1)	Interest Income/Expense	Net Yield/Cost of Funds
Interest-earning assets:
Available-for-sale securities	$8,649,865	$97,038	4.5%	$7,313,318	$44,647	2.4%
Reverse repurchase agreements	816,780	8,562	4.2%	125,074	11	—%
Other		10,993			188
Total interest income/net asset yield	$9,466,645	$116,593	4.9%	$7,438,392	$44,846	2.4%
Interest-bearing liabilities:
Borrowings collateralized by:
Available-for-sale securities	$8,181,110	$92,023	4.5%	$7,590,560	$4,787	0.3%
Agency Derivatives (2)	12,463	159	5.1%	34,920	65	0.7%
Mortgage servicing rights and advances (3)	1,878,322	38,895	8.3%	1,210,160	12,423	4.1%
U.S. Treasuries (4)	571,768	6,577	4.6%	—	—	—%
Unsecured borrowings:
Convertible senior notes	282,729	4,836	6.8%	303,665	5,042	6.6%
Total interest expense/cost of funds	$10,926,392	$142,490	5.2%	$9,139,305	22,317	1.0%
Net interest (expense) income/spread		$(25,897)	(0.3)%		$22,529	1.4%
____________________
(1)Average asset balance represents average amortized cost on AFS securities and reverse repurchase agreements.
(2)Yields on Agency Derivatives not shown as interest income is included in loss on other derivative instruments in the condensed consolidated statements of comprehensive loss.
(3)Yields on mortgage servicing rights and advances not shown as these assets do not earn interest.
(4)U.S. Treasury securities effectively borrowed under reverse repurchase agreements.

The increase in yields on AFS securities for the three months ended March 31, 2023, as compared to the same period in 2022 was driven by the rotation of the portfolio into higher coupons combined with lower amortization as a result of slower prepayment speeds. The increase in cost of funds associated with the financing of AFS securities for the three months ended March 31, 2023, as compared to the same period in 2022, was due to rising interest rates.
The increase in yields on reverse repurchase agreements for the three months ended March 31, 2023, as compared to the same period in 2022, was the result of rising interest rates. However, these yields were offset by the cost of financing the associated repurchase agreements collateralized by U.S. Treasury securities during the three months ended March 31, 2023. We did not hold any repurchase agreements collateralized by U.S. Treasury securities during the three months ended March 31, 2022.
The increase in cost of funds associated with the financing of Agency Derivatives for the three months ended March 31, 2023, as compared to the same period in 2022, was the result of rising interest rates.
The increase in cost of funds associated with the financing of MSR assets and related servicing advance obligations for the three months ended March 31, 2023, as compared to the same period in 2022, was due to rising interest rates and an increase in the use of revolving credit facility and repurchase agreement financing, which on average carry higher floating rate spreads than term notes. We have one revolving credit facility in place to finance our servicing advance obligations, which are included in other assets on our condensed consolidated balance sheets.
The slight increase in cost of funds associated with our convertible senior notes for the three months ended March 31, 2023, as compared to the same period in 2022, was due to lower amortization of deferred debt issuance costs during the three months ended March 31, 2022 as a result of the maturity of our convertible senior notes due 2022 in January 2022.

The following tables present the components of the yield earned on our AFS securities portfolio as a percentage of our average amortized cost of securities for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,
(in thousands)	2023	2022
Gross yield/stated coupon	4.9%	4.2%
Net (premium amortization) discount accretion	(0.4)%	(1.8)%
Net yield	4.5%	2.4%

Gain (Loss) On Investment Securities
The following table presents the components of gain (loss) on investment securities for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,
(in thousands)	2023	2022
Proceeds from sales	$1,360,742	$2,012,620
Amortized cost of securities sold	(1,393,484)	(2,067,471)
Total realized losses on sales	(32,742)	(54,851)
Reversal of (provision for) credit losses	142	(1,114)
Other	43,398	3,623
Gain (loss) on investment securities	$10,798	$(52,342)

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
Servicing Income
The following table presents the components of servicing income for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,
(in thousands)	2023	2022
Servicing fee income	$129,237	$135,214
Ancillary and other fee income	369	470
Float income	23,714	942
Total	$153,320	$136,626

The increase in servicing income for the three months ended March 31, 2023, as compared to the same periods in 2022, was due to higher float income as a result of the higher interest rate environment and lower compensating interest as a result of lower prepayment rates.

(Loss) Gain On Servicing Asset
The following table presents the components of (loss) gain on servicing asset for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,
(in thousands)	2023	2022
Changes in fair value due to changes in valuation inputs or assumptions used in the valuation model	$20,421	$524,913
Changes in fair value due to realization of cash flows (runoff)	(47,661)	(114,289)
Losses on sales	(839)	—
(Loss) gain on servicing asset	$(28,079)	$410,624

The increase in loss (decrease in gain) on servicing asset for the three months ended March 31, 2023, as compared to the same period in 2022, was driven by unfavorable change in valuation assumptions used in the fair valuation of MSR and losses on sales of MSR, offset by lower portfolio runoff.
Loss On Interest Rate Swap And Swaption Agreements
The following table summarizes the net interest spread and gains and losses associated with our interest rate swap and swaption positions recognized during the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,
(in thousands)	2023	2022
Net interest spread	$3,611	$(741)
Early termination, agreement maturation and option expiration losses	(18,580)	(56,264)
Change in unrealized (loss) gain on interest rate swap and swaption agreements, at fair value	(67,185)	18,964
Loss on interest rate swap and swaption agreements	$(82,154)	$(38,041)

Net interest spread recognized for the accrual and/or settlement of the net interest expense associated with our interest rate swaps results from receiving either a floating interest rate (OIS or SOFR) or a fixed interest rate and paying either a fixed interest rate or a floating interest rate (OIS or SOFR) on positions held to economically hedge/mitigate portfolio interest rate exposure (or duration) risk. We may elect to terminate certain swaps and swaptions to align with our investment portfolio, agreements may mature or options may expire resulting in full settlement of our net interest spread asset/liability and the recognition of realized gains and losses, including early termination penalties. The change in fair value of interest rate swaps and swaptions during the three months ended March 31, 2023 and 2022 was a result of changes to floating interest rates (OIS or SOFR), the swap curve and corresponding counterparty borrowing rates. Since swaps and swaptions are used for purposes of hedging our interest rate exposure, their unrealized valuation gains and losses (excluding the reversal of unrealized gains and losses to realized gains and losses upon termination, maturation or option expiration) are generally offset by unrealized losses and gains in our Agency RMBS AFS portfolio, which are recorded either directly to stockholders’ equity through other comprehensive income (loss) or to gain (loss) on investment securities, in the case of certain AFS securities for which we have elected the fair value option.

Loss On Other Derivative Instruments
The following table provides a summary of the total net gains (losses) recognized on other derivative instruments we hold for purposes of both hedging and non-hedging activities, principally TBAs, futures, options on futures, and inverse interest-only securities during the three months ended March 31, 2023 and 2022:

	Three Months Ended
(in thousands)	March 31,
	2023	2022
TBAs	$(17,164)	$(198,836)
Futures	(140,087)	106,095
Options on futures	—	(2,066)
Inverse interest-only securities	1,480	(6,955)
Loss on other derivative instruments	$(155,771)	$(101,762)

For further details regarding our use of derivative instruments and related activity, refer to Note 7 - Derivative Instruments and Hedging Activities to the condensed consolidated financial statements, included in this Quarterly Report on Form 10-Q.

Expenses
The following table presents the components of expenses for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,
(dollars in thousands)	2023	2022
Servicing expenses	$28,366	$24,704
Operating expenses:
Compensation and benefits:
Non-cash equity compensation expenses	$6,052	$4,161
All other compensation and benefits	8,031	8,032
Total compensation and benefits	$14,083	$12,193
Other operating expenses:
Nonrecurring expenses	$5,418	$689
All other operating expenses	5,066	5,936
Total other operating expenses	$10,484	$6,625
Annualized operating expense ratio	4.3%	2.8%
Annualized operating expense ratio, excluding non-cash equity compensation and other nonrecurring expenses	2.3%	2.1%

We incur servicing expenses generally related to the subservicing of MSR. The increase in servicing expenses during the three months ended March 31, 2023, as compared to the same periods in 2022, was driven by higher deboarding expenses as we transition our portfolio to RoundPoint from other subservicers as well as an increase in our reserve liabilities for standard representations and warranties, early payment default, first payment default, premium recapture and other repurchase obligations.
The increase in total operating expenses during the three months ended March 31, 2023, as compared to the same period in 2022, was driven by higher non-cash equity compensation expenses and nonrecurring expenses, offset by lower other operating expenses.
Income Taxes
During the three months ended March 31, 2023, our TRSs recognized a benefit from income taxes of $3.9 million, which was primarily due to net losses recognized on MSR and operating expenses, offset by income from MSR servicing activity. During the three months ended March 31, 2022, our TRSs recognized a provision for income taxes of $48.8 million, which was primarily due to income from MSR servicing activity and gains recognized on MSR, offset by net losses recognized on derivative instruments and operating expenses.

Financial Condition
Available-for-Sale Securities, at Fair Value
The majority of our AFS investment securities portfolio is comprised of fixed rate Agency mortgage-backed securities backed by single-family and multi-family mortgage loans. We also hold $127.3 million in tranches of mortgage-backed and asset-backed P&I and interest-only non-Agency securities and $172.8 million of other Agency securities. All of our P&I Agency RMBS AFS are Fannie Mae or Freddie Mac mortgage pass-through certificates or collateralized mortgage obligations, or Ginnie Mae mortgage pass-through certificates, which are backed by the guarantee of the U.S. government. The majority of these securities consist of whole pools in which we own all of the investment interests in the securities.
The tables below summarizes certain characteristics of our Agency RMBS AFS at March 31, 2023:

	March 31, 2023
(dollars in thousands, except purchase price)	Principal/ Current Face	Net (Discount) Premium	Amortized Cost	Allowance for Credit Losses	Unrealized Gain	Unrealized Loss	Carrying Value	Weighted Average Coupon Rate	Weighted Average Purchase Price
P&I securities	$8,618,397	$158,906	$8,777,303	$—	$32,146	$(182,636)	$8,626,813	4.96%	$102.05
Interest-only securities	875,510	42,232	42,232	(5,274)	1,579	(4,656)	33,881	2.01%	$19.83
Total	$9,493,907	$201,138	$8,819,535	$(5,274)	$33,725	$(187,292)	$8,660,694

Mortgage Servicing Rights, at Fair Value
One of our wholly owned subsidiaries has approvals from Fannie Mae and Freddie Mac to own and manage MSR, which represent the right to control the servicing of mortgage loans. We do not directly service mortgage loans, and instead contract with appropriately licensed subservicers to handle substantially all servicing functions in the name of the subservicer for the loans underlying our MSR. As of March 31, 2023, our MSR had a fair market value of $3.1 billion.
As of March 31, 2023, our MSR portfolio included MSR on 831,028 loans with an unpaid principal balance of $212.4 billion. The following tables summarize certain characteristics of the loans underlying our MSR by gross weighted average coupon rate types and ranges at March 31, 2023:

	March 31, 2023
(dollars in thousands)	Number of Loans	Unpaid Principal Balance	Weighted Average Gross Coupon Rate	Weighted Average Current Loan Size	Weighted Average Loan Age (months)	Weighted Average Original FICO	Weighted Average Original LTV	60+ Day Delinquencies	3-Month CPR	Net Servicing Fee (bps)
30-Year Fixed:
≤ 3.25%	296,930	$95,563,996	2.8%	$379	26	768	71.0%	0.4%	3.0%	25.8
> 3.25 - 3.75%	138,942	35,922,835	3.4%	325	41	754	74.2%	0.8%	4.1%	26.3
> 3.75 - 4.25%	106,613	22,127,987	3.9%	271	64	751	75.7%	1.1%	5.4%	27.3
> 4.25 - 4.75%	59,241	10,495,538	4.4%	248	66	736	77.4%	2.1%	6.4%	26.4
> 4.75 - 5.25%	42,431	9,945,024	4.9%	356	30	745	78.7%	1.4%	6.3%	26.8
> 5.25%	49,988	13,880,786	5.8%	383	12	745	80.6%	0.8%	5.6%	30.1
	694,145	187,936,166	3.5%	348	35	759	73.6%	0.7%	4.0%	26.5
15-Year Fixed:
≤ 2.25%	23,041	6,371,648	2.0%	325	23	777	59.1%	0.1%	2.7%	25.2
> 2.25 - 2.75%	38,540	8,549,734	2.4%	272	27	772	58.9%	0.2%	3.9%	25.9
> 2.75 - 3.25%	35,572	5,079,979	2.9%	198	55	766	61.5%	0.2%	6.2%	26.2
> 3.25 - 3.75%	20,845	2,193,445	3.4%	156	68	757	63.9%	0.6%	8.2%	26.9
> 3.75 - 4.25%	9,766	866,040	3.9%	144	64	742	65.1%	0.8%	8.4%	28.6
> 4.25%	6,521	784,838	4.8%	225	28	741	65.6%	0.9%	11.1%	32.0
	134,285	23,845,684	2.6%	254	37	769	60.4%	0.2%	4.8%	26.2
Total ARMs	2,598	662,653	3.7%	337	57	761	69.0%	1.1%	12.4%	25.5
Total	831,028	$212,444,503	3.4%	$337	35	760	72.1%	0.7%	4.1%	26.5

Financing
Our borrowings consist primarily of repurchase agreements, revolving credit facilities, term notes payable and convertible senior notes. Repurchase agreements, revolving credit facilities and term notes payable are collateralized by our pledge of AFS securities, derivative instruments, MSR, servicing advances and certain cash balances. Substantially all of our Agency securities are currently pledged as collateral, and the majority of our non-Agency securities have been pledged as collateral for repurchase agreements. Additionally, a substantial portion of our MSR is currently pledged as collateral for repurchase agreements, revolving credit facilities and term notes payable, and a portion of our servicing advances have been pledged as collateral for revolving credit facilities. In connection with our securitization of MSR and issuance of term notes payable, a variable funding note, or VFN, was issued to one of our subsidiaries. We have one repurchase facility that is secured by the VFN, which is collateralized by our MSR. Finally, our convertible senior notes due 2026 are unsecured and pay interest semiannually at a rate of 6.25% per annum.
As of March 31, 2023, only our term notes incorporate LIBOR as the referenced rate and mature after the phase-out of LIBOR. However, the related agreements have provisions in place that provide for an alternative to LIBOR upon its phase-out. We have no other financing arrangements that incorporate LIBOR as the referenced rate as of March 31, 2023. See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Market Conditions and Outlook - LIBOR transition” in this Quarterly Report on Form 10-Q for further discussion.
At March 31, 2023, borrowings under repurchase agreements, revolving credit facilities, term notes payable and convertible senior notes had the following characteristics:

(dollars in thousands)	March 31, 2023
Borrowing Type	Amount Outstanding	Weighted Average Borrowing Rate	Weighted Average Years to Maturity
Repurchase agreements	$9,084,712	5.11%	0.2
Revolving credit facilities	1,292,831	8.09%	1.5
Term notes payable	398,326	7.65%	1.2
Convertible senior notes (1)	282,840	6.25%	2.8
Total	$11,058,709	5.58%	0.5

(dollars in thousands)	March 31, 2023
Collateral Type	Amount Outstanding	Weighted Average Borrowing Rate	Weighted Average Haircut on Collateral Value
Agency RMBS	$8,382,703	5.01%	3.9%
Agency Other	168,658	4.92%	2.9%
Non-Agency securities	70,289	6.15%	40.0%
Agency Derivatives	12,296	5.17%	18.8%
Mortgage servicing rights	1,892,307	8.04%	31.1%
Mortgage servicing advances	48,850	8.05%	12.7%
U.S. Treasuries (2)	200,766	4.68%	—%
Other (1)	282,840	6.25%	N/A
Total	$11,058,709	5.58%	8.6%
____________________
(1)Includes unsecured convertible senior notes due 2026 paying interest semiannually at a rate of 6.25% per annum on the aggregate principal amount of $287.5 million.
(2)U.S. Treasury securities effectively borrowed under reverse repurchase agreements.

As of March 31, 2023, the debt-to-equity ratio funding our AFS securities, MSR, servicing advances and Agency Derivatives, which includes unsecured borrowings under convertible senior notes, was 4.8:1.0. As previously discussed, our Agency RMBS, given their liquidity and high credit quality, are eligible for higher levels of leverage, while MSR, with less liquidity and/or more exposure to prepayment risk, utilize lower levels of leverage. Generally, our debt-to-equity ratio is directly correlated to the composition of our portfolio; typically, the higher the percentage of Agency RMBS we hold, the higher our debt-to-equity ratio will be. However, in addition to portfolio mix, our debt-to-equity ratio is a function of many other factors, including the liquidity of our portfolio, the availability and price of our financing, the diversification of our counterparties and their available capacity to finance our assets, and anticipated regulatory developments. We may alter the percentage allocation of our portfolio among our target assets depending on the relative value of the assets that are available to purchase from time to time, including at times when we are deploying proceeds from offerings we conduct. We believe the current degree of leverage within our portfolio helps ensure that we have access to unused borrowing capacity, thus supporting our liquidity and the strength of our balance sheet.
The following table provides a summary of our borrowings under repurchase agreements (excluding those collateralized by U.S. Treasuries), revolving credit facilities, term notes payable and convertible senior notes and our debt-to-equity ratios for the three months ended March 31, 2023, and the four immediately preceding quarters:

(dollars in thousands)
For the Three Months Ended	Quarterly Average	End of Period Balance	Maximum Balance of Any Month-End	End of Period Total Borrowings to Equity Ratio	End of Period Net Long (Short) TBA Cost Basis	End of Period Net Payable (Receivable) for Unsettled RMBS	End of Period Economic Debt-to-Equity Ratio (1)
March 31, 2023	$10,354,624	$10,857,943	$11,162,257	4.8:1.0	$3,644,540	$—	6.5:1.0
December 31, 2022	$9,878,254	$9,514,054	$10,672,731	4.4:1.0	$3,923,298	$342,964	6.3:1.0
September 30, 2022	$10,973,416	$11,844,972	$11,844,972	5.5:1.0	$4,153,582	$34,576	7.5:1.0
June 30, 2022	$8,949,630	$9,463,102	$9,463,102	3.8:1.0	$6,409,396	$1,240,666	6.9:1.0
March 31, 2022	$9,139,305	$9,121,894	$9,366,946	3.5:1.0	$4,737,226	$(234,971)	5.2:1.0
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

Equity
The following table provides details of our changes in stockholders’ equity from December 31, 2022 to March 31, 2023.

(in millions, except per share amounts)	Book Value	Common Shares Outstanding	Common Book Value Per Share
Common stockholders’ equity at December 31, 2022	$1,531.2	86.4	$17.72
Net loss	(176.8)
Other comprehensive income	125.9
Comprehensive loss	(50.9)
Dividends on preferred stock	(12.3)
Comprehensive loss attributable to common stockholders	(63.2)
Dividend declarations	(58.4)
Other	6.1	0.1
Balance before capital transactions	1,415.7	86.5
Issuance of common stock, net of offering costs	177.7	10.1
Common stockholders’ equity at March 31, 2023	$1,593.4	96.6	$16.48
Total preferred stock liquidation preference	652.3
Total stockholders’ equity at March 31, 2023	$2,245.7

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
As of March 31, 2023, we held $708.2 million in cash and cash equivalents available to support our operations; $12.1 billion of AFS securities, MSR, and derivative assets held at fair value; and $11.1 billion of outstanding debt in the form of repurchase agreements, borrowings under revolving credit facilities, term notes payable and convertible senior notes. During the three months ended March 31, 2023, the debt-to-equity ratio funding our Agency and non-Agency investment securities, MSR and servicing advances, which includes unsecured borrowings under convertible senior notes, increased from 4.4:1.0 to 4.8:1.0. The increase was predominantly driven by an increase in financing on Agency RMBS purchases and MSR. During the three months ended March 31, 2023, our economic debt-to-equity ratio funding our Agency and non-Agency investment securities, MSR and servicing advances, which includes unsecured borrowings under convertible senior notes, implied debt on net TBA cost basis and net payable (receivable) for unsettled RMBS, increased from 6.3:1.0 to 6.5:1.0.
As of March 31, 2023, we held approximately $0.9 million of unpledged Agency securities and $7.8 million of unpledged non-Agency securities. As a result, we had an overall estimated unused borrowing capacity on unpledged securities of approximately $5.6 million. As of March 31, 2023, we held approximately $131.7 million of unpledged MSR and $42.3 million of unpledged servicing advances. Overall, on March 31, 2023, we had $164.8 million unused committed and $441.3 million unused uncommitted borrowing capacity on MSR financing facilities, and $151.2 million in unused committed borrowing capacity on servicing advance financing facilities. Generally, unused borrowing capacity may be the result of our election not to utilize certain financing, as well as delays in the timing in which funding is provided, insufficient collateral or the inability to meet lenders’ eligibility requirements for specific types of asset classes. On a daily basis, we monitor and forecast our available, or excess, liquidity. Additionally, we frequently perform shock analyses against various market events to monitor the adequacy of our excess liquidity.
During the three months ended March 31, 2023, we did not experience any material issues accessing our funding sources. We expect ongoing sources of financing to be primarily repurchase agreements, revolving credit facilities, term notes payable, convertible notes and similar financing arrangements. We plan to finance our assets with a moderate amount of leverage, the level of which may vary based upon the particular characteristics of our portfolio and market conditions.
As of March 31, 2023, we had master repurchase agreements in place with 38 counterparties (lenders), the majority of which are U.S. domiciled financial institutions, and we continue to evaluate additional counterparties to manage and optimize counterparty risk. Under our repurchase agreements, we are required to pledge additional assets as collateral to our lenders when the estimated fair value of the existing pledged collateral under such agreements declines and such lenders, through a margin call, demand additional collateral. Lenders generally make margin calls because of a perceived decline in the value of our assets collateralizing the repurchase agreements. This may occur following the monthly principal reduction of assets due to scheduled amortization and prepayments on the underlying mortgages, or may be caused by changes in market interest rates, a perceived decline in the market value of the investments and other market factors. To cover a margin call, we may pledge additional assets or cash. At maturity, any cash on deposit as collateral is generally applied against the repurchase agreement balance, thereby reducing the amount borrowed. Should the value of our assets suddenly decrease, significant margin calls on our repurchase agreements could result, causing an adverse change in our liquidity position.

In addition to our master repurchase agreements that fund our Agency and non-Agency securities, we have one repurchase facility and three revolving credit facilities that provide short- and long-term financing for our MSR portfolio. We also have one revolving credit facility that provides long-term financing for our servicing advances. A summary of our MSR and servicing advance facilities is provided in the table below:

(dollars in thousands)
March 31, 2023
Expiration Date (1)	Amount Outstanding	Unused Committed Capacity (2)	Unused Uncommitted Capacity	Total Capacity	Eligible Collateral
March 31, 2025	$658,731	$—	$241,269	$900,000	Mortgage servicing rights
March 17, 2025	$256,250	$93,750	$150,000	$500,000	Mortgage servicing rights (4)
June 30, 2023	$329,000	$71,000	$—	$400,000	Mortgage servicing rights
December 29, 2023	$250,000	$—	$50,000	$300,000	Mortgage servicing rights (3)
September 28, 2024	$48,850	$151,150	$—	$200,000	Mortgage servicing advances
____________________
(1)The facilities are set to mature on the stated expiration date, unless extended pursuant to their terms.
(2)Represents unused capacity amounts to which commitment fees are charged.
(3)This repurchase facility is secured by a VFN issued in connection with our securitization of MSR, which is collateralized by our MSR.
(4)The revolving period of this facility ceases on March 17, 2024, at which time the facility starts a 12-month amortization period.

We are subject to a variety of financial covenants under our lending agreements. The following represent the most restrictive financial covenants across our lending agreements as of March 31, 2023:
•Total indebtedness to tangible net worth must be less than 8.0:1.0. As of March 31, 2023, our total indebtedness to tangible net worth, as defined, was 5.1:1.0.
•Cash liquidity must be greater than $200.0 million. As of March 31, 2023, our liquidity, as defined, was $708.2 million.
•Net worth must be greater than the higher of $1.5 billion or 50% of the highest net worth during the 24 calendar months prior. As of March 31, 2023, 50% of the highest net worth during the 24 calendar months prior, as defined, was $1.4 billion and our net worth, as defined, was $2.2 billion.
We are also subject to additional financial covenants in connection with various other agreements we enter into in the normal course of our business. We intend to continue to operate in a manner which complies with all of our financial covenants.
The following table summarizes assets at carrying values that were pledged or restricted as collateral for the future payment obligations of repurchase agreements, revolving credit facilities, term notes payable and derivative instruments at March 31, 2023 and December 31, 2022:

(in thousands)	March 31, 2023	December 31, 2022
Available-for-sale securities, at fair value	$8,952,534	$7,426,953
Mortgage servicing rights, at fair value	2,940,717	2,958,057
Restricted cash	78,857	324,854
Due from counterparties	29,510	22,055
Derivative assets, at fair value	15,309	14,738
Other assets	57,958	67,819
U.S. Treasuries (1)	195,290	877,632
Total	$12,270,175	$11,692,108
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
The following table provides the maturities of our repurchase agreements, revolving credit facilities, term notes payable and convertible senior notes as of March 31, 2023 and December 31, 2022:

(in thousands)	March 31, 2023	December 31, 2022
Within 30 days	$1,713,277	$2,691,195
30 to 59 days	1,558,518	2,160,737
60 to 89 days	1,303,639	2,536,636
90 to 119 days	2,730,387	905,443
120 to 364 days	2,107,891	509,000
One to three years	1,644,997	1,316,842
Three to five years	—	282,496
Total	$11,058,709	$10,402,349

For the three months ended March 31, 2023, our restricted and unrestricted cash balance decreased approximately $300.9 million to $825.6 million at March 31, 2023. The cash movements can be summarized by the following:
•Cash flows from operating activities. For the three months ended March 31, 2023, operating activities increased our cash balances by approximately $0.1 million, primarily driven by our financial results for the quarter.
•Cash flows from investing activities. For the three months ended March 31, 2023, investing activities decreased our cash balances by approximately $1.1 billion, primarily driven by net purchases of AFS securities and MSR and payments for termination and settlement of derivative instruments, offset by net proceeds from reverse repurchase agreements.
•Cash flows from financing activities. For the three months ended March 31, 2023, financing activities increased our cash balance by approximately $768.9 million, primarily driven by an increase in repurchase agreement and revolving credit facility financing as well as the issuance of common stock, offset by the payment of dividends.

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
We perform interest rate sensitivity analyses on various measures of our financial results and condition by examining how our assets, financing, and hedges will perform in various interest rate “shock” scenarios. Two of these measures are presented below in more detail. The first measure is change in annualized net interest income over the next 12 months, including interest spread from our interest rate swaps and float income from custodial accounts associated with our MSR. The second measure is change in value of financial position, including the value of our derivative assets and liabilities. All changes in value are measured as the change from the March 31, 2023 financial position. All projected changes in annualized net interest income are measured as the change from the projected annualized net interest income based off current performance returns.
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

The following interest rate sensitivity table displays the potential impact of instantaneous, parallel changes in interest rates of +/- 25 and +/- 50 bps on annualized net interest income and portfolio value, based on our interest sensitive financial instruments at March 31, 2023. The preceding discussion shows that the results for the 25 bps move scenarios are the best representation of our interest rate exposure, followed by those for the 50 bps move scenarios. This hierarchy reflects our localized approach to managing interest rate risk: monitoring rates and rebalancing our hedges on a day to day basis, where rate moves only rarely exceed 25 bps in either direction.

	Changes in Interest Rates
(dollars in thousands)	-50 bps	-25 bps	+25 bps	+50 bps
Change in annualized net interest income (1):	$15,279	$7,618	$(7,635)	$(15,207)
% change in net interest income (1)	9.6%	4.8%	(4.8)%	(9.6)%
Change in value of financial position:
Available-for-sale securities	$178,321	$92,245	$(98,274)	$(202,191)
As a % of common equity	11.2%	5.8%	(6.2)%	(12.7)%
Mortgage servicing rights (2)	$(114,129)	$(51,932)	$51,095	$89,355
As a % of common equity (2)	(7.2)%	(3.3)%	3.2%	5.6%
Derivatives, net	$(92,343)	$(43,510)	$38,795	$72,862
As a % of common equity	(5.8)%	(2.7)%	2.5%	4.6%
Reverse repurchase agreements	$41	$20	$(20)	$(41)
As a % of common equity	—%	—%	—%	—%
Repurchase agreements	$(10,184)	$(5,092)	$5,092	$10,184
As a % of common equity	(0.6)%	(0.3)%	0.3%	0.7%
Revolving credit facilities	$(439)	$(219)	$218	$436
As a % of common equity	—%	—%	—%	—%
Term notes payable	$(144)	$(72)	$72	$143
As a % of common equity	—%	—%	—%	—%
Convertible senior notes	$(1,492)	$(737)	$719	$1,437
As a % of common equity	(0.1)%	(0.1)%	0.1%	0.1%
Total Net Assets	$(40,369)	$(9,297)	$(2,303)	$(27,815)
As a % of total assets	(0.3)%	(0.1)%	—%	(0.2)%
As a % of common equity	(2.5)%	(0.6)%	(0.1)%	(1.7)%
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

Certain assumptions have been made in connection with the calculation of the information set forth in the foregoing interest rate sensitivity table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at March 31, 2023. As discussed, the analysis utilizes assumptions and estimates based on our experience and judgment. Furthermore, future purchases and sales of assets could materially change our interest rate risk profile.
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
Market Risk
Market Value Risk. Our AFS securities are reflected at their estimated fair value, with the difference between amortized cost net of allowance for credit losses and estimated fair value for all AFS securities except certain AFS securities for which we have elected the fair value option reflected in accumulated other comprehensive loss. The estimated fair value of these securities fluctuates primarily due to changes in interest rates, market valuation of credit risks, and other factors. Generally, in a rising interest rate environment, we would expect the fair value of these securities to decrease; conversely, in a decreasing interest rate environment, we would expect the fair value of these securities to increase. As market volatility increases or liquidity decreases, the fair value of our assets may be adversely impacted.
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

Item 4. Controls and Procedures
A review and evaluation was performed by our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that review and evaluation, the CEO and CFO have concluded that our current disclosure controls and procedures, as designed and implemented, were effective as of March 31, 2023. Although our CEO and CFO have determined our disclosure controls and procedures were effective at the end of the period covered by this Quarterly Report on Form 10-Q, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the company to disclose material information otherwise required to be set forth in the reports we submit under the Exchange Act.
There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
There have been no material changes to the risk factors set forth under the heading “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022, or the Form 10-K. The materialization of any risks and uncertainties identified in our Forward-Looking Statements contained in this Quarterly Report on Form 10-Q, together with those previously disclosed in the Form 10-K or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations, and cash flows. See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements” in this Quarterly Report on Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)None.
(b)None.
(c)Our preferred share repurchase program allows for the repurchase of up to an aggregate of 5,000,000 shares of the company’s preferred stock, which includes the 8.125% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, 7.625% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock and 7.25% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock. Preferred shares may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to trading plans in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, or by any combination of such methods. The manner, price, number and timing of preferred share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The preferred share repurchase program does not require the purchase of any minimum number of shares, and, subject to SEC rules, purchases may be commenced or suspended at any time without prior notice. The preferred share repurchase program does not have an expiration date. As of March 31, 2023, we had repurchased an aggregate of 2,957,950 preferred shares under the program for a total cost of $51.4 million. We did not repurchase preferred shares during the three months ended March 31, 2023.
Our common share repurchase program allows for the repurchase of up to an aggregate of 9,375,000 shares of the company’s common stock. Common shares may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act or by any combination of such methods. The manner, price, number and timing of common share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The common share repurchase program does not require the purchase of any minimum number of shares, and, subject to SEC rules, purchases may be commenced or suspended at any time without prior notice. The common share repurchase program does not have an expiration date. As of March 31, 2023, we had repurchased 3,043,575 common shares under the program for a total cost of $201.5 million. We did not repurchase common shares during the three months ended March 31, 2023.

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

3.12	Amended and Restated Bylaws of Two Harbors Investment Corp. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 23, 2020).
31.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
31.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)
32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

Exhibit Number	Exhibit Description
101	Financial statements from the Quarterly Report on Form 10-Q of Two Harbors Investment Corp. for the three months ended March 31, 2023, filed with the SEC on May 2, 2023, formatted in Inline XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Loss, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements. (filed herewith)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101). (filed herewith)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TWO HARBORS INVESTMENT CORP.
Dated:	May 2, 2023	By:	/s/ William Greenberg
William Greenberg President and Chief Executive Officer (Principal Executive Officer)
Dated:	May 2, 2023	By:	/s/ Mary Riskey
Mary Riskey Chief Financial Officer (Principal Financial and Accounting Officer)