Form 10-Q
period 2023-06-30
TWO HARBORS INVESTMENT CORP.
filed 2023-08-01
CIK 1465740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of July 27, 2023, there were 96,166,187 shares of outstanding common stock, par value $0.01 per share, issued and outstanding.

TWO HARBORS INVESTMENT CORP.

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2023	December 31, 2022
ASSETS	(unaudited)
Available-for-sale securities, at fair value (amortized cost $9,278,950 and $8,114,627, respectively; allowance for credit losses $5,360 and $6,958, respectively)	$8,963,203	$7,778,734
Mortgage servicing rights, at fair value	3,273,956	2,984,937
Cash and cash equivalents	699,081	683,479
Restricted cash	322,603	443,026
Accrued interest receivable	39,700	36,018
Due from counterparties	248,607	253,374
Derivative assets, at fair value	16,469	26,438
Reverse repurchase agreements	289,288	1,066,935
Other assets	157,092	193,219
Total Assets (1)	$14,009,999	$13,466,160
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Repurchase agreements	$9,067,824	$8,603,011
Revolving credit facilities	1,455,421	1,118,831
Term notes payable	398,653	398,011
Convertible senior notes	267,791	282,496
Derivative liabilities, at fair value	14,976	34,048
Due to counterparties	267,050	541,709
Dividends payable	55,675	64,504
Accrued interest payable	120,504	94,034
Commitments and contingencies (see Note 15)	—	—
Other liabilities	146,096	145,991
Total Liabilities (1)	11,793,990	11,282,635
Stockholders’ Equity:
Preferred stock, par value $0.01 per share; 100,000,000 shares authorized and 25,578,232 and 26,092,050 shares issued and outstanding, respectively ($639,456 and $652,301 liquidation preference, respectively)	618,579	630,999
Common stock, par value $0.01 per share; 175,000,000 shares authorized and 96,165,535 and 86,428,845 shares issued and outstanding, respectively	962	864
Additional paid-in capital	5,824,509	5,645,998
Accumulated other comprehensive loss	(309,086)	(278,711)
Cumulative earnings	1,476,462	1,453,371
Cumulative distributions to stockholders	(5,395,417)	(5,268,996)
Total Stockholders’ Equity	2,216,009	2,183,525
Total Liabilities and Stockholders’ Equity	$14,009,999	$13,466,160
____________________
(1)The condensed consolidated balance sheets include assets and liabilities of consolidated variable interest entities, or VIEs. At June 30, 2023 and December 31, 2022, assets of the VIEs totaled $472,108 and $497,921, and liabilities of the VIEs totaled $465,860 and $453,952, respectively. See Note 3 - Variable Interest Entities for additional information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)
(in thousands, except share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Interest income:
Available-for-sale securities	$104,195	$55,399	$201,233	$100,046
Other	13,567	1,604	33,122	1,803
Total interest income	117,762	57,003	234,355	101,849
Interest expense:
Repurchase agreements	116,946	19,269	221,301	27,612
Revolving credit facilities	29,684	9,106	55,340	14,782
Term notes payable	8,239	3,925	15,882	7,181
Convertible senior notes	4,692	4,801	9,528	9,843
Total interest expense	159,561	37,101	302,051	59,418
Net interest (expense) income	(41,799)	19,902	(67,696)	42,431
Other income (loss):
Gain (loss) on investment securities	2,172	(197,719)	12,970	(250,061)
Servicing income	175,223	157,526	328,543	294,152
Gain (loss) on servicing asset	21,679	85,557	(6,400)	496,181
Gain (loss) on interest rate swap and swaption agreements	56,533	32,734	(25,621)	(5,307)
Gain (loss) on other derivative instruments	47,161	(101,273)	(108,610)	(203,035)
Other income (loss)	2,200	(73)	2,200	(117)
Total other income (loss)	304,968	(23,248)	203,082	331,813
Expenses:
Servicing expenses	25,190	22,991	53,556	47,695
Compensation and benefits	8,868	11,019	22,951	23,212
Other operating expenses	11,886	9,152	22,370	15,777
Total expenses	45,944	43,162	98,877	86,684
Income (loss) before income taxes	217,225	(46,508)	36,509	287,560
Provision for income taxes	19,780	25,912	15,872	74,710
Net income (loss)	197,445	(72,420)	20,637	212,850
Dividends on preferred stock	(12,115)	(13,748)	(24,480)	(27,495)
Gain on repurchase and retirement of preferred stock	2,454	—	2,454	—
Net income (loss) attributable to common stockholders	$187,784	$(86,168)	$(1,389)	$185,355
Basic earnings (loss) per weighted average common share	$1.94	$(1.00)	$(0.02)	$2.14
Diluted earnings (loss) per weighted average common share	$1.80	$(1.00)	$(0.02)	$2.02
Dividends declared per common share	$0.45	$0.68	$1.05	$1.36
Weighted average number of shares of common stock:
Basic	96,387,877	86,069,431	94,492,389	86,034,722
Diluted	106,062,378	86,069,431	94,492,389	96,085,473

The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited), continued
(in thousands, except share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Comprehensive income (loss):
Net income (loss)	$197,445	$(72,420)	$20,637	$212,850
Other comprehensive loss:
Unrealized loss on available-for-sale securities	(156,306)	(4,211)	(30,375)	(336,056)
Other comprehensive loss	(156,306)	(4,211)	(30,375)	(336,056)
Comprehensive income (loss)	41,139	(76,631)	(9,738)	(123,206)
Dividends on preferred stock	(12,115)	(13,748)	(24,480)	(27,495)
Gain on repurchase and retirement of preferred stock	2,454	—	2,454	—
Comprehensive income (loss) attributable to common stockholders	$31,478	$(90,379)	$(31,764)	$(150,701)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)
(in thousands)

	Preferred Stock	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Earnings	Cumulative Distributions to Stockholders	Total Stockholders’ Equity
Balance, December 31, 2021	$702,550	$860	$5,627,758	$186,346	$1,212,983	$(4,986,544)	$2,743,953
Net income	—	—	—	—	285,270	—	285,270
Other comprehensive loss before reclassifications	—	—	—	(323,490)	—	—	(323,490)
Amounts reclassified from accumulated other comprehensive income	—	—	—	(8,355)	—	—	(8,355)
Other comprehensive loss	—	—	—	(331,845)	—	—	(331,845)
Issuance of common stock, net of offering costs	—	—	323	—	—	—	323
Preferred dividends declared	—	—	—	—	—	(13,747)	(13,747)
Common dividends declared	—	—	—	—	—	(58,811)	(58,811)
Non-cash equity award compensation	—	—	4,161	—	—	—	4,161
Balance, March 31, 2022	702,550	860	5,632,242	(145,499)	1,498,253	(5,059,102)	2,629,304
Net loss	—	—	—	—	(72,420)	—	(72,420)
Other comprehensive loss before reclassifications	—	—	—	(141,843)	—	—	(141,843)
Amounts reclassified from accumulated other comprehensive income	—	—	—	137,632	—	—	137,632
Other comprehensive loss	—	—	—	(4,211)	—	—	(4,211)
Issuance of common stock, net of offering costs	—	—	82	—	—	—	82
Preferred dividends declared	—	—	—	—	—	(13,748)	(13,748)
Common dividends declared	—	—	—	—	—	(58,844)	(58,844)
Non-cash equity award compensation	—	1	3,460	—	—	—	3,461
Balance, June 30, 2022	$702,550	$861	$5,635,784	$(149,710)	$1,425,833	$(5,131,694)	$2,483,624

Balance, December 31, 2022	$630,999	$864	$5,645,998	$(278,711)	$1,453,371	$(5,268,996)	$2,183,525
Net loss	—	—	—	—	(176,808)	—	(176,808)
Other comprehensive income before reclassifications	—	—	—	62,709	—	—	62,709
Amounts reclassified from accumulated other comprehensive income	—	—	—	63,222	—	—	63,222
Other comprehensive income	—	—	—	125,931	—	—	125,931
Issuance of common stock, net of offering costs	—	102	177,627	—	—	—	177,729
Preferred dividends declared	—	—	—	—	—	(12,365)	(12,365)
Common dividends declared	—	—	—	—	—	(58,381)	(58,381)
Non-cash equity award compensation	—	1	6,051	—	—	—	6,052
Balance, March 31, 2023	630,999	967	5,829,676	(152,780)	1,276,563	(5,339,742)	2,245,683
Net income	—	—	—	—	197,445	—	197,445
Other comprehensive loss before reclassifications	—	—	—	(156,306)	—	—	(156,306)
Amounts reclassified from accumulated other comprehensive income	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	(156,306)	—	—	(156,306)
Repurchase and retirement of preferred stock	(12,420)	—	—	—	2,454	—	(9,966)
Issuance of common stock, net of offering costs	—	—	149	—	—	—	149
Repurchase of common stock	—	(6)	(7,050)	—	—	—	(7,056)
Preferred dividends declared	—	—	—	—	—	(12,115)	(12,115)
Common dividends declared	—	—	—	—	—	(43,560)	(43,560)
Non-cash equity award compensation	—	1	1,734	—	—	—	1,735
Balance, June 30, 2023	$618,579	$962	$5,824,509	$(309,086)	$1,476,462	$(5,395,417)	$2,216,009

The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2023	2022
Cash Flows From Operating Activities:
Net income	$20,637	$212,850
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums and discounts on investment securities, net	15,826	55,287
Amortization of deferred debt issuance costs on term notes payable and convertible senior notes	1,307	1,265
(Reversal of) provision for credit losses on investment securities	(119)	1,651
Realized and unrealized (gains) losses on investment securities	(12,851)	248,410
Loss (gain) on servicing asset	6,400	(496,181)
Realized and unrealized loss on interest rate swaps and swaptions	32,684	300
Unrealized gains on other derivative instruments	(17,055)	(92,309)
Gain on repurchase of convertible senior notes	(2,201)	—
Equity based compensation	7,787	7,622
Net change in assets and liabilities:
Increase in accrued interest receivable	(3,682)	(3,988)
Decrease in deferred income taxes, net	12,229	74,710
Increase in accrued interest payable	26,470	3,444
Change in other operating assets and liabilities, net	24,003	5,134
Net cash provided by operating activities	111,435	18,195
Cash Flows From Investing Activities:
Purchases of available-for-sale securities	(3,111,690)	(7,295,928)
Proceeds from sales of available-for-sale securities	1,575,796	4,339,148
Principal payments on available-for-sale securities	318,194	687,642
Purchases of mortgage servicing rights, net of purchase price adjustments	(297,273)	(538,432)
Proceeds from sales of mortgage servicing rights	1,854	—
(Purchases) short sales of derivative instruments, net	(338)	39,895
(Payments for termination and settlement) proceeds from sales and settlement of derivative instruments, net	(24,394)	160,024
Payments for reverse repurchase agreements	(1,306,894)	(1,135,374)
Proceeds from reverse repurchase agreements	2,084,541	1,111,085
(Decrease) increase in due to counterparties, net	(269,892)	1,246,227
Net cash used in investing activities	$(1,030,096)	$(1,385,713)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited), continued
(in thousands)

	Six Months Ended
	June 30,
	2023	2022
Cash Flows From Financing Activities:
Proceeds from repurchase agreements	$19,769,476	$17,611,046
Principal payments on repurchase agreements	(19,304,663)	(17,309,244)
Proceeds from revolving credit facilities	349,000	410,000
Principal payments on revolving credit facilities	(12,410)	(5,000)
Repurchase/repayment of convertible senior notes	(13,169)	(143,774)
Repurchase and retirement of preferred stock	(9,966)	—
Proceeds from issuance of common stock, net of offering costs	177,878	405
Repurchase of common stock	(7,056)	—
Dividends paid on preferred stock	(24,730)	(27,495)
Dividends paid on common stock	(110,520)	(117,476)
Net cash provided by financing activities	813,840	418,462
Net decrease in cash, cash equivalents and restricted cash	(104,821)	(949,056)
Cash, cash equivalents and restricted cash at beginning of period	1,126,505	2,088,670
Cash, cash equivalents and restricted cash at end of period	$1,021,684	$1,139,614
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$259,721	$43,363
Cash paid (received) for taxes, net	$2,736	$(11)
Noncash Activities:
Dividends declared but not paid at end of period	$55,675	$72,591

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
On August 2, 2022, Matrix Financial Services Corporation, or Matrix, a wholly owned subsidiary of the Company, entered into a definitive stock purchase agreement to acquire RoundPoint Mortgage Servicing LLC (formerly RoundPoint Mortgage Servicing Corporation), or RoundPoint, from Freedom Mortgage Corporation. In connection with the acquisition, Matrix has agreed to pay a purchase price upon closing in an amount equal to the tangible net book value of RoundPoint, plus a premium amount of $10.5 million, subject to certain additional post-closing adjustments. In connection with the transaction, RoundPoint will divest its retail origination business as well as its RPX servicing exchange platform. Matrix also agreed to engage RoundPoint as a subservicer prior to the closing date and began transferring loans to RoundPoint in the fourth quarter of 2022. Upon closing, all servicing licenses and operational capabilities will remain with RoundPoint, and RoundPoint will become a wholly owned subsidiary of Matrix. The parties expect to close the transaction in 2023, subject to the satisfaction of customary closing conditions and the receipt of required regulatory and GSE approvals.
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
The condensed consolidated financial statements of the Company include the accounts of all subsidiaries; inter-company accounts and transactions have been eliminated. All trust entities in which the Company holds investments that are considered variable interest entities, or VIEs, for financial reporting purposes were reviewed for consolidation under the applicable consolidation guidance. Whenever the Company has both the power to direct the activities of a trust that most significantly impact the entities’ performance, and the obligation to absorb losses or the right to receive benefits of the entities that could be significant, the Company consolidates the trust. Certain prior period amounts have been reclassified to conform to the current period presentation. All per share amounts, common shares outstanding and common equity-based awards for all prior periods reflect the Company’s one-for-four reverse stock split effected on November 1, 2022 at 5:01 p.m. Eastern Time (refer to Note 16 - Stockholders’ Equity for additional information). The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial condition of the Company at June 30, 2023 and results of operations for all periods presented have been made. The results of operations for the three and six months ended June 30, 2023 should not be construed as indicative of the results to be expected for future periods or the full year.

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
Recently Issued and/or Adopted Accounting Standards
Facilitation of the Effects of Reference Rate Reform on Financial Reporting
The London Interbank Offered Rate, or LIBOR, has been used extensively in the U.S. and globally as a “benchmark” or “reference rate” for various commercial and financial contracts, including corporate and municipal bonds and loans, floating rate mortgages, asset-backed securities, consumer loans, and interest rate swaps and other derivatives. On March 5, 2021, Intercontinental Exchange Inc. announced that ICE Benchmark Administration Limited, the administrator of LIBOR, intended to stop publication of the majority of USD-LIBOR tenors on June 30, 2023. In the U.S., the Alternative Reference Rates Committee, or ARRC, has identified the Secured Overnight Financing Rate, or SOFR, and, in some cases, the forward-looking term rate based on SOFR published by CME Group Benchmark Administration Limited, or Term SOFR, plus, in each case, a recommended spread adjustment, as its preferred alternative rates for U.S. dollar-based LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. Numerous industry wide and company-specific transitions as it relates to derivatives and cash markets exposed to LIBOR were completed in connection with its phase-out on June 30, 2023.
In March 2020, the FASB issued Accounting Standards Update (ASU) No. 2020-04, which provides temporary optional expedients and exceptions on accounting for contract modifications and hedging relationships for the purpose of the replacement of LIBOR with another reference rate. The guidance also provides a one-time election to sell held-to-maturity debt securities or to transfer such securities to the available-for-sale or trading category. The Company’s material contracts that are or were indexed to USD-LIBOR have been amended to transition to an alternative benchmark, where necessary. Any other unmodified agreements that incorporate LIBOR as the referenced rate either (i) already had provisions in place that provide for an alternative to LIBOR upon its phase-out, (ii) matured or (iii) were terminated prior to June 30, 2023. The ASU was effective immediately for all entities and expires after December 31, 2024. The Company’s adoption of this ASU did not have an impact on the Company’s financial condition, results of operations or financial statement disclosures.

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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
The following table presents a summary of the assets and liabilities of all consolidated trusts as reported on the condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022:

(in thousands)	June 30, 2023	December 31, 2022
Note receivable (1)	$398,653	$398,011
Restricted cash	23,712	31,691
Accrued interest receivable (1)	445	400
Other assets	49,298	67,819
Total Assets	$472,108	$497,921
Term notes payable	$398,653	$398,011
Revolving credit facilities	43,050	23,850
Accrued interest payable	768	560
Other liabilities	23,389	31,531
Total Liabilities	$465,860	$453,952
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

Note 4. Available-for-Sale Securities, at Fair Value
The Company holds both Agency and non-Agency available-for sale, or AFS, investment securities which are carried at fair value on the condensed consolidated balance sheets. The following table presents the Company’s AFS investment securities by collateral type as of June 30, 2023 and December 31, 2022:

(in thousands)	June 30, 2023	December 31, 2022
Agency:
Federal National Mortgage Association	$5,251,614	$4,112,556
Federal Home Loan Mortgage Corporation	3,554,055	3,332,314
Government National Mortgage Association	69,726	208,706
Non-Agency	87,808	125,158
Total available-for-sale securities	$8,963,203	$7,778,734

At June 30, 2023 and December 31, 2022, the Company pledged AFS securities with a carrying value of $8.9 billion and $7.4 billion, respectively, as collateral for repurchase agreements. See Note 11 - Repurchase Agreements.
At June 30, 2023 and December 31, 2022, the Company did not have any securities purchased from and financed with the same counterparty that did not meet the conditions of ASC 860, Transfers and Servicing, to be considered linked transactions and, therefore, classified as derivatives.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
The Company is not required to consolidate VIEs for which it has concluded it does not have both the power to direct the activities of the VIEs that most significantly impact the entities’ performance, and the obligation to absorb losses or the right to receive benefits of the entities that could be significant. The Company’s investments in these unconsolidated VIEs include all non-Agency securities, which are classified within available-for-sale securities, at fair value on the condensed consolidated balance sheets. As of June 30, 2023 and December 31, 2022, the carrying value, which also represents the maximum exposure to loss, of all non-Agency securities in unconsolidated VIEs was $87.8 million and $125.2 million, respectively.
The following tables present the amortized cost and carrying value of AFS securities by collateral type as of June 30, 2023 and December 31, 2022:

	June 30, 2023
(in thousands)	Principal/ Current Face	Un-amortized Premium	Accretable Purchase Discount	Amortized Cost	Allowance for Credit Losses	Unrealized Gain	Unrealized Loss	Carrying Value
Agency:
Principal and interest	$9,048,410	$183,314	$(80,080)	$9,151,644	$—	$3,377	$(309,519)	$8,845,502
Interest-only	781,081	39,157	—	39,157	(5,087)	992	(5,169)	29,893
Total Agency	9,829,491	222,471	(80,080)	9,190,801	(5,087)	4,369	(314,688)	8,875,395
Non-Agency	1,175,430	7,829	(359)	88,149	(273)	786	(854)	87,808
Total	$11,004,921	$230,300	$(80,439)	$9,278,950	$(5,360)	$5,155	$(315,542)	$8,963,203

	December 31, 2022
(in thousands)	Principal/ Current Face	Un-amortized Premium	Accretable Purchase Discount	Amortized Cost	Allowance for Credit Losses	Unrealized Gain	Unrealized Loss	Carrying Value
Agency:
Principal and interest	$7,781,277	$189,246	$(33,413)	$7,937,110	$—	$6,310	$(325,960)	$7,617,460
Interest-only	963,866	45,882	—	45,882	(6,785)	1,890	(4,871)	36,116
Total Agency	8,745,143	235,128	(33,413)	7,982,992	(6,785)	8,200	(330,831)	7,653,576
Non-Agency	1,263,789	8,511	(225)	131,635	(173)	545	(6,849)	125,158
Total	$10,008,932	$243,639	$(33,638)	$8,114,627	$(6,958)	$8,745	$(337,680)	$7,778,734

The following table presents the Company’s AFS securities according to their estimated weighted average life classifications as of June 30, 2023:

	June 30, 2023
(in thousands)	Agency	Non-Agency	Total
< 1 year	$1,161	$—	$1,161
≥ 1 and < 3 years	21,249	—	21,249
≥ 3 and < 5 years	67,701	79,900	147,601
≥ 5 and < 10 years	8,162,712	4,118	8,166,830
≥ 10 years	622,572	3,790	626,362
Total	$8,875,395	$87,808	$8,963,203

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
Measurement of Allowances for Credit Losses on AFS Securities
The Company uses a discounted cash flow method to estimate and recognize an allowance for credit losses on both Agency and non-Agency AFS securities that are not accounted for under the fair value option. The following tables present the changes for the three and six months ended June 30, 2023 and 2022 in the allowance for credit losses on Agency and non-Agency AFS securities:

	Three Months Ended			Six Months Ended
	June 30, 2023			June 30, 2023
(in thousands)	Agency	Non-Agency	Total	Agency	Non-Agency	Total
Allowance for credit losses at beginning of period	$(5,274)	$(648)	$(5,922)	$(6,785)	$(173)	$(6,958)
Additions on securities for which credit losses were not previously recorded	(9)	(40)	(49)	(9)	(358)	(367)
(Increase) decrease on securities with previously recorded credit losses	(389)	415	26	438	48	486
Write-offs	585	—	585	1,269	210	1,479
Allowance for credit losses at end of period	$(5,087)	$(273)	$(5,360)	$(5,087)	$(273)	$(5,360)

	Three Months Ended			Six Months Ended
	June 30, 2022			June 30, 2022
(in thousands)	Agency	Non-Agency	Total	Agency	Non-Agency	Total
Allowance for credit losses at beginning of period	$(11,567)	$(6)	$(11,573)	$(12,851)	$(1,387)	$(14,238)
Additions on securities for which credit losses were not previously recorded	(33)	(259)	(292)	(35)	(259)	(294)
(Increase) decrease on securities with previously recorded credit losses	(250)	5	(245)	(2,743)	1,386	(1,357)
Write-offs	2,447	—	2,447	6,226	—	6,226
Allowance for credit losses at end of period	$(9,403)	$(260)	$(9,663)	$(9,403)	$(260)	$(9,663)
The following tables present the components comprising the carrying value of AFS securities for which an allowance for credit losses has not been recorded by length of time that the securities had an unrealized loss position as of June 30, 2023 and December 31, 2022. At June 30, 2023 and December 31, 2022, the Company held 652 and 704 AFS securities, respectively; of the securities for which an allowance for credit losses has not been recorded, 534 and 553 were in an unrealized loss position for less than twelve consecutive months. At both June 30, 2023 and December 31, 2022, none of the Company’s AFS securities were in an unrealized loss position for more than twelve months without an allowance for credit losses recorded.

	June 30, 2023
	Unrealized Loss Position for
	Less than 12 Months		12 Months or More		Total
(in thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Agency	$7,800,125	$(312,238)	$—	$—	$7,800,125	$(312,238)
Non-Agency	955	(550)	—	—	955	(550)
Total	$7,801,080	$(312,788)	$—	$—	$7,801,080	$(312,788)

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

Gross Realized Gains and Losses
Gains and losses from the sale of AFS securities are recorded as realized gains (losses) within gain (loss) on investment securities in the Company’s condensed consolidated statements of comprehensive income (loss). The following table presents details around sales of AFS securities during the three and six months ended June 30, 2023 and 2022:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2023	2022	2023	2022
Proceeds from sales of available-for-sale securities	$215,054	$2,326,528	$1,575,796	$4,339,148
Amortized cost of available-for-sale securities sold	(218,383)	(2,514,613)	(1,611,867)	(4,582,084)
Total realized (losses) gains on sales, net	$(3,329)	$(188,085)	$(36,071)	$(242,936)

Gross realized gains	$—	$6,884	$14,070	$21,579
Gross realized losses	(3,329)	(194,969)	(50,141)	(264,515)
Total realized (losses) gains on sales, net	$(3,329)	$(188,085)	$(36,071)	$(242,936)

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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
The following table summarizes activity related to MSR for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2023	2022	2023	2022
Balance at beginning of period	$3,072,445	$3,089,963	$2,984,937	$2,191,578
Purchases of mortgage servicing rights	180,632	59,945	298,973	544,750
Sales of mortgage servicing rights	—	—	(2,693)	—
Changes in fair value due to:
Changes in valuation inputs or assumptions used in the valuation model (1)	82,196	199,272	102,617	724,185
Other changes in fair value (2)	(60,517)	(113,715)	(108,178)	(228,004)
Other changes (3)	(800)	(9,274)	(1,700)	(6,318)
Balance at end of period (4)	$3,273,956	$3,226,191	$3,273,956	$3,226,191
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

At June 30, 2023 and December 31, 2022, the Company pledged MSR with a carrying value of $3.2 billion and $3.0 billion, respectively, as collateral for repurchase agreements, revolving credit facilities and term notes payable. See Note 11 - Repurchase Agreements, Note 12 - Revolving Credit Facilities and Note 13 - Term Notes Payable.
As of June 30, 2023 and December 31, 2022, the key economic assumptions and sensitivity of the fair value of MSR to immediate 10% and 20% adverse changes in these assumptions were as follows:

(dollars in thousands, except per loan data)	June 30, 2023	December 31, 2022
Weighted average prepayment speed:	6.5%	6.9%
Impact on fair value of 10% adverse change	$(71,438)	$(50,192)
Impact on fair value of 20% adverse change	$(147,393)	$(100,995)
Weighted average delinquency:	0.7%	0.9%
Impact on fair value of 10% adverse change	$(4,600)	$(3,880)
Impact on fair value of 20% adverse change	$(9,216)	$(7,777)
Weighted average option-adjusted spread:	5.3%	5.3%
Impact on fair value of 10% adverse change	$(59,897)	$(44,431)
Impact on fair value of 20% adverse change	$(121,808)	$(87,354)
Weighted average per loan annual cost to service:	$67.73	$67.92
Impact on fair value of 10% adverse change	$(24,391)	$(20,148)
Impact on fair value of 20% adverse change	$(47,963)	$(39,401)

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
Mortgage Servicing Income
The following table presents the components of servicing income recorded on the Company’s condensed consolidated statements of comprehensive income (loss) for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2023	2022	2023	2022
Servicing fee income	$144,370	$153,620	$273,607	$288,834
Ancillary and other fee income	1,391	561	1,760	1,031
Float income	29,462	3,345	53,176	4,287
Total	$175,223	$157,526	$328,543	$294,152

Mortgage Servicing Advances
As the servicer of record for the MSR assets, the Company may be required to advance principal and interest payments to security holders, and intermittent tax and insurance payments to local authorities and insurance companies on mortgage loans that are in forbearance, delinquency or default. The Company is responsible for funding these advances, potentially for an extended period of time, before receiving reimbursement from Fannie Mae and Freddie Mac. Servicing advances are priority cash flows in the event of a loan principal reduction or foreclosure and ultimate liquidation of the real estate-owned property, thus making their collection reasonably assured. These servicing advances totaled $81.8 million and $119.0 million and were included in other assets on the condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022, respectively. At June 30, 2023 and December 31, 2022, mortgage loans in 60+ day delinquent status (whether or not subject to forbearance) accounted for approximately 0.6% and 0.8%, respectively, of the aggregate principal balance of loans for which the Company had servicing advance funding obligations.
The Company has one revolving credit facility to finance its servicing advance obligations. At June 30, 2023 and December 31, 2022, the Company had pledged servicing advances with a carrying value of $49.3 million and $67.8 million, respectively, as collateral for this revolving credit facility. See Note 12 - Revolving Credit Facilities.
Serviced Mortgage Assets
The Company’s total serviced mortgage assets consist of residential mortgage loans underlying its MSR assets, off-balance sheet residential mortgage loans owned by other entities for which the Company acts as servicing administrator and other assets. The following table presents the number of loans and unpaid principal balance of the mortgage assets for which the Company manages the servicing as of June 30, 2023 and December 31, 2022:

	June 30, 2023		December 31, 2022
(dollars in thousands)	Number of Loans	Unpaid Principal Balance	Number of Loans	Unpaid Principal Balance
Mortgage servicing rights	864,979	$222,622,177	809,025	$204,876,693
Residential mortgage loans	614	356,994	636	374,005
Other assets	4	280	4	269
Total serviced mortgage assets	865,597	$222,979,451	809,665	$205,250,967

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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
The following table presents the Company’s restricted cash balances as of June 30, 2023 and December 31, 2022:

(in thousands)	June 30, 2023	December 31, 2022
Restricted cash balances held by trading counterparties:
For securities trading activity	$450	$2,202
For derivatives trading activity	15,597	79,220
For servicing activities	28,353	36,690
As restricted collateral for borrowings	278,142	324,854
Total restricted cash balances held by trading counterparties	322,542	442,966
Restricted cash balance pursuant to letter of credit on office lease	61	60
Total	$322,603	$443,026

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the Company’s condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022 that sum to the total of the same such amounts shown in the statements of cash flows:

(in thousands)	June 30, 2023	December 31, 2022
Cash and cash equivalents	$699,081	$683,479
Restricted cash	322,603	443,026
Total cash, cash equivalents and restricted cash	$1,021,684	$1,126,505

Note 7. Derivative Instruments and Hedging Activities
The Company enters into a variety of derivative and non-derivative instruments in connection with its risk management activities. The primary objective for executing these derivative and non-derivative instruments is to mitigate the Company’s economic exposure to future events that are outside its control, principally cash flow volatility associated with interest rate risk (including associated prepayment risk). Specifically, the Company enters into derivative and non-derivative instruments to economically hedge interest rate risk or “duration mismatch (or gap)” by adjusting the duration of its floating-rate borrowings into fixed-rate borrowings to more closely match the duration of its assets. This particularly applies to floating-rate borrowing agreements with maturities or interest rate resets of less than six months. Typically, the interest receivable terms (e.g., Overnight Index Swap Rate, or OIS, or SOFR) of certain derivatives match the terms of the underlying debt, resulting in an effective conversion of the rate of the related borrowing agreement from floating to fixed. The objective is to manage the cash flows associated with current and anticipated interest payments on borrowings, as well as the ability to roll or refinance borrowings at the desired amount by adjusting the duration.
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
The following tables present the gross fair value and notional amounts of the Company’s derivative financial instruments treated as trading derivatives as of June 30, 2023 and December 31, 2022:

	June 30, 2023
	Derivative Assets		Derivative Liabilities
(in thousands)	Fair Value	Notional	Fair Value	Notional
Inverse interest-only securities	$12,509	$179,542	$—	$—
Interest rate swap agreements	—	—	—	8,977,714
Swaptions, net	276	(200,000)	—	—
TBAs	3,684	(422,000)	(14,976)	3,473,000
Futures, net	—	(6,624,550)	—	—
Total	$16,469	$(7,067,008)	$(14,976)	$12,450,714

	December 31, 2022
	Derivative Assets		Derivative Liabilities
(in thousands)	Fair Value	Notional	Fair Value	Notional
Inverse interest-only securities	$15,293	$196,456	$—	$—
Interest rate swap agreements	—	—	—	—
Swaptions, net	—	—	—	—
TBAs	11,145	(650,000)	(34,048)	4,476,000
Futures, net	—	(18,285,452)	—	—
Total	$26,438	$(18,738,996)	$(34,048)	$4,476,000

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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
The following table summarizes the location and amount of gains and losses on derivative instruments reported in the condensed consolidated statements of comprehensive income (loss):

Derivative Instruments	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		Three Months Ended		Six Months Ended
(in thousands)		June 30,		June 30,
		2023	2022	2023	2022
Interest rate risk management:
TBAs	Gain (loss) on other derivative instruments	$(77,083)	$(109,442)	$(94,247)	$(308,278)
Futures	Gain (loss) on other derivative instruments	126,923	11,312	(13,164)	117,407
Options on futures	Gain (loss) on other derivative instruments	—	(158)	—	(2,224)
Interest rate swaps - Payers	Gain (loss) on interest rate swap and swaption agreements	123,602	235,234	51,842	672,394
Interest rate swaps - Receivers	Gain (loss) on interest rate swap and swaption agreements	(67,291)	(204,550)	(77,659)	(681,689)
Swaptions	Gain (loss) on interest rate swap and swaption agreements	222	2,050	196	3,988
Non-risk management:
Inverse interest-only securities	Gain (loss) on other derivative instruments	(2,679)	(2,985)	(1,199)	(9,940)
Total		$103,694	$(68,539)	$(134,231)	$(208,342)

For the three and six months ended June 30, 2023, the Company recognized income of $3.5 million and $7.1 million, respectively, for the accrual and/or settlement of the net interest expense associated with its interest rate swaps and caps. The income/expense results from receiving either a floating interest rate (OIS or SOFR) or a fixed interest rate and paying either a fixed interest rate or a floating interest rate (OIS or SOFR) on an average $8.5 billion and $5.9 billion notional, respectively. For the three and six months ended June 30, 2022, the Company recognized expense of $4.3 million and $5.0 million respectively, for the accrual and/or settlement of the net interest expense associated with its interest rate swaps. The expense results from receiving either a floating interest rate (OIS or SOFR) or a fixed interest rate and paying either a fixed interest rate or a floating interest rate (OIS or SOFR) on an average $20.5 billion and $22.5 billion notional, respectively.
The following tables present information with respect to the volume of activity in the Company’s derivative instruments during the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30, 2023
(in thousands)	Beginning of Period Notional Amount	Additions	Settlement, Termination, Expiration or Exercise	End of Period Notional Amount	Average Notional Amount	Realized Gain (Loss), net (1)
Inverse interest-only securities	$188,085	$—	$(8,543)	$179,542	$184,122	$—
Interest rate swap agreements	8,404,872	572,842	—	8,977,714	8,493,858	—
Swaptions, net	(200,000)	—	—	(200,000)	(200,000)	—
TBAs, net	3,718,000	11,120,000	(11,787,000)	3,051,000	3,411,198	(17,375)
Futures, net	(6,945,550)	(8,967,800)	9,288,800	(6,624,550)	(6,465,800)	(20,101)
Total	$5,165,407	$2,725,042	$(2,506,743)	$5,383,706	$5,423,378	$(37,476)

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

	Three Months Ended June 30, 2022
(in thousands)	Beginning of Period Notional Amount	Additions	Settlement, Termination, Expiration or Exercise	End of Period Notional Amount	Average Notional Amount	Realized Gain (Loss), net (1)
Inverse interest-only securities	$232,218	$—	$(14,367)	$217,851	$225,537	$(1,875)
Interest rate swap agreements	24,299,647	6,653,204	(16,102,515)	14,850,336	20,461,467	219,025
Swaptions, net	(2,761,000)	—	1,081,000	(1,680,000)	(1,901,286)	27,186
TBAs, net	4,622,000	21,697,000	(20,002,000)	6,317,000	5,568,560	(103,893)
Futures, net	(7,516,650)	(17,500,060)	8,289,550	(16,727,160)	(15,287,970)	2,493
Options on futures, net	2,000	—	(2,000)	—	1,055	(2,224)
Total	$18,878,215	$10,850,144	$(26,750,332)	$2,978,027	$9,067,363	$140,712

	Six Months Ended June 30, 2023
(in thousands)	Beginning of Period Notional Amount	Additions	Settlement, Termination, Expiration or Exercise	End of Period Notional Amount	Average Notional Amount	Realized Gain (Loss), net (1)
Inverse interest-only securities	$196,456	$—	$(16,914)	$179,542	$188,401	$—
Interest rate swap agreements	—	10,565,783	(1,588,069)	8,977,714	5,860,046	(18,580)
Swaptions, net	—	(200,000)	—	(200,000)	(129,282)	—
TBAs, net	3,826,000	25,786,000	(26,561,000)	3,051,000	3,740,503	(105,858)
Futures, net	(18,285,452)	(22,001,850)	33,662,752	(6,624,550)	(10,975,000)	(19,970)
Total	$(14,262,996)	$14,149,933	$5,496,769	$5,383,706	$(1,315,332)	$(144,408)

	Six Months Ended June 30, 2022
(in thousands)	Beginning of Period Notional Amount	Additions	Settlement, Termination, Expiration or Exercise	End of Period Notional Amount	Average Notional Amount	Realized Gain (Loss), net (1)
Inverse interest-only securities	$247,101	$—	$(29,250)	$217,851	$232,750	$(3,640)
Interest rate swap agreements	20,387,300	17,445,009	(22,981,973)	14,850,336	22,478,619	162,761
Swaptions, net	(1,761,000)	(1,000,000)	1,081,000	(1,680,000)	(2,071,862)	27,186
TBAs, net	4,116,000	42,215,000	(40,014,000)	6,317,000	4,595,387	(294,658)
Futures, net	(5,829,600)	(22,366,160)	11,468,600	(16,727,160)	(11,826,254)	380
Options on futures, net	—	2,000	(2,000)	—	840	(2,224)
Total	$17,159,801	$36,295,849	$(50,477,623)	$2,978,027	$13,409,480	$(110,195)
____________________
(1)Excludes net interest paid or received in full settlement of the net interest spread liability.

Cash flow activity related to derivative instruments is reflected within the operating activities and investing activities sections of the condensed consolidated statements of cash flows. Realized gains and losses and derivative fair value adjustments are reflected within the realized and unrealized loss on interest rate swaps and swaptions and unrealized gains on other derivative instruments line items within the operating activities section of the condensed consolidated statements of cash flows. The remaining cash flow activity related to derivative instruments is reflected within the (purchases) short sales of derivative instruments, net; (payments for termination and settlement) proceeds from sales and settlement of derivative instruments, net; and (decrease) increase in due to counterparties, net line items within the investing activities section of the condensed consolidated statements of cash flows.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
Interest Rate Sensitive Assets/Liabilities
The Company’s Agency RMBS portfolio is generally subject to change in value when interest rates or prepayment speeds decrease or increase, depending on the type of investment. Periods of rising interest rates with corresponding decreasing prepayment speeds generally result in a decline in the value of the Company’s fixed-rate Agency principal and interest (P&I) RMBS. The impact of this effect on the Company’s fixed-rate Agency P&I RMBS portfolio is partially mitigated by the presence of fixed-rate interest-only Agency RMBS, which generally increase in value when prepayment speeds decrease and MSR, which generally increase in value when prepayment speeds decrease and interest rates increase. As of June 30, 2023 and December 31, 2022, the Company had $22.2 million and $23.8 million, respectively, of interest-only securities, and $3.3 billion and $3.0 billion, respectively, of MSR. Interest-only securities are included in AFS securities, at fair value, in the condensed consolidated balance sheets.
The Company monitors its borrowings under repurchase agreements and revolving credit facilities, which are generally floating-rate debt, in relation to the rate profile of its portfolio. In connection with its risk management activities, the Company enters into a variety of derivative and non-derivative instruments to economically hedge interest rate risk or duration mismatch (or gap) by adjusting the duration of its floating-rate borrowings into fixed-rate borrowings to more closely match the duration of its assets. This particularly applies to borrowing agreements with maturities or interest rate resets of less than six months. Typically, the interest receivable terms (e.g., OIS or SOFR) of certain derivatives match the terms of the underlying debt, resulting in an effective conversion of the rate of the related borrowing agreement from floating to fixed. The objective is to manage the cash flows associated with current and anticipated interest payments on borrowings, as well as the ability to roll or refinance borrowings at the desired amount by adjusting the duration. To help manage the adverse impact of interest rate changes on the value of the Company’s portfolio as well as its cash flows, the Company may, at times, enter into various forward contracts, including short securities, TBAs, options, futures, swaps, caps, credit default swaps and total return swaps. In executing on the Company’s current interest rate risk management strategy, the Company has entered into TBAs, interest rate swap and swaption agreements, futures and options on futures.
The Company’s derivative contracts that are or were indexed to USD-LIBOR have been amended to transition to an alternative benchmark, where necessary. Any other unmodified agreements that incorporate LIBOR as the referenced rate either (i) already had provisions in place that provide for an alternative to LIBOR upon its phase-out, (ii) matured or (iii) were terminated prior to June 30, 2023. See Note 2 - Basis of Presentation and Significant Accounting Policies for further discussion of the transition away from LIBOR.
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
The Company may hold both long and short notional TBA positions, which are disclosed on a gross basis according to the unrealized gain or loss position of each TBA contract regardless of long or short notional position. The following tables present the notional amount, cost basis, market value and carrying value (which approximates fair value) of the Company’s TBA positions as of June 30, 2023 and December 31, 2022:

	June 30, 2023
				Net Carrying Value (4)
(in thousands)	Notional Amount (1)	Cost Basis (2)	Market Value (3)	Derivative Assets	Derivative Liabilities
Purchase contracts	$4,010,000	$3,859,767	$3,845,290	$499	$(14,976)
Sale contracts	(959,000)	(953,915)	(950,730)	3,185	—
TBAs, net	$3,051,000	$2,905,852	$2,894,560	$3,684	$(14,976)

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
(3)Market value represents the current market value of the TBA (or of the underlying Agency RMBS) as of period end.
(4)Net carrying value represents the difference between the market value of the TBA as of period end and its cost basis, and is reported in derivative assets / (liabilities), at fair value, in the condensed consolidated balance sheets.

Futures. The Company may use a variety of types of futures independently, or in conjunction with other derivative and non-derivative instruments, in order to mitigate risks. The following table summarizes certain characteristics of the Company’s futures as of June 30, 2023 and December 31, 2022:

(dollars in thousands)	June 30, 2023			December 31, 2022
Type & Maturity	Notional Amount	Carrying Value	Weighted Average Days to Expiration	Notional Amount	Carrying Value	Weighted Average Days to Expiration
U.S. Treasury futures - 2 year	$—	$—	0	$(562,200)	$—	95
U.S. Treasury futures - 5 year	(2,385,900)	—	96	(3,855,500)	—	95
U.S. Treasury futures - 10 year	(1,675,900)	—	91	(2,397,200)	—	90
U.S. Treasury futures - 20 year	30,000	—	91	101,000	—	90
Federal Funds futures	—	—	0	(7,948,552)	—	92
SOFR/Eurodollar futures (1)
≤ 1 year	(1,322,250)	—	286	(2,957,000)	—	184
> 1 and ≤ 2 years	(1,083,000)	—	540	(666,000)	—	489
> 2 and ≤ 3 years	(187,500)	—	809	—	—	0
Total futures	$(6,624,550)	$—	255	$(18,285,452)	$—	122
___________________
(1)During the three months ended June 30, 2023, all of the Company’s outstanding Eurodollar futures contracts with maturities after June 30, 2023 were converted into three-month SOFR futures contracts with similar characteristics.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
Interest Rate Swap Agreements. The Company may use interest rate swaps independently, or in conjunction with other derivative and non-derivative instruments, in order to mitigate risks. The Company did not hold any interest rate swaps as of December 31, 2022. As of June 30, 2023, the Company held the following interest rate swaps that were utilized as economic hedges of interest rate exposure (or duration) whereby the Company receives interest at a floating interest rate (OIS or SOFR):

(notional in thousands)
June 30, 2023
Swaps Maturities	Notional Amount (1)	Weighted Average Fixed Pay Rate (2)	Weighted Average Receive Rate	Weighted Average Maturity (Years)
2024	$—	—%	—%	0.00
2025	—	—%	—%	0.00
2026	2,647,671	4.730%	5.090%	1.71
2027	—	—%	—%	0.00
2028 and Thereafter	3,129,121	3.508%	5.090%	6.49
Total	$5,776,792	4.099%	5.090%	4.18
____________________
(1)Notional amount includes $301.6 million in forward starting interest rate swaps as of June 30, 2023.
(2)Weighted averages exclude forward starting interest rate swaps. As of June 30, 2023, the weighted average fixed receive rate on forward starting interest rate swaps was 3.6%.

Additionally, as of June 30, 2023, the Company held the following interest rate swaps in order to mitigate mortgage interest rate exposure (or duration) risk whereby the Company pays interest at a floating interest rate (OIS or SOFR):

(notional in thousands)
June 30, 2023
Swaps Maturities	Notional Amount (1)	Weighted Average Pay Rate (2)	Weighted Average Fixed Receive Rate (2)	Weighted Average Maturity (Years) (2)
2024	$—	—%	—%	0.00
2025	—	—%	—%	0.00
2026	1,831,339	5.090%	3.899%	1.72
2027	—	—%	—%	0.00
2028 and Thereafter	1,369,583	5.090%	3.328%	6.28
Total	$3,200,922	5.090%	3.684%	8.00
____________________
(1)Notional amount includes $260.0 million in forward starting interest rate swaps as of June 30, 2023.
(2)Weighted averages exclude forward starting interest rate swaps. As of June 30, 2023, the weighted average fixed receive rate on forward starting interest rate swaps was 5.1%.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
Interest Rate Swaptions. The Company may use interest rate swaptions (which provide the option to enter into interest rate swap agreements for a predetermined notional amount, stated term and pay and receive interest rates in the future) independently, or in conjunction with other derivative and non-derivative instruments, in order to mitigate risks. The Company did not hold any interest rate swaptions as of December 31, 2022. As of June 30, 2023, the Company had the following outstanding interest rate swaptions:

	June 30, 2023
(notional and dollars in thousands)	Option				Underlying Swap
Swaption	Expiration	Cost Basis	Fair Value	Average Months to Expiration	Notional Amount	Average Fixed Rate (1)	Average Term (Years)
Purchase contracts:
Payer	< 6 Months	$660	$515	2.20	$200,000	5.19%	1.0
Sale contracts:
Payer	< 6 Months	$(580)	$(239)	2.20	$(400,000)	5.72%	1.0
____________________
(1)As of June 30, 2023, 100.0% of the underlying swap floating rates were tied to SOFR.

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
Derivative financial instruments contain an element of credit risk if counterparties are unable to meet the terms of the agreements. Credit risk associated with derivative financial instruments is measured as the net replacement cost should the counterparties that owe the Company under such contracts completely fail to perform under the terms of these contracts, assuming there are no recoveries of underlying collateral, as measured by the market value of the derivative financial instruments. As of June 30, 2023, the fair value of derivative financial instruments as an asset and liability position was $16.5 million and $15.0 million, respectively.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
Note 8. Reverse Repurchase Agreements
As of June 30, 2023 and December 31, 2022, the Company had $186.6 million and $189.5 million in amounts due to counterparties as collateral for reverse repurchase agreements that could be pledged, delivered or otherwise used, with a fair value of $289.3 million and $189.3 million, respectively. Additionally, as of December 31, 2022, the Company had entered into $877.6 million in reverse repurchase agreements in order to effectively borrow U.S. Treasury securities and pledge them as collateral for $888.3 million of repurchase agreements (see Note 11 - Repurchase Agreements for further detail). As of June 30, 2023, the Company had no reverse repurchase agreements in place to effectively borrow U.S. Treasury securities. These reverse repurchase agreements had the same maturities as the corresponding repurchase agreements, which were all short term as of both June 30, 2023 and December 31, 2022.

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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
The following tables present information about the Company’s assets and liabilities that are subject to master netting arrangements or similar agreements and can potentially be offset on the Company’s condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022:

	June 30, 2023
				Gross Amounts Not Offset with Financial Assets (Liabilities) in the Balance Sheets (1)
(in thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Balance Sheets	Net Amounts of Assets (Liabilities) Presented in the Balance Sheets	Financial Instruments	Cash Collateral (Received) Pledged	Net Amount
Assets:
Derivative assets	$157,155	$(140,686)	$16,469	$(14,976)	$—	$1,493
Reverse repurchase agreements	289,288	—	289,288	—	(186,634)	102,654
Total Assets	$446,443	$(140,686)	$305,757	$(14,976)	$(186,634)	$104,147
Liabilities:
Repurchase agreements	$(9,067,824)	$—	$(9,067,824)	$9,067,824	$—	$—
Derivative liabilities	(155,662)	140,686	(14,976)	14,976	—	—
Total Liabilities	$(9,223,486)	$140,686	$(9,082,800)	$9,082,800	$—	$—

	December 31, 2022
				Gross Amounts Not Offset with Financial Assets (Liabilities) in the Balance Sheets (1)
(in thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Balance Sheets	Net Amounts of Assets (Liabilities) Presented in the Balance Sheets	Financial Instruments	Cash Collateral (Received) Pledged	Net Amount
Assets:
Derivative assets	$98,609	$(72,171)	$26,438	$(26,438)	$—	$—
Reverse repurchase agreements	1,066,935	—	1,066,935	(888,295)	(178,640)	—
Total Assets	$1,165,544	$(72,171)	$1,093,373	$(914,733)	$(178,640)	$—
Liabilities:
Repurchase agreements	$(8,603,011)	$—	$(8,603,011)	$8,603,011	$—	$—
Derivative liabilities	(106,219)	72,171	(34,048)	26,438	—	(7,610)
Total Liabilities	$(8,709,230)	$72,171	$(8,637,059)	$8,629,449	$—	$(7,610)
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
The Company classified 99.0% and 1.0% of its AFS securities as Level 2 and Level 3 fair value assets, respectively, at June 30, 2023.
Mortgage servicing rights. The Company holds a portfolio of MSR that are carried at fair value on the condensed consolidated balance sheets. The Company determines fair value of its MSR based on prices obtained from third-party pricing vendors. Although MSR transactions may be observable in the marketplace, the details of those transactions are not necessarily reflective of the value of the Company’s MSR portfolio. Third-party vendors use both observable market data and unobservable market data (including forecasted prepayment speeds; option-adjusted spread, or OAS; and cost to service) as inputs into models, which help to inform their best estimates of fair value market price. As a result, the Company classified 100% of its MSR as Level 3 fair value assets at June 30, 2023.
Derivative instruments. The Company may enter into a variety of derivative financial instruments as part of its hedging strategies. The Company principally executes over-the-counter, or OTC, derivative contracts, such as interest rate swaps and swaptions. The Company utilizes third-party brokers to value its financial derivative instruments. The Company classified 100% of its interest rate swaps and swaptions reported at fair value as Level 2 at June 30, 2023.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
The Company may also enter into certain other derivative financial instruments, such as inverse interest-only securities, TBAs, futures and options on futures. The Company utilizes third-party pricing vendors to value inverse interest-only securities, as these instruments are similar in form to the Company’s AFS securities. The Company classified 100% of its inverse interest-only securities at fair value as Level 2 at June 30, 2023. TBAs, futures and options on futures are considered to be active markets such that participants transact with sufficient frequency and volume to provide transparent pricing information for identical instruments. The Company utilizes third-party pricing vendors to value TBAs, futures and options on futures. The Company reported 100% of its TBAs and futures as Level 1 as of June 30, 2023. The Company did not hold any options on futures at June 30, 2023.
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

	Recurring Fair Value Measurements
	June 30, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	$—	$8,875,395	$87,808	$8,963,203
Mortgage servicing rights	—	—	3,273,956	3,273,956
Derivative assets	3,684	12,785	—	16,469
Total assets	$3,684	$8,888,180	$3,361,764	$12,253,628
Liabilities:
Derivative liabilities	$14,976	$—	$—	$14,976
Total liabilities	$14,976	$—	$—	$14,976

	Recurring Fair Value Measurements
	December 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	$—	$7,653,576	$125,158	$7,778,734
Mortgage servicing rights	—	—	2,984,937	2,984,937
Derivative assets	11,145	15,293	—	26,438
Total assets	$11,145	$7,668,869	$3,110,095	$10,790,109
Liabilities:
Derivative liabilities	$34,048	$—	$—	$34,048
Total liabilities	$34,048	$—	$—	$34,048

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
The Company may be required to measure certain assets or liabilities at fair value from time to time. These periodic fair value measures typically result from application of certain impairment measures under U.S. GAAP. These items would constitute nonrecurring fair value measures under ASC 820. As of June 30, 2023, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis in the periods presented.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
The following table presents the reconciliation for the Company’s Level 3 assets measured at fair value on a recurring basis:

	Three Months Ended				Six Months Ended
	June 30, 2023				June 30, 2023
(in thousands)	Available-For-Sale Securities		Mortgage Servicing Rights		Available-For-Sale Securities		Mortgage Servicing Rights
Beginning of period level 3 fair value	$127,280		$3,072,445		$125,158		$2,984,937
Gains (losses) included in net income (loss):
Realized	(480)		(60,517)		(1,028)		(109,017)
Unrealized	3,431	(1)	82,196	(2)	5,463	(1)	102,617	(2)
Reversal of provision for credit losses	376		—		(99)		—
Net gains (losses) included in net income (loss)	3,327		21,679		4,336		(6,400)
Other comprehensive (loss) income	(340)		—		773		—
Purchases	—		180,632		—		298,973
Sales	(42,459)		—		(42,459)		(1,854)
Settlements	—		(800)		—		(1,700)
Gross transfers into level 3	—		—		—		—
Gross transfers out of level 3	—		—		—		—
End of period level 3 fair value	$87,808		$3,273,956		$87,808		$3,273,956
Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$3,431	(3)	$82,008	(4)	$5,464	(3)	$101,797	(4)
Change in unrealized gains or losses for the period included in other comprehensive loss for assets held at the end of the reporting period	$(340)		$—		$772		$—
____________________
(1)The change in unrealized gains or losses on available-for-sale securities accounted for under the fair value option was recorded in gain (loss) on investment securities on the condensed consolidated statements of comprehensive income (loss).
(2)The change in unrealized gains or losses on MSR was recorded in gain (loss) on servicing asset on the condensed consolidated statements of comprehensive income (loss).
(3)The change in unrealized gains or losses on available-for-sale securities accounted for under the fair value option that were held at the end of the reporting period was recorded in gain (loss) on investment securities on the condensed consolidated statements of comprehensive income (loss).
(4)The change in unrealized gains or losses on MSR that were held at the end of the reporting period was recorded in gain (loss) on servicing asset on the condensed consolidated statements of comprehensive income (loss).

No transfers between Level 1, Level 2 or Level 3 were made during the six months ended June 30, 2023. Transfers between Levels are deemed to take place on the first day of the reporting period in which the transfer has taken place.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
The Company also used multiple third-party pricing vendors in the fair value measurement of its Level 3 MSR. The tables below present information about the significant unobservable market data used by the third-party pricing vendors as inputs into models utilized to inform their best estimates of the fair value measurement of the Company’s MSR classified as Level 3 fair value assets at June 30, 2023 and December 31, 2022:

June 30, 2023
Valuation Technique	Unobservable Input	Range			Weighted Average (1)
Discounted cash flow	Constant prepayment speed	5.9%	-	7.1%	6.5%
	Option-adjusted spread	5.1%	-	8.3%	5.3%
	Per loan annual cost to service	$67.25	-	$80.56	$67.73

December 31, 2022
Valuation Technique	Unobservable Input	Range			Weighted Average (1)
Discounted cash flow	Constant prepayment speed	6.2%	-	7.6%	6.9%
	Option-adjusted spread	5.1%	-	8.5%	5.3%
	Per loan annual cost to service	$67.41	-	$80.96	$67.92
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
•The carrying value of repurchase agreements and revolving credit facilities that mature in less than one year generally approximates fair value due to the short maturities. As of June 30, 2023, the Company had outstanding borrowings of $1.1 billion under revolving credit facilities that are considered long-term. The Company’s long-term revolving credit facilities have floating rates based on an index plus a spread and the credit spread is typically consistent with those demanded in the market. Accordingly, the interest rates on these borrowings are at market and thus carrying value approximates fair value. The Company categorizes the fair value measurement of these liabilities as Level 2.
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
•Convertible senior notes are carried at their unpaid principal balance, net of any unamortized deferred issuance costs. The Company estimates the fair value of its convertible senior notes using the market transaction price nearest to June 30, 2023. The Company categorizes the fair value measurement of these assets as Level 2.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
The following table presents the carrying values and estimated fair values of assets and liabilities that are required to be recorded or disclosed at fair value at June 30, 2023 and December 31, 2022:

	June 30, 2023		December 31, 2022
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Available-for-sale securities	$8,963,203	$8,963,203	$7,778,734	$7,778,734
Mortgage servicing rights	$3,273,956	$3,273,956	$2,984,937	$2,984,937
Cash and cash equivalents	$699,081	$699,081	$683,479	$683,479
Restricted cash	$322,603	$322,603	$443,026	$443,026
Derivative assets	$16,469	$16,469	$26,438	$26,438
Reverse repurchase agreements	$289,288	$289,288	$1,066,935	$1,066,935
Other assets	$3,504	$3,504	$3,493	$3,493
Liabilities:
Repurchase agreements	$9,067,824	$9,067,824	$8,603,011	$8,603,011
Revolving credit facilities	$1,455,421	$1,455,421	$1,118,831	$1,118,831
Term notes payable	$398,653	$385,254	$398,011	$361,905
Convertible senior notes	$267,791	$240,815	$282,496	$246,727
Derivative liabilities	$14,976	$14,976	$34,048	$34,048

Note 11. Repurchase Agreements
As of June 30, 2023 and December 31, 2022, the Company had outstanding $9.1 billion and $8.6 billion, respectively, of repurchase agreements. Excluding the effect of the Company’s interest rate swaps, the repurchase agreements had a weighted average borrowing rate of 5.33% and 3.95% and weighted average remaining maturities of 70 and 59 days as of June 30, 2023 and December 31, 2022, respectively. The Company’s repurchase agreements that are or were indexed to USD-LIBOR have been amended to transition to an alternative benchmark, where necessary. Any other unmodified agreements that incorporate LIBOR as the referenced rate either (i) already had provisions in place that provide for an alternative to LIBOR upon its phase-out, (ii) matured or (iii) were terminated prior to June 30, 2023. See Note 2 - Basis of Presentation and Significant Accounting Policies for further discussion of the transition away from LIBOR.
At June 30, 2023 and December 31, 2022, the Company’s repurchase agreements had the following characteristics and remaining maturities:

	June 30, 2023
	Collateral Type
(in thousands)	Agency RMBS	Non-Agency Securities	Agency Derivatives	Mortgage Servicing Rights	U.S. Treasuries (1)	Total Amount Outstanding
Within 30 days	$3,133,072	$23,602	$3,329	$—	$—	$3,160,003
30 to 59 days	1,809,482	23,818	—	—	—	1,833,300
60 to 89 days	1,432,666	183	354	—	—	1,433,203
90 to 119 days	1,330,683	—	8,630	—	—	1,339,313
120 to 364 days	1,042,005	—	—	260,000	—	1,302,005
Total	$8,747,908	$47,603	$12,313	$260,000	$—	$9,067,824
Weighted average borrowing rate	5.23%	6.61%	5.72%	8.67%	—%	5.33%

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

	December 31, 2022
	Collateral Type
(in thousands)	Agency RMBS	Non-Agency Securities	Agency Derivatives	Mortgage Servicing Rights	U.S. Treasuries (1)	Total Amount Outstanding
Within 30 days	$2,570,254	$59,648	$4,177	$—	$57,116	$2,691,195
30 to 59 days	1,774,622	10,984	—	—	375,131	2,160,737
60 to 89 days	2,280,675	177	503	—	255,282	2,536,637
90 to 119 days	696,283	—	8,393	—	200,766	905,442
120 to 364 days	—	—	—	309,000	—	309,000
Total	$7,321,834	$70,809	$13,073	$309,000	$888,295	$8,603,011
Weighted average borrowing rate	3.70%	5.73%	4.83%	7.91%	4.49%	3.95%
____________________
(1)U.S. Treasury securities effectively borrowed under reverse repurchase agreements.

The following table summarizes assets at carrying values that are pledged or restricted as collateral for the future payment obligations of the Company’s repurchase agreements:

(in thousands)	June 30, 2023	December 31, 2022
Available-for-sale securities, at fair value	$8,900,438	$7,426,953
Mortgage servicing rights, at fair value (1)	432,838	667,238
Restricted cash	277,940	324,654
Due from counterparties	248,607	22,055
Derivative assets, at fair value	12,089	14,738
U.S. Treasuries (2)	—	877,632
Total	$9,871,912	$9,333,270
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
As of both June 30, 2023 and December 31, 2022, the net carrying value of assets sold under agreements to repurchase, including accrued interest plus any cash or assets on deposit to secure the repurchase obligation, less the amount of the repurchase liability, including accrued interest, with any individual counterparty or group of related counterparties did not exceed 10% of total stockholders’ equity. The Company does not anticipate any defaults by its repurchase agreement counterparties. There can be no assurance, however, that any such default or defaults will not occur.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
Note 12. Revolving Credit Facilities
To finance MSR assets and related servicing advance obligations, the Company has entered into revolving credit facilities collateralized by the value of the MSR and/or servicing advances pledged. As of June 30, 2023 and December 31, 2022, the Company had outstanding short- and long-term borrowings under revolving credit facilities of $1.5 billion and $1.1 billion with a weighted average borrowing rate of 8.46% and 7.68% and weighted average remaining maturities of 1.6 and 1.1 years, respectively. The Company’s revolving credit facilities that are or were indexed to USD-LIBOR have been amended to transition to an alternative benchmark, where necessary. Any other unmodified agreements that incorporate LIBOR as the referenced rate either (i) already had provisions in place that provide for an alternative to LIBOR upon its phase-out, (ii) matured or (iii) were terminated prior to June 30, 2023. See Note 2 - Basis of Presentation and Significant Accounting Policies for further discussion of the transition away from LIBOR.
At June 30, 2023 and December 31, 2022, borrowings under revolving credit facilities had the following remaining maturities:

(in thousands)	June 30, 2023	December 31, 2022
Within 30 days	$—	$—
30 to 59 days	—	—
60 to 89 days	—	—
90 to 119 days	—	—
120 to 364 days	329,000	200,000
One year and over	1,126,421	918,831
Total	$1,455,421	$1,118,831

Although the transactions under revolving credit facilities represent committed borrowings from the time of funding until maturity, the respective lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets below a designated threshold would require the Company to provide additional collateral or pay down the facility. As of June 30, 2023 and December 31, 2022, MSR with a carrying value of $2.3 billion and $1.8 billion, respectively, was pledged as collateral for the Company’s future payment obligations under its MSR revolving credit facilities. As of June 30, 2023 and December 31, 2022, servicing advances with a carrying value of $49.3 million and $67.8 million, respectively, were pledged as collateral for the Company’s future payment obligations under its servicing advance revolving credit facility. The Company does not anticipate any defaults by its revolving credit facility counterparties, although there can be no assurance that any such default or defaults will not occur.

Note 13. Term Notes Payable
The debt issued in connection with the Company’s on-balance sheet securitization is classified as term notes payable and carried at outstanding principal balance, which was $400.0 million as of both June 30, 2023 and December 31, 2022, net of any unamortized deferred debt issuance costs, on the Company’s condensed consolidated balance sheets. As of June 30, 2023 and December 31, 2022, the outstanding amount due on term notes payable was $398.7 million and $398.0 million, net of deferred debt issuance costs, with a weighted average interest rate of 8.00% and 7.19% and weighted average remaining maturities of 1.0 years and 1.5 years. The Company’s term notes previously incorporated LIBOR as the referenced rate, which was replaced with Term SOFR, plus a spread adjustment, during the three months ended June 30, 2023. See Note 2 - Basis of Presentation and Significant Accounting Policies for further discussion of the transition away from LIBOR.
At June 30, 2023 and December 31, 2022, the Company pledged MSR with a carrying value of $500.0 million and $500.0 million and weighted average underlying loan coupon of 3.27% and 3.33%, respectively, as collateral for term notes payable. Additionally, as of June 30, 2023 and December 31, 2022, $0.2 million and $0.2 million of cash was held in restricted accounts as collateral for the future payment obligations of outstanding term notes payable, respectively.

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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
The 2026 notes are unsecured, pay interest semiannually at a rate of 6.25% per annum and are convertible at the option of the holder into shares of the Company’s common stock. As of June 30, 2023 and December 31, 2022, the 2026 notes had a conversion rate of 33.8752 and 33.8752 shares of common stock per $1,000 principal amount of the notes, respectively. The 2026 notes will mature in January 2026, unless earlier converted or repurchased in accordance with their terms.
The Company does not have the right to redeem the 2026 notes prior to maturity, but may repurchase the 2026 notes in open market or privately negotiated transactions at the same or differing price without giving prior notice to or obtaining any consent of the holders. The Company may also be required to repurchase the notes from holders under certain circumstances. During both the three and six months ended June 30, 2023, the Company repurchased $15.6 million principal amount of its 2026 notes in open market transactions for an aggregate cost of $13.2 million, resulting in a gain, net of unamortized deferred issuance costs, of $2.2 million within the other income (loss) line item on the condensed consolidated statements of comprehensive income (loss). As of June 30, 2023, $271.9 million principal amount of the 2026 notes remained outstanding. The outstanding amount due on the 2026 notes as of June 30, 2023 and December 31, 2022 was $267.8 million and $282.5 million, respectively, net of unamortized deferred issuance costs.

Note 15. Commitments and Contingencies
The following represent the material commitments and contingencies of the Company as of June 30, 2023:
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
As of June 30, 2023, the Company’s condensed consolidated financial statements do not recognize a contingency liability or disclose a range of reasonably possible loss under ASC 450 because management does not believe that a loss or expense related to the Federal Complaint is probable or reasonably estimable. The specific factors that limit the Company’s ability to reasonably estimate a loss or expense related to the Federal Complaint is that discovery is ongoing and the outcome of litigation is uncertain. If and when management believes losses associated with the Federal Complaint are a probable future event that may result in a loss or expense to the Company and the loss or expense is reasonably estimable, the Company will recognize a contingency liability and resulting loss in such period.
Based on information currently available, management is not aware of any other legal or regulatory claims that would have a material effect on the Company’s condensed consolidated financial statements and therefore no accrual is required as of June 30, 2023.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
Note 16. Stockholders’ Equity
Redeemable Preferred Stock
The following is a summary of the Company’s series of cumulative redeemable preferred stock issued and outstanding as of June 30, 2023. In the event of a voluntary or involuntary liquidation, dissolution or winding up of the Company, each series of preferred stock will rank on parity with one another and rank senior to the Company’s common stock with respect to the payment of the dividends and the distribution of assets.

(dollars in thousands)
Class of Stock	Issuance Date	Shares Issued and Outstanding	Carrying Value	Contractual Rate	Redemption Eligible Date (1)	Fixed to Floating Rate Conversion Date (2)	Floating Annual Rate (3)
Series A	March 14, 2017	5,095,565	$123,066	8.125%	April 27, 2027	April 27, 2027	3M Rate + 5.660%
Series B	July 19, 2017	10,498,082	253,866	7.625%	July 27, 2027	July 27, 2027	3M Rate + 5.352%
Series C	November 27, 2017	9,984,585	241,647	7.250%	January 27, 2025	January 27, 2025	3M Rate + 5.011%
Total		25,578,232	$618,579
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
(3)On and after the fixed-to-floating rate conversion date, the dividend will accumulate and be payable quarterly at a percentage of the $25.00 per share liquidation preference equal to a floating base rate, to be determined pursuant to the articles supplementary designating the terms of each respective series of preferred stock, plus the spread indicated within each preferred class. For Series A and Series B, the Company will determine the base rate based on quotations for deposits in U.S. dollars for the dividend period to be provided by nationally-recognized banks in the London interbank market. If the Company is unable to obtain such quotations with respect to any dividend payment, then the base rate in effect for such future dividend payment will be the base rate in effect for the immediately preceding dividend period. For Series C, the Company will appoint a third-party calculation agent that will determine, in its sole discretion, the base rate that is most comparable to three-month LIBOR.

For each series of preferred stock, the Company may redeem the stock on or after the redemption date in whole or in part, at any time or from time to time. The Company may also purchase shares of preferred stock from time to time in the open market by tender or in privately negotiated transactions. Each series of preferred stock has a par value of $0.01 per share and a liquidation and redemption price of $25.00, plus any accumulated and unpaid dividends thereon up to, but excluding, the redemption date. Through June 30, 2023, the Company had declared and paid all required quarterly dividends on the Company’s preferred stock.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
Preferred Share Repurchase Program
On June 22, 2022, the Company’s board of directors authorized the repurchase of up to an aggregate of 5,000,000 shares of the Company’s preferred stock, which includes each series shown in the table above under the heading Redeemable Preferred Stock. Preferred shares may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to trading plans in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, or by any combination of such methods. The manner, price, number and timing of preferred share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The preferred share repurchase program does not require the purchase of any minimum number of shares, and, subject to SEC rules, purchases may be commenced or suspended at any time without prior notice. The preferred share repurchase program does not have an expiration date. As of June 30, 2023, a total of 654,435 shares of the Company’s 8.125% Series A Cumulative Redeemable Preferred Stock, 1,001,918 shares of the Company’s 7.625% Series B Cumulative Redeemable Preferred Stock and 1,815,415 shares of the Company’s 7.25% Series C Cumulative Redeemable Preferred Stock had been repurchased by the Company under the program for an aggregate cost of $12.3 million, $17.9 million and $31.2 million, respectively, of which 225,886, 215,072 and 72,860 shares were repurchased for a total cost of $4.5 million, $4.1 million and $1.4 million, respectively, during both the three and six months ended June 30, 2023. The difference between the consideration transferred and the carrying value of the preferred stock resulted in a gain attributable to common stockholders of $2.5 million for both the three and six months ended June 30, 2023. No shares were repurchased during the three and six months ended June 30, 2022.
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
As of June 30, 2023, the Company had 96,165,535 shares of common stock outstanding. The following table presents a reconciliation of the common shares outstanding for the six months ended June 30, 2023 and 2022:

Number of common shares
Common shares outstanding, December 31, 2021	85,977,831
Issuance of common stock	9,038
Non-cash equity award compensation (1)	121,408
Common shares outstanding, June 30, 2022	86,108,277

Common shares outstanding, December 31, 2022	86,428,845
Issuance of common stock	10,125,875
Repurchase of common stock	(593,453)
Non-cash equity award compensation (1)	204,268
Common shares outstanding, June 30, 2023	96,165,535
____________________
(1)See Note 17 - Equity Incentive Plans for further details regarding the Company’s Equity Incentive Plans.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
Distributions to Stockholders
The following table presents cash dividends declared by the Company on its preferred and common stock during the three and six months ended June 30, 2023 and 2022:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(dollars in thousands)	2023		2022		2023		2022
Class of Stock	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share
Series A Preferred Stock	$2,588	$0.51	$2,920	$0.51	$5,290	$1.02	$5,840	$1.02
Series B Preferred Stock	$5,003	$0.48	$5,481	$0.48	$10,109	$0.96	$10,961	$0.96
Series C Preferred Stock	$4,524	$0.45	$5,347	$0.45	$9,081	$0.90	$10,694	$0.90
Common Stock	$43,560	$0.45	$58,844	$0.68	$101,941	$1.05	$117,655	$1.36

Dividend Reinvestment and Direct Stock Purchase Plan
The Company sponsors a dividend reinvestment and direct stock purchase plan through which stockholders may purchase additional shares of the Company’s common stock by reinvesting some or all of the cash dividends received on shares of the Company’s common stock. Stockholders may also make optional cash purchases of shares of the Company’s common stock subject to certain limitations detailed in the plan prospectus. The plan allows for the issuance of up to an aggregate of 937,500 shares of the Company’s common stock. As of June 30, 2023, 122,113 shares have been issued under the plan for total proceeds of approximately $6.2 million, of which 4,768 and 8,448 shares were issued for total proceeds of $0.1 million and $0.1 million during the three and six months ended June 30, 2023, respectively. During the three and six months ended June 30, 2022, 4,170 and 9,038 shares were issued for a total proceeds of $0.1 million and $0.2 million, respectively.
Common Share Repurchase Program
The Company’s common share repurchase program allows for the repurchase of up to an aggregate of 9,375,000 shares of the Company’s common stock. Common shares may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act, or by any combination of such methods. The manner, price, number and timing of common share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The common share repurchase program does not require the purchase of any minimum number of shares, and, subject to SEC rules, purchases may be commenced or suspended at any time without prior notice. The common share repurchase program does not have an expiration date. As of June 30, 2023, a total of 3,637,028 shares had been repurchased by the Company under the program for an aggregate cost of $208.5 million, of which 593,453 shares were repurchased for a total cost of $7.1 million during both the three and six months ended June 30, 2023. No shares were repurchased during the three and six months ended June 30, 2022.
At-the-Market Offerings
The Company is party to an equity distribution agreement under which the Company is authorized to sell up to an aggregate of 11,000,000 shares of its common stock from time to time in any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act of 1933, as amended, or the Securities Act. As of June 30, 2023, 2,300,605 shares of common stock had been sold under the current or prior equity distribution agreements for total accumulated net proceeds of approximately $136.9 million, of which, 117,427 shares were sold for net proceeds of $2.1 million during the six months ended June 30, 2023. No shares were sold during the three months ended June 30, 2023 or the three and six months ended June 30, 2022.
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss at June 30, 2023 and December 31, 2022 was as follows:

(in thousands)	June 30, 2023	December 31, 2022
Available-for-sale securities:
Unrealized gains	$4,009	$47,656
Unrealized losses	(313,095)	(326,367)
Accumulated other comprehensive loss	$(309,086)	$(278,711)

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
Reclassifications out of Accumulated Other Comprehensive Loss
The Company reclassifies unrealized gains and losses on AFS securities in accumulated other comprehensive loss to net income (loss) upon the recognition of any realized gains and losses on sales as individual securities are sold. The Company did not sell any AFS securities with unrealized gains and losses included in accumulated other comprehensive loss during the three months ended June 30, 2023. For the six months ended June 30, 2023 the Company reclassified $63.2 million in unrealized losses on sold AFS securities from accumulated other comprehensive loss to gain (loss) on investment securities on the condensed consolidated statements of comprehensive income (loss). For the three and six months ended June 30, 2022 the Company reclassified $137.6 million and $129.3 million, respectively, in unrealized losses on sold AFS securities from accumulated other comprehensive loss to gain (loss) on investment securities on the condensed consolidated statements of comprehensive income (loss).

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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
Restricted Stock Units
The following table summarizes the activity related to RSUs for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023		2022
	Units	Weighted Average Grant Date Fair Market Value	Units	Weighted Average Grant Date Fair Market Value
Outstanding at Beginning of Period	468,632	$23.54	293,426	$28.39
Granted	371,673	16.19	268,859	20.99
Vested	(204,268)	(23.80)	(122,339)	(28.43)
Forfeited	—	—	(13,152)	(23.69)
Outstanding at End of Period	636,037	$19.16	426,794	$23.87

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
Performance Share Units
The following table summarizes the activity related to PSUs for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023		2022
	Target Units	Weighted Average Grant Date Fair Market Value	Target Units	Weighted Average Grant Date Fair Market Value
Outstanding at Beginning of Period	265,261	$26.93	109,356	$34.68
Granted	222,208	22.47	151,313	21.80
Vested	—	—	—	—
Forfeited	—	—	(8,223)	(27.28)
Outstanding at End of Period	487,469	$24.90	252,446	$27.20

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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
Restricted Common Stock
The following table summarizes the activity related to restricted common stock for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023		2022
	Shares	Weighted Average Grant Date Fair Market Value	Shares	Weighted Average Grant Date Fair Market Value
Outstanding at Beginning of Period	42,884	$60.91	113,239	$60.18
Granted	—	—	—	—
Vested	(42,884)	(60.91)	(69,191)	(59.71)
Forfeited	—	—	(930)	(60.92)
Outstanding at End of Period	—	$—	43,118	$60.91

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
Non-Cash Equity Compensation Expense
For the three and six months ended June 30, 2023, the Company recognized compensation related to RSUs, PSUs and restricted common stock granted pursuant to the Equity Incentive Plans of $1.7 million and $7.8 million, respectively. For the three and six months ended June 30, 2022, the Company recognized compensation related to restricted common stock granted pursuant to the Equity Incentive Plans of $3.5 million and $7.6 million, respectively. As of June 30, 2023, the Company had $7.1 million of total unrecognized compensation cost related to unvested share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 1.6 years.

Note 18. Income Taxes
For the three and six months ended June 30, 2023 and 2022, the Company qualified to be taxed as a REIT under the Code for U.S. federal income tax purposes. As long as the Company qualifies as a REIT, the Company generally will not be subject to U.S. federal income taxes on its taxable income to the extent it annually distributes its net taxable income to stockholders, and does not engage in prohibited transactions. The Company intends to distribute 100% of its REIT taxable income and comply with all requirements to continue to qualify as a REIT. The majority of states also recognize the Company’s REIT status. The Company’s TRSs file separate tax returns and are fully taxed as standalone U.S. C corporations. It is assumed that the Company will retain its REIT status and will incur no REIT level taxation as it intends to comply with the REIT regulations and annual distribution requirements.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
During the three months ended June 30, 2023, the Company’s TRSs recognized a provision for income taxes of $19.8 million, which was primarily due to income from MSR servicing activities and net gains recognized on MSR, offset by net losses recognized on derivative instruments and operating expenses. During the six months ended June 30, 2023, the Company’s TRSs recognized a provision for income taxes of $15.9 million, which was primarily due to income from MSR servicing activities, offset by net losses recognized on MSR and derivative instruments as well as operating expenses. During the three and six months ended June 30, 2022, the Company’s TRSs recognized a provision for income taxes of $25.9 million and $74.7 million, respectively, which was primarily due to income from MSR servicing activities and gains recognized on MSR, offset by net losses recognized on derivative instruments and operating expenses.
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

Note 19. Earnings Per Share
The following table presents a reconciliation of the earnings (loss) and shares used in calculating basic and diluted earnings (loss) per share for the three and six months ended June 30, 2023 and 2022. All per share amounts, common shares outstanding and common equity-based awards for all periods presented have been adjusted on a retroactive basis to reflect the reverse stock split.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except share data)	2023	2022	2023	2022
Basic Earnings (Loss) Per Share:
Net income (loss)	$197,445	$(72,420)	$20,637	$212,850
Dividends on preferred stock	(12,115)	(13,748)	(24,480)	(27,495)
Gain on repurchase and retirement of preferred stock	2,454	—	2,454	—
Dividends and undistributed earnings allocated to participating restricted stock units	(1,233)	(290)	(668)	(910)
Net income (loss) attributable to common stockholders, basic	$186,551	$(86,458)	$(2,057)	$184,445
Basic weighted average common shares	96,387,877	86,069,431	94,492,389	86,034,722
Basic earnings (loss) per weighted average common share	$1.94	$(1.00)	$(0.02)	$2.14
Diluted Earnings (Loss) Per Share:
Net income (loss) attributable to common stockholders, basic	$186,551	$(86,458)	$(2,057)	$184,445
Reallocation impact of undistributed earnings to participating restricted stock units	120	—	—	(8)
Interest expense attributable to convertible notes	4,692	—	—	9,843
Net income (loss) attributable to common stockholders, diluted	$191,363	$(86,458)	$(2,057)	$194,280
Basic weighted average common shares	96,387,877	86,069,431	94,492,389	86,034,722
Effect of dilutive shares issued in an assumed vesting of performance share units	199,753	—	—	135,870
Effect of dilutive shares issued in an assumed conversion	9,474,748	—	—	9,914,881
Diluted weighted average common shares	106,062,378	86,069,431	94,492,389	96,085,473
Diluted earnings (loss) per weighted average common share	$1.80	$(1.00)	$(0.02)	$2.02
___________________
(1)If applicable, includes a nondiscretionary adjustment for the assumed change in the management fee calculation.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
For the three months ended June 30, 2023 and the six months ended June 30, 2022, participating RSUs were included in the calculation of diluted earnings per share under the two-class method since it was more dilutive than the alternative treasury stock method. For the six months ended June 30, 2023 and the three months ended June 30, 2022, excluded from the calculation of diluted loss per share was the effect of adding undistributed earnings reallocated to 650,604 and 443,996 weighted average participating RSUs, respectively, as their inclusion would have been antidilutive.
For the three months ended June 30, 2023 and the six months ended June 30, 2022, the assumed vesting of outstanding PSUs was included in the calculation of diluted earnings per share under the two-class method since it was more dilutive than the alternative treasury stock method. For the six months ended June 30, 2023 and the three months ended June 30, 2022, PSUs were excluded from the calculation of diluted loss per share, as their inclusion would have been antidilutive.
For the three months ended June 30, 2023 and the six months ended June 30, 2022, the assumed conversion of the Company’s convertible senior notes was included in the calculation of diluted earnings per share under the if-converted method. For the six months ended June 30, 2023 and the three months ended June 30, 2022 excluded from the calculation of diluted loss per share was the effect of adding back $9.5 million and $4.8 million of interest expense and 9,606,204 and 9,739,163 weighted average common share equivalents, respectively, related to the assumed conversion of the Company’s convertible senior notes, as their inclusion would have been antidilutive.

Note 20. Subsequent Events
Events subsequent to June 30, 2023 were evaluated through the date these condensed consolidated financial statements were issued and no other additional events were identified requiring further disclosure in these condensed consolidated financial statements.

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
On August 2, 2022, Matrix Financial Services Corporation, or Matrix, one of our wholly owned subsidiaries, entered into a definitive stock purchase agreement to acquire RoundPoint Mortgage Servicing LLC (formerly RoundPoint Mortgage Servicing Corporation), or RoundPoint, from Freedom Mortgage Corporation. In connection with the acquisition, Matrix has agreed to pay a purchase price upon closing in an amount equal to the tangible net book value of RoundPoint, plus a premium amount of $10.5 million, subject to certain additional post-closing adjustments. In connection with the transaction, RoundPoint will divest its retail origination business as well as its RPX servicing exchange platform. Matrix also agreed to engage RoundPoint as a subservicer prior to the closing date and began transferring loans to RoundPoint in the fourth quarter of 2022. Upon closing, all servicing licenses and operational capabilities will remain with RoundPoint, and RoundPoint will become a wholly owned subsidiary of Matrix. The parties expect to close the transaction in 2023, subject to the satisfaction of customary closing conditions and the receipt of required regulatory and GSE approvals.

For the three months ended June 30, 2023, our net spread realized on the portfolio was lower than recent quarters due primarily to higher cost of financing due to rising interest rates, offset by higher coupon and lower amortization on Agency RMBS due to slower prepayment speeds and the higher yielding MSR making up a larger proportion of the portfolio. The following table provides the average portfolio yield and cost of financing on our assets for the three months ended June 30, 2023, and the four immediately preceding quarters:

	Three Months Ended
	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022
Average portfolio yield (1)	5.24%	5.09%	4.92%	4.61%	4.39%
Average cost of financing (2)	5.08%	4.57%	3.95%	2.84%	1.13%
Net spread	0.16%	0.52%	0.97%	1.77%	3.26%
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
•our ability to recognize the benefits of our pending acquisition of RoundPoint Mortgage Servicing LLC;
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

Fair Value Measurement
A significant portion of our assets and liabilities are reported at fair value and, therefore, our condensed consolidated balance sheets and statements of comprehensive income (loss) are significantly affected by fluctuations in market prices. At June 30, 2023, approximately 87.5% of our total assets, or $12.3 billion, consisted of financial instruments recorded at fair value. See Note 10 - Fair Value to the condensed consolidated financial statements, included in this Quarterly Report on Form 10-Q, for descriptions of valuation methodologies used to measure material assets and liabilities at fair value and details of the valuation models, key inputs to those models and significant assumptions utilized. Although we execute various hedging strategies to mitigate our exposure to changes in fair value, we cannot fully eliminate our exposure to volatility caused by fluctuations in market prices.
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
Considerable judgment is used in forming conclusions and estimating inputs to our Level 3 fair value measurements. Level 3 inputs such as interest rate movements, prepayments speeds, credit losses and discount rates are inherently difficult to estimate. Changes to these inputs can have a significant effect on fair value measurements. Accordingly, there is no assurance that our estimates of fair value are indicative of the amounts that would be realized on the ultimate sale or exchange of these assets. At June 30, 2023, 24.0% of our total assets were classified as Level 3 fair value assets.

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

Market Conditions and Outlook
Market sentiment at the end of the second quarter was very different than when the quarter began. Initially, market participants were faced with ongoing concerns about stress in banking system that arose in the first quarter coupled with questions as to whether and how a divided Federal government would address lifting the debt ceiling ahead of an early June deadline. For most of the first two months of the quarter, spreads for mortgage-backed securities (MBS) widened. The deal struck to raise the debt ceiling at the tail end of May, together with growing confidence that the worst of the bank stress was in the past, resulted in strong performance of equities and MBS by the end of the quarter as investors shifted their focus back to economic fundamentals such as growth and inflation and how the Federal Reserve, or the Fed, will respond.
The Fed hiked interest rates only once during the quarter to 5.25% at their May meeting. Statements from Fed Chair Jerome Powell made it clear that although the Fed held off hiking interest rates at their June meeting, it was likely that they may hike interest rates two more times during 2023 in an effort to slow the economy and drive down inflation to their 2% target. Inflation continued to show signs of slowing down but still stayed elevated. Headline CPI came in weaker than consensus three months in a row ending at 4% year over year, but core CPI remained sticky at 5.3%. Strength in the jobs market was evident as the non-farm payroll surprised to the upside in two out of the three months and the unemployment rate remained persistently low at around 3.5%. Two more interest rate hikes would push the Fed Funds rate to 5.75%. Based on expectations of sticky inflation and a strong labor market, the hawkish sentiment from the Fed resulted in higher interest rates over the quarter, led by the front end of the U.S. Treasury yield curve. The yield on the 2-year Treasury note increased by 87 basis points to finish at 4.90%, while the 10-year Treasury bond increased by 37 basis points to 3.84%. The re-inversion of the yield curve, to 106 basis points between 2- and 10-year Treasuries, matches the record level touched in early March 2023 before the banking crisis.
In aggregate, despite current coupon spreads being slightly wider over the second quarter, MBS performed well over the quarter, finishing with two consecutive months (May and June) of positive excess return on the Bloomberg MBS Index. After a challenging beginning to the quarter, spreads tightened across the coupon stack once the threat of a U.S. default was off the table. Realized volatility was also low in the month of June, improving hedge adjusted returns, particularly for production coupon MBS. Nominal and option-adjusted spreads for current coupon MBS net widened by 8 basis points to the Treasury curve, finishing at plus 140 and plus 44 basis points respectively, substantially recovering most of the widening that took nominal spreads out as wide at plus 166 basis points in late May. Lower coupons outperformed as supply fears from FDIC sales of seized bank assets waned. Met with strong money manager demand and ahead of schedule, approximately 60% of the $85 billion of supply from the FDIC had been sold.

Thirty-year mortgage rates increased by 39 basis points to finish the second quarter at 6.71%, keeping 99% of the mortgage universe deeply out of the refinancing window and leaving prepayment speeds on aggregate at historically low levels. Prepayment speeds for 30-year conventional mortgages were 5.6% CPR in the second quarter, up sharply from 4.2% CPR in the first quarter, reflecting the increase in housing turnover in the spring. In fact, the seasonality that we have observed was even stronger than normal as spring seasonals were accompanied by a rebounding housing market. Thus far in 2023, housing prices are up in 47 of 50 states as demand continues to outstrip supply. All-cash purchases and homebuilder buydowns have supported demand despite mortgage rates at their highest level in 20 years. We are closely watching inventory levels for any sign of a slowdown, but for now, locked-in homeowners who wish to move are choosing to rent their old house rather than selling it, which continues to depress prepayment speeds and for-sale supply.
RMBS funding remained stable and liquid as the repo market waited for data and Fed meetings throughout the quarter. The uncertainty of rates contributed to a slight increase in spreads to SOFR. In term markets levels were SOFR plus 16 to 22 basis points.
There continued to be a very healthy supply of MSR bulk deals with $145 billion UPB offered in the second quarter. Halfway through the year there has already been $370 billion UPB offered, which puts 2023 on track to surpass the record $510 billion UPB in 2022. Despite the heavy volumes, MSR packages remain well bid with many packages receiving a low double-digit number of bids. Notably, bank demand for MSR has stayed strong despite the pressures that affected some in the first quarter.
Looking ahead, with nominal spreads for current coupon MBS still above the 90th percentile of long-term history and ample opportunity to add MSR at attractive levels, we are optimistic about being able to generate levered returns supportive of our strategy. Though the supply pressure that we profiled in last quarter’s outlook has eased somewhat, in the assumed absence of demand from banks, organic supply for the remainder of the year will likely be a headwind for MBS spread tightening. That said, at current yield and spread levels we anticipate that inflows into the fixed-income and the MBS sector specifically will remain strong, providing good support for spreads. Prepayment speeds are also expected to slow back down into the third quarter, reflecting higher mortgage rates and weaker seasonal factors, enhancing returns on our MSR investments.
The following table provides the carrying value of our investment portfolio by asset type:

(dollars in thousands)	June 30, 2023		December 31, 2022
Agency RMBS	$8,887,839	72.6%	$7,668,752	71.1%
Mortgage servicing rights	3,273,956	26.7%	2,984,937	27.7%
Other	87,808	0.7%	125,158	1.2%
Total	$12,249,603		$10,778,847

Prepayment speeds and volatility due to interest rates
Our portfolio is subject to market risks, primarily interest rate risk and prepayment risk. We seek to offset a portion of our Agency pool market value exposure through our MSR and interest-only Agency RMBS portfolios. During periods of decreasing interest rates with rising prepayment speeds, the market value of our Agency pools generally increases and the market value of our interest-only securities and MSR generally decreases. The inverse relationship occurs when interest rates rise and prepayments fall. Average prepayment speeds for our portfolio increased from the prior quarter predominantly due to seasonal factors, though remain historically slow as noted above. In addition to changes in interest rates, changes in home price performance, key employment metrics and government programs, among other macroeconomic factors, can affect prepayment speeds. We believe our active portfolio management approach, including our asset selection process, positions us to respond to a variety of market scenarios. Although we are unable to predict future interest rate movements, our strategy of pairing Agency RMBS with MSR, with a focus on managing various associated risks, including interest rate, prepayment, credit, mortgage spread and financing risk, is intended to generate attractive yields with a low level of sensitivity to changes in the yield curve, prepayments and interest rate cycles.
The following table provides the three-month average constant prepayment rate, or CPR, experienced by our Agency RMBS and MSR during the three months ended June 30, 2023, and the four immediately preceding quarters:

	Three Months Ended
	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022
Agency RMBS	6.5%	5.3%	5.9%	9.1%	14.2%
Mortgage servicing rights	5.5%	4.1%	4.6%	6.9%	10.0%

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
The following tables provide the carrying value of our Agency RMBS portfolio by underlying mortgage loan rate type:

	June 30, 2023
(dollars in thousands)	Principal/ Current Face	Carrying Value	Weighted Average CPR (1)	% Prepayment Protected	Gross Weighted Average Coupon Rate	Amortized Cost	Allowance for Credit Losses	Weighted Average Loan Age (months)
Agency RMBS AFS:
30-Year Fixed:
≤ 2.5%	$248,359	$210,691	5.6%	—%	3.3%	$212,258	$—	24
3.0%	—	—	—%	—%	—%	—	—	—
3.5%	80,345	73,252	4.8%	75.0%	4.3%	74,330	—	17
4.0%	527,035	498,087	7.4%	100.0%	4.6%	532,260	—	43
4.5%	2,888,747	2,796,194	9.1%	100.0%	5.2%	2,948,434	—	31
5.0%	2,793,154	2,754,115	7.2%	100.0%	5.8%	2,846,278	—	14
5.5%	1,404,449	1,403,772	5.6%	99.8%	6.4%	1,418,474	—	12
6.0%	809,895	821,564	9.3%	99.8%	6.9%	830,610	—	11
≥ 6.5%	9,435	9,811	10.7%	97.7%	7.8%	10,176	—	246
	8,761,419	8,567,486	7.7%	97.3%	5.6%	8,872,820	—	21
Other P&I	286,991	278,016	3.4%	—%	5.1%	278,824	—	12
Interest-only	781,081	29,893	11.1%	—%	5.4%	39,157	(5,087)	149
Agency Derivatives	179,542	12,444	9.9%	—%	6.7%	18,908	—	220
Total Agency RMBS	$10,009,033	$8,887,839		93.8%		$9,209,709	$(5,087)

	December 31, 2022
(dollars in thousands)	Principal/ Current Face	Carrying Value	Weighted Average CPR (1)	% Prepayment Protected	Gross Weighted Average Coupon Rate	Amortized Cost	Allowance for Credit Losses	Weighted Average Loan Age (months)
Agency RMBS AFS:
30-Year Fixed:
≤ 2.5%	$—	$—	—%	—%	—%	$—	$—	—
3.0%	—	—	—%	—%	—%	—	—	—
3.5%	—	—	—%	—%	—%	—	—	—
4.0%	1,459,733	1,382,120	3.9%	100.0%	4.6%	1,474,169	—	20
4.5%	3,087,310	3,006,356	5.9%	100.0%	5.2%	3,152,567	—	25
5.0%	2,439,709	2,430,470	6.5%	100.0%	5.7%	2,506,339	—	10
5.5%	206,504	209,351	2.0%	98.4%	6.2%	211,992	—	41
6.0%	194,834	199,467	5.3%	99.2%	6.7%	200,776	—	18
≥ 6.5%	10,561	11,138	13.1%	97.7%	7.8%	11,431	—	243
	7,398,651	7,238,902	5.6%	99.9%	5.3%	7,557,274	—	19
Other P&I	382,626	378,558	1.3%	88.5%	5.4%	379,837	—	30
Interest-only	963,865	36,116	8.1%	—%	4.9%	45,882	(6,785)	143
Agency Derivatives	196,457	15,176	8.4%	—%	6.7%	20,696	—	216
Total Agency RMBS	$8,941,599	$7,668,752		98.7%		$8,003,689	$(6,785)
____________________
(1)Weighted average actual one-month CPR released at the beginning of the following month based on RMBS held as of the preceding month-end.

Our MSR business offers attractive spreads and has many risk reducing characteristics when paired with our Agency RMBS portfolio. The following table summarizes activity related to the unpaid principal balance, or UPB, of loans underlying our MSR portfolio for the three months ended June 30, 2023, and the four immediately preceding quarters:

	Three Months Ended
(in thousands)	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022
UPB at beginning of period	$212,444,503	$204,876,693	$206,613,560	$227,074,413	$229,415,913
Purchases of mortgage servicing rights	14,773,601	11,381,496	2,677,674	4,448,870	5,720,323
Sales of mortgage servicing rights	—	(142,598)	—	(19,807,427)	—
Scheduled payments	(1,594,693)	(1,527,309)	(1,538,046)	(1,564,465)	(1,697,237)
Prepaid	(2,993,493)	(2,119,541)	(2,439,936)	(3,709,416)	(6,026,461)
Other changes	(7,741)	(24,238)	(436,559)	171,585	(338,125)
UPB at end of period	$222,622,177	$212,444,503	$204,876,693	$206,613,560	$227,074,413

Counterparty exposure and leverage ratio
We monitor counterparty exposure amongst our broker, banking and lending counterparties on a daily basis. We believe our broker and banking counterparties are well-capitalized organizations, and we attempt to manage our cash balances across these organizations to reduce our exposure to any single counterparty.
As of June 30, 2023, we had entered into repurchase agreements with 38 counterparties, 19 of which had outstanding balances. In addition, we held short- and long-term borrowings under revolving credit facilities, term notes payable and unsecured convertible senior notes. As of June 30, 2023, the debt-to-equity ratio funding our Agency and non-Agency investment securities, MSR and servicing advances, which includes unsecured borrowings under convertible senior notes, was 5.0:1.0.

As of June 30, 2023, we held $699.1 million in cash and cash equivalents, approximately $0.8 million of unpledged Agency securities and $7.6 million of unpledged non-Agency securities. As a result, we had an overall estimated unused borrowing capacity on our unpledged securities of approximately $5.3 million. As of June 30, 2023, we held approximately $61.2 million of unpledged MSR and $32.5 million of unpledged servicing advances. Overall, on June 30, 2023, we had $85.4 million unused committed and $342.3 million unused uncommitted borrowing capacity on MSR financing facilities, and $157.0 million in unused committed borrowing capacity on servicing advance financing facilities. Generally, unused borrowing capacity may be the result of our election not to utilize certain financing, as well as delays in the timing in which funding is provided, insufficient collateral or the inability to meet lenders’ eligibility requirements for specific types of asset classes.
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
LIBOR transition
The London Interbank Offered Rate, or LIBOR, has been used extensively in the U.S. and globally as a “benchmark” or “reference rate” for various commercial and financial contracts, including corporate and municipal bonds and loans, floating rate mortgages, asset-backed securities, consumer loans, and interest rate swaps and other derivatives. On March 5, 2021, Intercontinental Exchange Inc. announced that ICE Benchmark Administration Limited, the administrator of LIBOR, intends to stop publication of the majority of USD-LIBOR tenors on June 30, 2023. In the U.S., the Alternative Reference Rates Committee, or ARRC, has identified the Secured Overnight Financing Rate, or SOFR, and, in some cases, the forward-looking term rate based on SOFR published by CME Group Benchmark Administration Limited, or Term SOFR, plus, in each case, a recommended spread adjustment, as its preferred alternative rates for U.S. dollar-based LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. Numerous industry wide and company-specific transitions as it relates to derivatives and cash markets exposed to LIBOR were completed in connection with its phase-out on June 30, 2023. Our material contracts that are or were indexed to USD-LIBOR have been amended to transition to an alternative benchmark, where necessary. Any other unmodified agreements that incorporate LIBOR as the referenced rate either (i) already had provisions in place that provide for an alternative to LIBOR upon its phase-out, (ii) matured or (iii) were terminated prior to June 30, 2023.

Summary of Results of Operations and Financial Condition
All per share amounts, common shares outstanding and common equity-based awards for all periods presented have been adjusted on a retroactive basis to reflect the one-for-four reverse stock split effected on November 1, 2022.
Our book value per common share for U.S. GAAP purposes was $16.39 at June 30, 2023, a decrease from $16.48 per common share at March 31, 2023, and a decrease from $17.72 per common share at December 31, 2022. The decline in book value for the three months ended June 30, 2023 was primarily driven by dividends declared in the quarter as well as net widening of mortgage spreads, offset by income on MSR and derivatives and the repurchase of common and preferred stock at favorable prices. The decline in book value for the six months ended June 30, 2023 was primarily the result of net widening in mortgage spreads, net losses on derivatives and the dividends declared year-to-date, offset by net income on MSR and the repurchase of common and preferred stock at favorable prices.
Our GAAP net income attributable to common stockholders was $187.8 million and GAAP net loss attributable to common stockholders was $1.4 million ($1.80 and $(0.02) per diluted weighted average share) for the three and six months ended June 30, 2023, respectively, as compared to GAAP net loss attributable to common stockholders of $86.2 million and GAAP net income attributable to common stockholders of $185.4 million ($(1.00) and $2.02 per diluted weighted average share) for the three and six months ended June 30, 2022, respectively.

With our accounting treatment for AFS securities, unrealized fluctuations in the market values of AFS securities, excluding certain AFS securities for which we have elected the fair value option and securities with an allowance for credit losses, do not impact our GAAP net income (loss) or taxable income but are recognized on our condensed consolidated balance sheets as a change in stockholders’ equity under “accumulated other comprehensive loss.” For the three and six months ended June 30, 2023, net unrealized losses on AFS securities recognized as other comprehensive loss were $156.3 million and $93.6 million, respectively. Additionally, we reclassify unrealized gains and losses on AFS securities in accumulated other comprehensive loss to net income (loss) upon the recognition of any realized gains and losses on sales as individual securities are sold. We did not sell any AFS securities with unrealized gains and losses included in accumulated other comprehensive loss during the three months ended June 30, 2023. For the six months ended June 30, 2023 we reclassified $63.2 million in unrealized losses on sold AFS securities from accumulated other comprehensive loss to gain (loss) on investment securities on the condensed consolidated statements of comprehensive income (loss).

The following tables present the components of our comprehensive income (loss) for the three and six months ended June 30, 2023 and 2022:

(in thousands, except share data)	Three Months Ended		Six Months Ended
Income Statement Data:	June 30,		June 30,
	2023	2022	2023	2022
	(unaudited)		(unaudited)
Interest income:
Available-for-sale securities	$104,195	$55,399	$201,233	$100,046
Other	13,567	1,604	33,122	1,803
Total interest income	117,762	57,003	234,355	101,849
Interest expense:
Repurchase agreements	116,946	19,269	221,301	27,612
Revolving credit facilities	29,684	9,106	55,340	14,782
Term notes payable	8,239	3,925	15,882	7,181
Convertible senior notes	4,692	4,801	9,528	9,843
Total interest expense	159,561	37,101	302,051	59,418
Net interest (expense) income	(41,799)	19,902	(67,696)	42,431
Other income (loss):
Gain (loss) on investment securities	2,172	(197,719)	12,970	(250,061)
Servicing income	175,223	157,526	328,543	294,152
Gain (loss) on servicing asset	21,679	85,557	(6,400)	496,181
Gain (loss) on interest rate swap and swaption agreements	56,533	32,734	(25,621)	(5,307)
Gain (loss) on other derivative instruments	47,161	(101,273)	(108,610)	(203,035)
Other income (loss)	2,200	(73)	2,200	(117)
Total other income (loss)	304,968	(23,248)	203,082	331,813
Expenses:
Servicing expenses	25,190	22,991	53,556	47,695
Compensation and benefits	8,868	11,019	22,951	23,212
Other operating expenses	11,886	9,152	22,370	15,777
Total expenses	45,944	43,162	98,877	86,684
Income (loss) before income taxes	217,225	(46,508)	36,509	287,560
Provision for income taxes	19,780	25,912	15,872	74,710
Net income (loss)	197,445	(72,420)	20,637	212,850
Dividends on preferred stock	(12,115)	(13,748)	(24,480)	(27,495)
Gain on repurchase and retirement of preferred stock	2,454	—	2,454	—
Net income (loss) attributable to common stockholders	$187,784	$(86,168)	$(1,389)	$185,355
Basic earnings (loss) per weighted average common share	$1.94	$(1.00)	$(0.02)	$2.14
Diluted earnings (loss) per weighted average common share	$1.80	$(1.00)	$(0.02)	$2.02
Dividends declared per common share	$0.45	$0.68	$1.05	$1.36
Weighted average number of shares of common stock:
Basic	96,387,877	86,069,431	94,492,389	86,034,722
Diluted	106,062,378	86,069,431	94,492,389	96,085,473

(in thousands)	Three Months Ended		Six Months Ended
Income Statement Data:	June 30,		June 30,
	2023	2022	2023	2022
	(unaudited)		(unaudited)
Comprehensive income (loss):
Net income (loss)	$197,445	$(72,420)	$20,637	$212,850
Other comprehensive loss:
Unrealized loss on available-for-sale securities	(156,306)	(4,211)	(30,375)	(336,056)
Other comprehensive loss	(156,306)	(4,211)	(30,375)	(336,056)
Comprehensive income (loss)	41,139	(76,631)	(9,738)	(123,206)
Dividends on preferred stock	(12,115)	(13,748)	(24,480)	(27,495)
Gain on repurchase and retirement of preferred stock	2,454	—	2,454	—
Comprehensive income (loss) attributable to common stockholders	$31,478	$(90,379)	$(31,764)	$(150,701)

(in thousands)	June 30, 2023	December 31, 2022
Balance Sheet Data:
	(unaudited)
Available-for-sale securities	$8,963,203	$7,778,734
Mortgage servicing rights	$3,273,956	$2,984,937
Total assets	$14,009,999	$13,466,160
Repurchase agreements	$9,067,824	$8,603,011
Revolving credit facilities	$1,455,421	$1,118,831
Term notes payable	$398,653	$398,011
Convertible senior notes	$267,791	$282,496
Total stockholders’ equity	$2,216,009	$2,183,525

Results of Operations
The following analysis focuses on financial results during the three and six months ended June 30, 2023 and 2022.
Interest Income
Interest income increased from $57.0 million and $101.8 million for the three and six months ended June 30, 2022, respectively, to $117.8 million and $234.4 million for the same periods in 2023 due to an increase in Agency RMBS portfolio size, lower amortization recognized on Agency RMBS due to lower unamortized premium, higher interest on cash balances as a result of the higher interest rate environment and increased use of reverse repurchase agreements.
Interest Expense
Interest expense increased from $37.1 million and $59.4 million for the three and six months ended June 30, 2022, respectively, to $159.6 million and $302.1 million for the same periods in 2023 due to higher borrowing balances on Agency RMBS and MSR and increases in interest rates.

Net Interest Income
The following tables present the components of interest income and average net asset yield earned by asset type, the components of interest expense and average cost of funds on borrowings incurred by collateral type, and net interest income and average net interest spread for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
(dollars in thousands)	Average Balance (1)	Interest Income/Expense	Net Yield/Cost of Funds	Average Balance (1)	Interest Income/Expense	Net Yield/Cost of Funds
Interest-earning assets:
Available-for-sale securities	$8,960,056	$104,195	4.7%	$8,804,217	$201,233	4.6%
Reverse repurchase agreements	293,309	3,655	5.0%	555,045	12,217	4.4%
Other		9,912			20,905
Total interest income/net asset yield	$9,253,365	$117,762	5.1%	$9,359,262	$234,355	5.0%
Interest-bearing liabilities:
Borrowings collateralized by:
Available-for-sale securities	$8,533,628	$111,090	5.2%	$8,357,370	$203,113	4.9%
Agency Derivatives (2)	12,295	175	5.7%	12,379	334	5.4%
Mortgage servicing rights and advances (3)	2,001,554	43,552	8.7%	1,940,279	82,447	8.5%
U.S. Treasuries (4)	4,412	52	4.7%	288,090	6,629	4.6%
Unsecured borrowings:
Convertible senior notes	272,753	4,692	6.9%	277,741	9,528	6.9%
Total interest expense/cost of funds	$10,824,642	$159,561	5.9%	$10,875,859	$302,051	5.6%
Net interest (expense) income/spread		$(41,799)	(0.8)%		$(67,696)	(0.6)%

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
(dollars in thousands)	Average Balance (1)	Interest Income/Expense	Net Yield/Cost of Funds	Average Balance (1)	Interest Income/Expense	Net Yield/Cost of Funds
Interest-earning assets
Available-for-sale securities	$7,248,502	$55,399	3.1%	$7,275,550	$100,046	2.8%
Reverse repurchase agreements	151,376	267	0.7%	138,225	278	0.2%
Other		1,337			1,525
Total interest income/net asset yield	$7,399,878	$57,003	3.1%	$7,413,775	$101,849	2.7%
Interest-bearing liabilities
Borrowings collateralized by:
Available-for-sale securities	$7,012,474	$12,955	0.7%	$7,301,518	$17,742	0.5%
Agency Derivatives (2)	27,074	93	1.4%	30,997	158	1.0%
Mortgage servicing rights and advances (3)	1,628,474	19,252	4.7%	1,420,473	31,675	4.5%
Unsecured borrowings:
Convertible senior notes	281,608	4,801	6.8%	292,637	9,843	6.7%
Total interest expense/cost of funds	$8,949,630	$37,101	1.7%	$9,045,625	$59,418	1.3%
Net interest income/spread		$19,902	1.4%		$42,431	1.4%
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

The increase in yields on AFS securities for the three and six months ended June 30, 2023, as compared to the same periods in 2022 was driven by net purchases of higher coupon AFS securities with lower unamortized premiums, offset by a slightly higher CPR experienced by AFS securities. The increase in cost of funds associated with the financing of AFS securities for the three and six months ended June 30, 2023, as compared to the same periods in 2022, was due to rising interest rates.

The increase in yields on reverse repurchase agreements for the three and six months ended June 30, 2023, as compared to the same periods in 2022, was the result of rising interest rates. However, these yields were offset by the cost of financing the associated repurchase agreements collateralized by U.S. Treasury securities during the three and six months ended June 30, 2023. We did not hold any repurchase agreements collateralized by U.S. Treasury securities during the three and six months ended June 30, 2022.
The increase in cost of funds associated with the financing of Agency Derivatives for the three and six months ended June 30, 2023, as compared to the same periods in 2022, was the result of rising interest rates.
The increase in cost of funds associated with the financing of MSR assets and related servicing advance obligations for the three and six months ended June 30, 2023, as compared to the same periods in 2022, was due to rising interest rates and an increase in the use of revolving credit facilities and repurchase agreement financing, which on average carry higher floating rate spreads than term notes. We have one revolving credit facility in place to finance our servicing advance obligations, which are included in other assets on our condensed consolidated balance sheets.
The slight increase in cost of funds associated with our convertible senior notes for the three and six months ended June 30, 2023, as compared to the same periods in 2022, was due to lower amortization of deferred debt issuance costs during the six months ended June 30, 2022 as a result of the maturity of our convertible senior notes due 2022 in January 2022.
The following tables present the components of the yield earned on our AFS securities portfolio as a percentage of our average amortized cost of securities for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2023	2022	2023	2022
Gross yield/stated coupon	5.0%	4.3%	4.9%	4.3%
Net (premium amortization) discount accretion	(0.3)%	(1.2)%	(0.3)%	(1.5)%
Net yield	4.7%	3.1%	4.6%	2.8%

Gain (Loss) On Investment Securities
The following table presents the components of gain (loss) on investment securities for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2023	2022	2023	2022
Proceeds from sales	$215,054	$2,326,528	$1,575,796	$4,339,148
Amortized cost of securities sold	(218,383)	(2,514,613)	(1,611,867)	(4,582,084)
Total realized losses on sales	(3,329)	(188,085)	(36,071)	(242,936)
(Provision for) reversal of provision for credit losses	(23)	(537)	119	(1,651)
Other	5,524	(9,097)	48,922	(5,474)
Gain (loss) on investment securities	$2,172	$(197,719)	$12,970	$(250,061)

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

Servicing Income
The following table presents the components of servicing income for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2023	2022	2023	2022
Servicing fee income	$144,370	$153,620	$273,607	$288,834
Ancillary and other fee income	1,391	561	1,760	1,031
Float income	29,462	3,345	53,176	4,287
Total	$175,223	$157,526	$328,543	$294,152

The increase in servicing income for the three and six months ended June 30, 2023, as compared to the same periods in 2022, was primarily due to higher float income as a result of the higher interest rate environment and lower compensating interest as a result of lower prepayment rates.
Gain (Loss) On Servicing Asset
The following table presents the components of gain (loss) on servicing asset for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2023	2022	2023	2022
Changes in fair value due to changes in valuation inputs or assumptions used in the valuation model	$82,196	$199,272	$102,617	$724,185
Changes in fair value due to realization of cash flows (runoff)	(60,517)	(113,715)	(108,178)	(228,004)
Losses on sales	—	—	(839)	—
Gain (loss) on servicing asset	$21,679	$85,557	$(6,400)	$496,181

The decrease in gain on servicing asset for the three months ended June 30, 2023, as compared to the same period in 2022, was driven by decreased favorable change in valuation assumptions used in the fair valuation of MSR, offset by lower portfolio runoff. The increase in loss (decrease in gain) on servicing asset for the six months ended June 30, 2023, as compared to the same period in 2022, was driven by decreased favorable change in valuation assumptions used in the fair valuation of MSR and losses on sales of MSR, offset by lower portfolio runoff.
Gain (Loss) On Interest Rate Swap And Swaption Agreements
The following table summarizes the net interest spread and gains and losses associated with our interest rate swap and swaption positions recognized during the three and six months ended June 30, 2023 and 2022:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2023	2022	2023	2022
Net interest spread	$3,452	$(4,267)	$7,063	$(5,008)
Early termination, agreement maturation and option expiration gains (losses)	—	246,211	(18,580)	189,947
Change in unrealized gain (loss) on interest rate swap and swaption agreements, at fair value	53,081	(209,210)	(14,104)	(190,246)
Gain (loss) on interest rate swap and swaption agreements	$56,533	$32,734	$(25,621)	$(5,307)

Net interest spread recognized for the accrual and/or settlement of the net interest expense associated with our interest rate swaps results from receiving either a floating interest rate (OIS or SOFR) or a fixed interest rate and paying either a fixed interest rate or a floating interest rate (OIS or SOFR) on positions held to economically hedge/mitigate portfolio interest rate exposure (or duration) risk. We may elect to terminate certain swaps and swaptions to align with our investment portfolio, agreements may mature or options may expire resulting in full settlement of our net interest spread asset/liability and the recognition of realized gains and losses, including early termination penalties. The change in fair value of interest rate swaps and swaptions during the three and six months ended June 30, 2023 and 2022 was a result of changes to floating interest rates (OIS or SOFR), the swap curve and corresponding counterparty borrowing rates. Since swaps and swaptions are used for purposes of hedging our interest rate exposure, their unrealized valuation gains and losses (excluding the reversal of unrealized gains and losses to realized gains and losses upon termination, maturation or option expiration) are generally offset by unrealized losses and gains in our Agency RMBS AFS portfolio, which are recorded either directly to stockholders’ equity through other comprehensive loss or to gain (loss) on investment securities, in the case of certain AFS securities for which we have elected the fair value option.
Gain (Loss) On Other Derivative Instruments
The following table provides a summary of the total net gains (losses) recognized on other derivative instruments we hold for purposes of both hedging and non-hedging activities, principally TBAs, futures, options on futures, and inverse interest-only securities during the three and six months ended June 30, 2023 and 2022:

	Three Months Ended		Six Months Ended
(in thousands)	June 30,		June 30,
	2023	2022	2023	2022
TBAs	$(77,083)	$(109,442)	$(94,247)	$(308,278)
Futures	126,923	11,312	(13,164)	117,407
Options on futures	—	(158)	—	(2,224)
Inverse interest-only securities	(2,679)	(2,985)	(1,199)	(9,940)
Gain (loss) on other derivative instruments	$47,161	$(101,273)	$(108,610)	$(203,035)

For further details regarding our use of derivative instruments and related activity, refer to Note 7 - Derivative Instruments and Hedging Activities to the condensed consolidated financial statements, included in this Quarterly Report on Form 10-Q.

Expenses
The following table presents the components of expenses for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2023	2022	2023	2022
Servicing expenses	$25,190	$22,991	$53,556	$47,695
Operating expenses:
Compensation and benefits:
Non-cash equity compensation expenses	$1,735	$3,461	$7,787	$7,622
All other compensation and benefits	7,133	7,558	15,164	15,590
Total compensation and benefits	$8,868	$11,019	$22,951	$23,212
Other operating expenses:
Nonrecurring expenses	$7,134	$2,428	$12,552	$3,117
All other operating expenses	4,752	6,724	9,818	12,660
Total other operating expenses	$11,886	$9,152	$22,370	$15,777
Annualized operating expense ratio	3.8%	3.1%	4.0%	2.9%
Annualized operating expense ratio, excluding non-cash equity compensation and other nonrecurring expenses	2.2%	2.2%	2.2%	2.1%

We incur servicing expenses generally related to the subservicing of MSR. The increase in servicing expenses during the three and six months ended June 30, 2023, as compared to the same periods in 2022, was driven by higher deboarding expenses as we transition our portfolio to RoundPoint from other subservicers as well as a net increase in our reserve liabilities for standard representations and warranties, early payment default, first payment default, premium recapture and other repurchase obligations.
The increase in total operating expenses during the three and six months ended June 30, 2023, as compared to the same periods in 2022, was driven by higher nonrecurring expenses, offset by lower compensation and benefits and other operating expenses.
Income Taxes
During the three months ended June 30, 2023, our TRSs recognized a provision for income taxes of $19.8 million, which was primarily due to income from MSR servicing activities and net gains recognized on MSR, offset by net losses recognized on derivative instruments and operating expenses. During the six months ended June 30, 2023, our TRSs recognized a provision for income taxes of $15.9 million, which was primarily due to income from MSR servicing activities, offset by net losses recognized on MSR and derivative instruments as well as operating expenses. During the three and six months ended June 30, 2022, our TRSs recognized a provision for income taxes of $25.9 million and $74.7 million, respectively, which was primarily due to income from MSR servicing activities and gains recognized on MSR, offset by net losses recognized on derivative instruments and operating expenses.

Financial Condition
Available-for-Sale Securities, at Fair Value
The majority of our AFS investment securities portfolio is comprised of fixed rate Agency mortgage-backed securities backed by single-family and multi-family mortgage loans. We also hold $87.8 million in tranches of mortgage-backed and asset-backed P&I and interest-only non-Agency securities. All of our P&I Agency RMBS AFS are Fannie Mae or Freddie Mac mortgage pass-through certificates or collateralized mortgage obligations, or Ginnie Mae mortgage pass-through certificates, which are backed by the guarantee of the U.S. government. The majority of these securities consist of whole pools in which we own all of the investment interests in the securities.
The tables below summarizes certain characteristics of our Agency RMBS AFS at June 30, 2023:

	June 30, 2023
(dollars in thousands, except purchase price)	Principal/ Current Face	Net (Discount) Premium	Amortized Cost	Allowance for Credit Losses	Unrealized Gain	Unrealized Loss	Carrying Value	Weighted Average Coupon Rate	Weighted Average Purchase Price
P&I securities	$9,048,410	$103,234	$9,151,644	$—	$3,377	$(309,519)	$8,845,502	4.84%	$101.41
Interest-only securities	781,081	39,157	39,157	(5,087)	992	(5,169)	29,893	2.06%	$20.24
Total	$9,829,491	$142,391	$9,190,801	$(5,087)	$4,369	$(314,688)	$8,875,395

Mortgage Servicing Rights, at Fair Value
One of our wholly owned subsidiaries has approvals from Fannie Mae and Freddie Mac to own and manage MSR, which represent the right to control the servicing of mortgage loans. We do not directly service mortgage loans, and instead contract with appropriately licensed subservicers to handle substantially all servicing functions in the name of the subservicer for the loans underlying our MSR. As of June 30, 2023, our MSR had a fair market value of $3.3 billion.

As of June 30, 2023, our MSR portfolio included MSR on 864,979 loans with an unpaid principal balance of $222.6 billion. The following tables summarize certain characteristics of the loans underlying our MSR by gross weighted average coupon rate types and ranges at June 30, 2023:

	June 30, 2023
(dollars in thousands)	Number of Loans	Unpaid Principal Balance	Weighted Average Gross Coupon Rate	Weighted Average Current Loan Size	Weighted Average Loan Age (months)	Weighted Average Original FICO	Weighted Average Original LTV	60+ Day Delinquencies	3-Month CPR	Net Servicing Fee (bps)
30-Year Fixed:
≤ 3.25%	305,114	$97,789,781	2.1%	$378	29	768	71.0%	0.3%	4.4%	25.8
> 3.25 - 3.75%	149,620	39,339,573	3.4%	333	42	753	74.1%	0.7%	5.7%	26.2
> 3.75 - 4.25%	109,245	23,048,859	3.9%	277	64	751	75.8%	1.0%	6.9%	27.2
> 4.25 - 4.75%	61,741	11,481,300	4.4%	264	63	739	77.3%	1.8%	7.1%	26.3
> 4.75 - 5.25%	42,450	9,950,928	4.9%	356	33	745	78.7%	1.4%	5.6%	26.8
> 5.25%	59,734	16,800,563	5.9%	383	14	745	80.2%	0.9%	6.4%	29.5
	727,904	198,411,004	3.5%	350	36	758	73.7%	0.7%	5.3%	26.4
15-Year Fixed:
≤ 2.25%	23,033	6,240,894	2.0%	319	26	777	59.1%	0.1%	4.3%	25.2
> 2.25 - 2.75%	39,057	8,495,418	2.4%	267	30	772	58.8%	0.2%	5.7%	25.9
> 2.75 - 3.25%	35,543	4,999,153	2.9%	196	57	766	61.4%	0.3%	7.6%	26.2
> 3.25 - 3.75%	20,556	2,121,479	3.4%	154	70	756	64.0%	0.4%	9.3%	26.9
> 3.75 - 4.25%	9,628	841,083	3.9%	143	66	742	65.2%	0.8%	9.4%	28.5
> 4.25%	6,574	793,262	4.9%	224	29	741	65.4%	0.7%	11.5%	32.0
	134,391	23,491,289	2.6%	250	39	769	60.4%	0.2%	6.4%	26.2
Total ARMs	2,684	719,884	4.1%	355	52	761	70.2%	1.0%	16.8%	25.4
Total	864,979	$222,622,177	3.4%	$340	37	759	72.3%	0.6%	5.5%	26.4

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
Our term notes previously incorporated LIBOR as the referenced rate, which was replaced with Term SOFR, plus a spread adjustment, during the three months ended June 30, 2023. See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Market Conditions and Outlook - LIBOR transition” in this Quarterly Report on Form 10-Q for further discussion.

At June 30, 2023, borrowings under repurchase agreements, revolving credit facilities, term notes payable and convertible senior notes had the following characteristics:

(dollars in thousands)	June 30, 2023
Borrowing Type	Amount Outstanding	Weighted Average Borrowing Rate	Weighted Average Years to Maturity
Repurchase agreements	$9,067,824	5.33%	0.2
Revolving credit facilities	1,455,421	8.46%	1.6
Term notes payable	398,653	8.00%	1.0
Convertible senior notes (1)	267,791	6.25%	2.5
Total	$11,189,689	5.86%	0.5

(dollars in thousands)	June 30, 2023
Collateral Type	Amount Outstanding	Weighted Average Borrowing Rate	Weighted Average Haircut on Collateral Value
Agency RMBS	$8,747,908	5.23%	3.8%
Non-Agency securities	47,603	6.61%	40.0%
Agency Derivatives	12,313	5.72%	18.7%
Mortgage servicing rights	2,071,024	8.40%	31.6%
Mortgage servicing advances	43,050	8.46%	12.6%
Other (1)	267,791	6.25%	N/A
Total	$11,189,689	5.86%	9.0%
____________________
(1)Includes unsecured convertible senior notes due 2026 paying interest semiannually at a rate of 6.25% per annum on the aggregate principal amount of $271.9 million.
(2)U.S. Treasury securities effectively borrowed under reverse repurchase agreements.

As of June 30, 2023, the debt-to-equity ratio funding our AFS securities, MSR, servicing advances and Agency Derivatives, which includes unsecured borrowings under convertible senior notes, was 5.0:1.0. As previously discussed, our Agency RMBS, given their liquidity and high credit quality, are eligible for higher levels of leverage, while MSR, with less liquidity and/or more exposure to prepayment risk, utilize lower levels of leverage. Generally, our debt-to-equity ratio is directly correlated to the composition of our portfolio; typically, the higher the percentage of Agency RMBS we hold, the higher our debt-to-equity ratio will be. However, in addition to portfolio mix, our debt-to-equity ratio is a function of many other factors, including the liquidity of our portfolio, the availability and price of our financing, the diversification of our counterparties and their available capacity to finance our assets, and anticipated regulatory developments. We may alter the percentage allocation of our portfolio among our target assets depending on the relative value of the assets that are available to purchase from time to time, including at times when we are deploying proceeds from offerings we conduct. We believe the current degree of leverage within our portfolio helps ensure that we have access to unused borrowing capacity, thus supporting our liquidity and the strength of our balance sheet.

The following table provides a summary of our borrowings under repurchase agreements (excluding those collateralized by U.S. Treasuries), revolving credit facilities, term notes payable and convertible senior notes and our debt-to-equity ratios for the three months ended June 30, 2023, and the four immediately preceding quarters:

(dollars in thousands)
For the Three Months Ended	Quarterly Average	End of Period Balance	Maximum Balance of Any Month-End	End of Period Total Borrowings to Equity Ratio	End of Period Net Long (Short) TBA Cost Basis	End of Period Net Payable (Receivable) for Unsettled RMBS	End of Period Economic Debt-to-Equity Ratio (1)
June 30, 2023	$10,820,230	$11,189,689	$11,189,689	5.0:1.0	$2,905,852	$54,739	6.4:1.0
March 31, 2023	$10,354,624	$10,857,943	$11,162,257	4.8:1.0	$3,644,540	$—	6.5:1.0
December 31, 2022	$9,878,254	$9,514,054	$10,672,731	4.4:1.0	$3,923,298	$342,964	6.3:1.0
September 30, 2022	$10,973,416	$11,844,972	$11,844,972	5.5:1.0	$4,153,582	$34,576	7.5:1.0
June 30, 2022	$8,949,630	$9,463,102	$9,463,102	3.8:1.0	$6,409,396	$1,240,666	6.9:1.0
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

Equity
The following table provides details of our changes in stockholders’ equity from March 31, 2023 to June 30, 2023.

(in millions, except per share amounts)	Book Value	Common Shares Outstanding	Common Book Value Per Share
Common stockholders’ equity at March 31, 2023	$1,593.4	96.7	$16.48
Net income	197.4
Other comprehensive loss	(156.3)
Comprehensive income	41.1
Dividends on preferred stock	(12.1)
Gain on repurchase and retirement of preferred stock	2.5
Comprehensive income attributable to common stockholders	31.5
Dividend declaration	(43.6)
Other	1.7	0.1
Balance before capital transactions	1,583.0	96.8
Repurchase of preferred stock	0.4
Repurchase of common stock	(7.0)	(0.6)
Issuance of common stock, net of offering costs	0.1	—
Common stockholders’ equity at June 30, 2023	$1,576.5	96.2	$16.39
Total preferred stock liquidation preference	639.5
Total stockholders’ equity at June 30, 2023	$2,216.0

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
As of June 30, 2023, we held $699.1 million in cash and cash equivalents available to support our operations; $12.3 billion of AFS securities, MSR, and derivative assets held at fair value; and $11.2 billion of outstanding debt in the form of repurchase agreements, borrowings under revolving credit facilities, term notes payable and convertible senior notes. During the three and six months ended June 30, 2023, the debt-to-equity ratio funding our Agency and non-Agency investment securities, MSR and servicing advances, which includes unsecured borrowings under convertible senior notes, increased from 4.8:1.0 to 5.0:1.0 and increased from 4.4:1.0 to 5.0:1.0, respectively. The increase was predominantly driven by an increase in financing on Agency RMBS purchases and MSR. During the three and six months ended June 30, 2023, our economic debt-to-equity ratio funding our Agency and non-Agency investment securities, MSR and servicing advances, which includes unsecured borrowings under convertible senior notes, implied debt on net TBA cost basis and net payable (receivable) for unsettled RMBS, decreased from 6.5:1.0 to 6.4:1.0 and increased from 6.3:1.0 to 6.4:1.0, respectively.
As of June 30, 2023, we held approximately $0.8 million of unpledged Agency securities and $7.6 million of unpledged non-Agency securities. As a result, we had an overall estimated unused borrowing capacity on unpledged securities of approximately $5.3 million. As of June 30, 2023, we held approximately $61.2 million of unpledged MSR and $32.5 million of unpledged servicing advances. Overall, on June 30, 2023, we had $85.4 million unused committed and $342.3 million unused uncommitted borrowing capacity on MSR financing facilities, and $157.0 million in unused committed borrowing capacity on servicing advance financing facilities. Generally, unused borrowing capacity may be the result of our election not to utilize certain financing, as well as delays in the timing in which funding is provided, insufficient collateral or the inability to meet lenders’ eligibility requirements for specific types of asset classes. On a daily basis, we monitor and forecast our available, or excess, liquidity. Additionally, we frequently perform shock analyses against various market events to monitor the adequacy of our excess liquidity.
During the six months ended June 30, 2023, we did not experience any material issues accessing our funding sources. We expect ongoing sources of financing to be primarily repurchase agreements, revolving credit facilities, term notes payable, convertible notes and similar financing arrangements. We plan to finance our assets with a moderate amount of leverage, the level of which may vary based upon the particular characteristics of our portfolio and market conditions.
As of June 30, 2023, we had master repurchase agreements in place with 38 counterparties (lenders), the majority of which are U.S. domiciled financial institutions, and we continue to evaluate additional counterparties to manage and optimize counterparty risk. Under our repurchase agreements, we are required to pledge additional assets as collateral to our lenders when the estimated fair value of the existing pledged collateral under such agreements declines and such lenders, through a margin call, demand additional collateral. Lenders generally make margin calls because of a perceived decline in the value of our assets collateralizing the repurchase agreements. This may occur following the monthly principal reduction of assets due to scheduled amortization and prepayments on the underlying mortgages, or may be caused by changes in market interest rates, a perceived decline in the market value of the investments and other market factors. To cover a margin call, we may pledge additional assets or cash. At maturity, any cash on deposit as collateral is generally applied against the repurchase agreement balance, thereby reducing the amount borrowed. Should the value of our assets suddenly decrease, significant margin calls on our repurchase agreements could result, causing an adverse change in our liquidity position.

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

(dollars in thousands)
June 30, 2023
Expiration Date (1)	Amount Outstanding	Unused Committed Capacity (2)	Unused Uncommitted Capacity	Total Capacity	Eligible Collateral
March 31, 2025	$747,731	$—	$152,269	$900,000	Mortgage servicing rights
March 17, 2025	$335,640	$14,360	$150,000	$500,000	Mortgage servicing rights (3)
June 29, 2024	$329,000	$71,000	$—	$400,000	Mortgage servicing rights
December 29, 2023	$260,000	$—	$40,000	$300,000	Mortgage servicing rights (4)
September 28, 2024	$43,050	$156,950	$—	$200,000	Mortgage servicing advances
____________________
(1)The facilities are set to mature on the stated expiration date, unless extended pursuant to their terms.
(2)Represents unused capacity amounts to which commitment fees are charged.
(3)The revolving period of this facility ceases on March 17, 2024, at which time the facility starts a 12-month amortization period.
(4)This repurchase facility is secured by a VFN issued in connection with our securitization of MSR, which is collateralized by our MSR.

We are subject to a variety of financial covenants under our lending agreements. The following represent the most restrictive financial covenants across our lending agreements as of June 30, 2023:
•Total indebtedness to tangible net worth must be less than 8.0:1.0. As of June 30, 2023, our total indebtedness to tangible net worth, as defined, was 5.2:1.0.
•Cash liquidity must be greater than $200.0 million. As of June 30, 2023, our liquidity, as defined, was $699.1 million.
•Net worth must be greater than the higher of $1.5 billion or 50% of the highest net worth during the 24 calendar months prior. As of June 30, 2023, 50% of the highest net worth during the 24 calendar months prior, as defined, was $1.4 billion and our net worth, as defined, was $2.2 billion.
We are also subject to additional financial covenants in connection with various other agreements we enter into in the normal course of our business. We intend to continue to operate in a manner which complies with all of our financial covenants.
The following table summarizes assets at carrying values that were pledged or restricted as collateral for the future payment obligations of repurchase agreements, revolving credit facilities, term notes payable and derivative instruments at June 30, 2023 and December 31, 2022:

(in thousands)	June 30, 2023	December 31, 2022
Available-for-sale securities, at fair value	$8,900,438	$7,426,953
Mortgage servicing rights, at fair value	3,212,759	2,958,057
Restricted cash	278,142	324,854
Due from counterparties	248,607	22,055
Derivative assets, at fair value	12,089	14,738
Other assets	49,298	67,819
U.S. Treasuries (1)	—	877,632
Total	$12,701,333	$11,692,108
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
The following table provides the maturities of our repurchase agreements, revolving credit facilities, term notes payable and convertible senior notes as of June 30, 2023 and December 31, 2022:

(in thousands)	June 30, 2023	December 31, 2022
Within 30 days	$3,160,003	$2,691,195
30 to 59 days	1,833,300	2,160,737
60 to 89 days	1,433,203	2,536,636
90 to 119 days	1,339,313	905,443
120 to 364 days	2,027,258	509,000
One to three years	1,396,612	1,316,842
Three to five years	—	282,496
Total	$11,189,689	$10,402,349

For the three months ended June 30, 2023, our restricted and unrestricted cash balance increased approximately $196.1 million to $1.0 billion at June 30, 2023. The cash movements can be summarized by the following:
•Cash flows from operating activities. For the three months ended June 30, 2023, operating activities increased our cash balances by approximately $111.3 million, primarily driven by our financial results for the quarter.
•Cash flows from investing activities. For the three months ended June 30, 2023, investing activities increased our cash balances by approximately $39.9 million, primarily driven by net proceeds from reverse repurchase agreements and sales of derivative instruments, offset by net purchases of AFS securities and MSR.
•Cash flows from financing activities. For the three months ended June 30, 2023, financing activities increased our cash balance by approximately $44.9 million, primarily driven by an increase in revolving credit facility financing, offset by the payment of dividends as well as repurchases of convertible senior notes and shares of both preferred and common stock.

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
LIBOR and other indices which had been deemed “benchmarks” for various commercial and financial contracts have been the subject of recent national, international, and other regulatory guidance and proposals for reform, and LIBOR was phased out on June 30, 2023. Our material contracts that are or were indexed to USD-LIBOR have been amended to transition to an alternative benchmark, where necessary. Any other unmodified agreements that incorporate LIBOR as the referenced rate either (i) already had provisions in place that provide for an alternative to LIBOR upon its phase-out, (ii) matured or (iii) were terminated prior to June 30, 2023. See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Market Conditions and Outlook - LIBOR transition” for further discussion.
Subject to maintaining our qualification as a REIT, we engage in a variety of interest rate risk management techniques that seek to mitigate the influence of interest rate changes on the values of our assets. We may enter into a variety of derivative and non-derivative instruments to economically hedge interest rate risk or “duration mismatch (or gap)” by adjusting the duration of our floating-rate borrowings into fixed-rate borrowings to more closely match the duration of our assets. This particularly applies to borrowing agreements with maturities or interest rate resets of less than six months. Typically, the interest receivable terms (i.e., OIS or SOFR) of certain derivatives match the terms of the underlying debt, resulting in an effective conversion of the rate of the related borrowing agreement from floating to fixed. The objective is to manage the cash flows associated with current and anticipated interest payments on borrowings, as well as the ability to roll or refinance borrowings at the desired amount by adjusting the duration. To help manage the adverse impact of interest rate changes on the value of our portfolio as well as our cash flows, we may, at times, enter into various forward contracts, including short securities, TBAs, options, futures, swaps, caps, credit default swaps and total return swaps. In executing on our current interest rate risk management strategy, we have entered into TBAs, interest rate swap and swaption agreements, futures and options on futures. In addition, because MSR are negative duration assets, they may provide a hedge to interest rate exposure on our Agency RMBS portfolio. In hedging interest rate risk, we seek to mitigate the impact of changing interest rates on the value of our investments, improve risk-adjusted returns and, where possible, obtain a favorable spread between the yield on our assets and the cost of our financing. Our hedging methods are based on many factors, including, but not limited to, our estimates with regard to future interest rates.
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
We perform interest rate sensitivity analyses on various measures of our financial results and condition by examining how our assets, financing, and hedges will perform in various interest rate “shock” scenarios. Two of these measures are presented below in more detail. The first measure is change in annualized net interest income over the next 12 months, including interest spread from our interest rate swaps and float income from custodial accounts associated with our MSR. The second measure is change in value of financial position, including the value of our derivative assets and liabilities. All changes in value are measured as the change from the June 30, 2023 financial position. All projected changes in annualized net interest income are measured as the change from the projected annualized net interest income based off current performance returns.
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

The following interest rate sensitivity table displays the potential impact of instantaneous, parallel changes in interest rates of +/- 25 and +/- 50 bps on annualized net interest income and portfolio value, based on our interest sensitive financial instruments at June 30, 2023. The preceding discussion shows that the results for the 25 bps move scenarios are the best representation of our interest rate exposure, followed by those for the 50 bps move scenarios. This hierarchy reflects our localized approach to managing interest rate risk: monitoring rates and rebalancing our hedges on a day to day basis, where rate moves only rarely exceed 25 bps in either direction.

	Changes in Interest Rates
(dollars in thousands)	-50 bps	-25 bps	+25 bps	+50 bps
Change in annualized net interest income (1):	$11,602	$5,790	$(5,808)	$(11,603)
% change in net interest income (1)	7.4%	3.7%	(3.7)%	(7.4)%
Change in value of financial position:
Available-for-sale securities	$192,500	$98,911	$(103,996)	$(212,415)
As a % of common equity	12.2%	6.3%	(6.6)%	(13.5)%
Mortgage servicing rights (2)	$(91,100)	$(39,796)	$32,605	$54,667
As a % of common equity (2)	(5.8)%	(2.6)%	2.1%	3.5%
Derivatives, net	$(129,201)	$(62,546)	$59,010	$113,884
As a % of common equity	(8.2)%	(4.0)%	3.7%	7.2%
Reverse repurchase agreements	$60	$30	$(30)	$(60)
As a % of common equity	—%	—%	—%	—%
Repurchase agreements	$(5,597)	$(2,798)	$2,799	$5,597
As a % of common equity	(0.3)%	(0.2)%	0.2%	0.4%
Revolving credit facilities	$(500)	$(250)	$249	$496
As a % of common equity	—%	—%	—%	—%
Term notes payable	$(138)	$(69)	$69	$138
As a % of common equity	—%	—%	—%	—%
Convertible senior notes	$(1,348)	$(683)	$665	$1,312
As a % of common equity	(0.1)%	—%	—%	0.1%
Total Net Assets	$(35,324)	$(7,201)	$(8,629)	$(36,381)
As a % of total assets	(0.3)%	(0.1)%	(0.1)%	(0.3)%
As a % of common equity	(2.2)%	(0.5)%	(0.6)%	(2.3)%
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

Certain assumptions have been made in connection with the calculation of the information set forth in the foregoing interest rate sensitivity table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at June 30, 2023. As discussed, the analysis utilizes assumptions and estimates based on our experience and judgment. Furthermore, future purchases and sales of assets could materially change our interest rate risk profile.
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

Item 4. Controls and Procedures
A review and evaluation was performed by our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that review and evaluation, the CEO and CFO have concluded that our current disclosure controls and procedures, as designed and implemented, were effective as of June 30, 2023. Although our CEO and CFO have determined our disclosure controls and procedures were effective at the end of the period covered by this Quarterly Report on Form 10-Q, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the company to disclose material information otherwise required to be set forth in the reports we submit under the Exchange Act.
There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following table reflects purchases of our 8.125% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, 7.625% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock and 7.25% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock under the preferred share repurchase program during the three months ended June 30, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans of Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Series A Preferred Stock:
April 1, 2023 through April 30, 2023	—	$—	—	N/A
May 1, 2023 through May 31, 2023	217,012	19.87	217,012	N/A
June 1, 2023 through June 30, 2023	8,874	20.56	8,874	N/A
Total	225,886	$19.90	225,886	N/A
Series B Preferred Stock:
April 1, 2023 through April 30, 2023	—	$—	—	N/A
May 1, 2023 through May 31, 2023	177,739	18.78	177,739	N/A
June 1, 2023 through June 30, 2023	37,333	19.95	37,333	N/A
Total	215,072	$18.98	215,072	N/A
Series C Preferred Stock:
April 1, 2023 through April 30, 2023	—	$—	—	N/A
May 1, 2023 through May 31, 2023	50,871	18.65	50,871	N/A
June 1, 2023 through June 30, 2023	21,989	19.99	21,989	N/A
Total	72,860	$19.05	72,860	N/A
____________________
(1)Our preferred share repurchase program allows for the repurchase of up to an aggregate of 5,000,000 shares of the company’s preferred stock, which includes the 8.125% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, 7.625% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock and 7.25% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock. As of June 30, 2023, we had repurchased an aggregate of 3,471,768 preferred shares under the program and had remaining authorization to repurchase up to 1,528,232 preferred shares.

Our common share repurchase program allows for the repurchase of up to an aggregate of 9,375,000 shares of the company’s common stock. Common shares may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act or by any combination of such methods. The manner, price, number and timing of common share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The common share repurchase program does not require the purchase of any minimum number of shares, and, subject to SEC rules, purchases may be commenced or suspended at any time without prior notice. The common share repurchase program does not have an expiration date. As of June 30, 2023, we had repurchased 3,637,028 common shares under the program for a total cost of $208.5 million.

The following table reflects purchases under the common share repurchase program during the three months ended June 30, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans of Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2023 through April 30, 2023	—	$—	—	6,331,425
May 1, 2023 through May 31, 2023	593,453	11.89	593,453	5,737,972
June 1, 2023 through June 30, 2023	—	—	—	5,737,972
Total	593,453	$11.89	593,453	5,737,972

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
(a)None.
(b)None.
(c)On May 10, 2023, Matt Keen, our Vice President and Chief Technology Officer, adopted a written plan intended to satisfy the affirmative defense conditions of Rule 10b5–1(c) of the Exchange Act. As authorized by our stock ownership guidelines, in connection with the vesting of any long-term equity incentive compensation, our executive officers are authorized to sell up to fifty percent of shares vesting in order to pay the withholding tax obligations associated with such vesting. Pursuant to the written plan, Mr. Keen has elected to sell a number of shares sufficient to cover the local, state and federal tax liability associated with each vesting of long-term equity incentive compensation, subject to the maximum of fifty percent of shares vesting. The written plan shall take effect ninety days after its adoption and shall remain in effect until amended or terminated.
Except as set forth above, none of our directors or executive officers adopted or terminated a contract, instruction or written plan for the purchase or sale of our securities during the three months ended June 30, 2023.

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

3.12	Amended and Restated Bylaws of Two Harbors Investment Corp. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 23, 2020).
31.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
31.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)
32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

Exhibit Number	Exhibit Description
101	Financial statements from the Quarterly Report on Form 10-Q of Two Harbors Investment Corp. for the three months ended June 30, 2023, filed with the SEC on August 1, 2023, formatted in Inline XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements. (filed herewith)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101). (filed herewith)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TWO HARBORS INVESTMENT CORP.
Dated:	August 1, 2023	By:	/s/ William Greenberg
William Greenberg President and Chief Executive Officer (Principal Executive Officer)
Dated:	August 1, 2023	By:	/s/ Mary Riskey
Mary Riskey Chief Financial Officer (Principal Financial and Accounting Officer)