Form 10-Q
period 2023-09-30
TWO HARBORS INVESTMENT CORP.
filed 2023-10-31
CIK 1465740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of October 26, 2023, there were 96,187,872 shares of outstanding common stock, par value $0.01 per share, issued and outstanding.

TWO HARBORS INVESTMENT CORP.

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2023	December 31, 2022
ASSETS	(unaudited)
Available-for-sale securities, at fair value (amortized cost $9,497,257 and $8,114,627, respectively; allowance for credit losses $4,556 and $6,958, respectively)	$8,830,726	$7,778,734
Mortgage servicing rights, at fair value	3,213,113	2,984,937
Cash and cash equivalents	644,184	683,479
Restricted cash	400,777	443,026
Accrued interest receivable	39,038	36,018
Due from counterparties	315,467	253,374
Derivative assets, at fair value	20,592	26,438
Reverse repurchase agreements	282,767	1,066,935
Other assets	170,065	193,219
Total Assets (1)	$13,916,729	$13,466,160
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Repurchase agreements	$9,113,270	$8,603,011
Revolving credit facilities	1,410,671	1,118,831
Term notes payable	295,025	398,011
Convertible senior notes	268,179	282,496
Derivative liabilities, at fair value	23,550	34,048
Due to counterparties	312,248	541,709
Dividends payable	55,675	64,504
Accrued interest payable	90,709	94,034
Commitments and contingencies (see Note 16)	—	—
Other liabilities	230,174	145,991
Total Liabilities (1)	11,799,501	11,282,635
Stockholders’ Equity:
Preferred stock, par value $0.01 per share; 100,000,000 shares authorized and 25,578,232 and 26,092,050 shares issued and outstanding, respectively ($639,456 and $652,301 liquidation preference, respectively)	618,579	630,999
Common stock, par value $0.01 per share; 175,000,000 shares authorized and 96,186,425 and 86,428,845 shares issued and outstanding, respectively	962	864
Additional paid-in capital	5,826,133	5,645,998
Accumulated other comprehensive loss	(660,008)	(278,711)
Cumulative earnings	1,782,654	1,453,371
Cumulative distributions to stockholders	(5,451,092)	(5,268,996)
Total Stockholders’ Equity	2,117,228	2,183,525
Total Liabilities and Stockholders’ Equity	$13,916,729	$13,466,160
____________________
(1)The condensed consolidated balance sheets include assets and liabilities of consolidated variable interest entities, or VIEs. At September 30, 2023 and December 31, 2022, assets of the VIEs totaled $462,004 and $497,921, and liabilities of the VIEs totaled $453,629 and $453,952, respectively. See Note 4 - Variable Interest Entities for additional information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)
(in thousands, except share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Interest income:
Available-for-sale securities	$107,827	$88,472	$309,060	$188,518
Other	15,781	5,916	48,903	7,719
Total interest income	123,608	94,388	357,963	196,237
Interest expense:
Repurchase agreements	129,298	57,868	350,599	85,480
Revolving credit facilities	32,526	15,178	87,866	29,960
Term notes payable	6,634	5,427	22,516	12,608
Convertible senior notes	4,636	4,877	14,164	14,720
Total interest expense	173,094	83,350	475,145	142,768
Net interest (expense) income	(49,486)	11,038	(117,182)	53,469
Other income:
(Loss) gain on investment securities	(471)	(6,426)	12,499	(256,487)
Servicing income	178,625	148,833	507,168	442,985
Gain (loss) on servicing asset	67,369	(6,720)	60,969	489,461
Gain on interest rate swap and swaption agreements	111,909	34,806	86,288	29,499
Gain (loss) on other derivative instruments	86,212	159,044	(22,398)	(43,991)
Other income (loss)	2,903	—	5,103	(117)
Total other income	446,547	329,537	649,629	661,350
Expenses:
Servicing expenses	29,903	21,152	83,459	68,847
Compensation and benefits	8,617	10,100	31,568	33,312
Other operating expenses	15,984	10,688	38,354	26,465
Total expenses	54,504	41,940	153,381	128,624
Income before income taxes	342,557	298,635	379,066	586,195
Provision for income taxes	36,365	21,023	52,237	95,733
Net income	306,192	277,612	326,829	490,462
Dividends on preferred stock	(12,115)	(13,747)	(36,595)	(41,242)
Gain on repurchase and retirement of preferred stock	—	—	2,454	—
Net income attributable to common stockholders	$294,077	$263,865	$292,688	$449,220
Basic earnings per weighted average common share	$3.04	$3.04	$3.06	$5.19
Diluted earnings per weighted average common share	$2.81	$2.78	$2.91	$4.80
Dividends declared per common share	$0.45	$0.68	$1.50	$2.04
Weighted average number of shares of common stock:
Basic	96,176,287	86,252,104	95,059,856	86,107,979
Diluted	105,628,130	96,132,100	104,849,018	96,120,844

The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (unaudited), continued
(in thousands, except share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Comprehensive loss:
Net income	$306,192	$277,612	$326,829	$490,462
Other comprehensive loss:
Unrealized loss on available-for-sale securities	(350,922)	(551,673)	(381,297)	(887,729)
Other comprehensive loss	(350,922)	(551,673)	(381,297)	(887,729)
Comprehensive loss	(44,730)	(274,061)	(54,468)	(397,267)
Dividends on preferred stock	(12,115)	(13,747)	(36,595)	(41,242)
Gain on repurchase and retirement of preferred stock	—	—	2,454	—
Comprehensive loss attributable to common stockholders	$(56,845)	$(287,808)	$(88,609)	$(438,509)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)
(in thousands)

	Preferred Stock	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Earnings	Cumulative Distributions to Stockholders	Total Stockholders’ Equity
Balance, December 31, 2021	$702,550	$860	$5,627,758	$186,346	$1,212,983	$(4,986,544)	$2,743,953
Net income	—	—	—	—	285,270	—	285,270
Other comprehensive loss before reclassifications	—	—	—	(323,490)	—	—	(323,490)
Amounts reclassified from accumulated other comprehensive income	—	—	—	(8,355)	—	—	(8,355)
Other comprehensive loss	—	—	—	(331,845)	—	—	(331,845)
Issuance of common stock, net of offering costs	—	—	323	—	—	—	323
Preferred dividends declared	—	—	—	—	—	(13,747)	(13,747)
Common dividends declared	—	—	—	—	—	(58,811)	(58,811)
Non-cash equity award compensation	—	—	4,161	—	—	—	4,161
Balance, March 31, 2022	702,550	860	5,632,242	(145,499)	1,498,253	(5,059,102)	2,629,304
Net loss	—	—	—	—	(72,420)	—	(72,420)
Other comprehensive loss before reclassifications	—	—	—	(141,843)	—	—	(141,843)
Amounts reclassified from accumulated other comprehensive income	—	—	—	137,632	—	—	137,632
Other comprehensive loss	—	—	—	(4,211)	—	—	(4,211)
Issuance of common stock, net of offering costs	—	—	82	—	—	—	82
Preferred dividends declared	—	—	—	—	—	(13,748)	(13,748)
Common dividends declared	—	—	—	—	—	(58,844)	(58,844)
Non-cash equity award compensation	—	1	3,460	—	—	—	3,461
Balance, June 30, 2022	702,550	861	5,635,784	(149,710)	1,425,833	(5,131,694)	2,483,624
Net income	—	—	—	—	277,612	—	277,612
Other comprehensive loss before reclassifications	—	—	—	(534,923)	—	—	(534,923)
Amounts reclassified from accumulated other comprehensive income	—	—	—	(16,750)	—	—	(16,750)
Other comprehensive loss	—	—	—	(551,673)	—	—	(551,673)
Issuance of common stock, net of offering costs	—	3	5,354	—	—	—	5,357
Preferred dividends declared	—	—	—	—	—	(13,747)	(13,747)
Common dividends declared	—	—	—	—	—	(59,051)	(59,051)
Non-cash equity award compensation	—	—	2,355	—	—	—	2,355
Balance, September 30, 2022	$702,550	$864	$5,643,493	$(701,383)	$1,703,445	$(5,204,492)	$2,144,477

The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited), continued
(in thousands)

	Preferred Stock	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Earnings	Cumulative Distributions to Stockholders	Total Stockholders’ Equity
Balance, December 31, 2022	$630,999	$864	$5,645,998	$(278,711)	$1,453,371	$(5,268,996)	$2,183,525
Net loss	—	—	—	—	(176,808)	—	(176,808)
Other comprehensive income before reclassifications	—	—	—	62,709	—	—	62,709
Amounts reclassified from accumulated other comprehensive income	—	—	—	63,222	—	—	63,222
Other comprehensive income	—	—	—	125,931	—	—	125,931
Issuance of common stock, net of offering costs	—	102	177,627	—	—	—	177,729
Preferred dividends declared	—	—	—	—	—	(12,365)	(12,365)
Common dividends declared	—	—	—	—	—	(58,381)	(58,381)
Non-cash equity award compensation	—	1	6,051	—	—	—	6,052
Balance, March 31, 2023	630,999	967	5,829,676	(152,780)	1,276,563	(5,339,742)	2,245,683
Net income	—	—	—	—	197,445	—	197,445
Other comprehensive loss before reclassifications	—	—	—	(156,306)	—	—	(156,306)
Amounts reclassified from accumulated other comprehensive income	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	(156,306)	—	—	(156,306)
Repurchase and retirement of preferred stock	(12,420)	—	—	—	2,454	—	(9,966)
Issuance of common stock, net of offering costs	—	—	149	—	—	—	149
Repurchase of common stock	—	(6)	(7,050)	—	—	—	(7,056)
Preferred dividends declared	—	—	—	—	—	(12,115)	(12,115)
Common dividends declared	—	—	—	—	—	(43,560)	(43,560)
Non-cash equity award compensation	—	1	1,734	—	—	—	1,735
Balance, June 30, 2023	618,579	962	5,824,509	(309,086)	1,476,462	(5,395,417)	2,216,009
Net income	—	—	—	—	306,192	—	306,192
Other comprehensive loss before reclassifications	—	—	—	(350,922)	—	—	(350,922)
Amounts reclassified from accumulated other comprehensive income	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	(350,922)	—	—	(350,922)
Issuance of common stock, net of offering costs	—	—	48	—	—	—	48
Preferred dividends declared	—	—	—	—	—	(12,115)	(12,115)
Common dividends declared	—	—	—	—	—	(43,560)	(43,560)
Non-cash equity award compensation	—	—	1,576	—	—	—	1,576
Balance, September 30, 2023	$618,579	$962	$5,826,133	$(660,008)	$1,782,654	$(5,451,092)	$2,117,228

The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2023	2022
Cash Flows From Operating Activities:
Net income	$326,829	$490,462
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums and discounts on investment securities, net	21,686	70,254
Amortization of deferred debt issuance costs on term notes payable and convertible senior notes	1,940	1,964
(Reversal of) provision for credit losses on investment securities	(217)	3,048
Realized and unrealized (gains) losses on investment securities	(12,282)	253,439
Gain on servicing asset	(60,969)	(489,461)
Realized and unrealized gain on interest rate swaps and swaptions	(72,374)	(34,328)
Unrealized gains on other derivative instruments	(49,296)	(52,105)
Gain on repurchase of outstanding borrowings	(5,104)	—
Equity based compensation	9,363	9,977
Net change in assets and liabilities:
Increase in accrued interest receivable	(3,020)	(11,435)
Decrease in deferred income taxes, net	46,740	95,647
(Decrease) increase in accrued interest payable	(3,325)	30,210
Change in other operating assets and liabilities, net	33,799	19,749
Net cash provided by operating activities	233,770	387,421
Cash Flows From Investing Activities:
Purchases of available-for-sale securities	(3,644,567)	(9,486,779)
Proceeds from sales of available-for-sale securities	1,694,891	5,022,894
Principal payments on available-for-sale securities	507,200	937,275
Purchases of mortgage servicing rights, net of purchase price adjustments	(301,594)	(599,314)
Proceeds from sales of mortgage servicing rights	134,387	258,563
(Purchases) short sales of derivative instruments, net	(3,925)	(71,133)
Proceeds from sales and settlement (payments for termination and settlement) of derivative instruments, net	120,943	273,015
Payments for reverse repurchase agreements	(1,822,726)	(1,967,693)
Proceeds from reverse repurchase agreements	2,606,894	1,895,169
Acquisition of RoundPoint Mortgage Servicing LLC, net of cash acquired	26,798	—
(Decrease) increase in due to counterparties, net	(291,554)	104,525
Net cash used in investing activities	$(973,253)	$(3,633,478)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited), continued
(in thousands)

	Nine Months Ended
	September 30,
	2023	2022
Cash Flows From Financing Activities:
Proceeds from repurchase agreements	$30,770,899	$29,238,122
Principal payments on repurchase agreements	(30,260,640)	(26,860,549)
Proceeds from revolving credit facilities	349,000	720,000
Principal payments on revolving credit facilities	(57,160)	(9,600)
Repurchase of term notes payable	(100,970)	—
Repurchase/repayment of convertible senior notes	(13,169)	(143,774)
Repurchase and retirement of preferred stock	(9,966)	—
Proceeds from issuance of common stock, net of offering costs	177,926	5,762
Repurchase of common stock	(7,056)	—
Dividends paid on preferred stock	(36,845)	(41,242)
Dividends paid on common stock	(154,080)	(176,316)
Net cash provided by financing activities	657,939	2,732,403
Net decrease in cash, cash equivalents and restricted cash	(81,544)	(513,654)
Cash, cash equivalents and restricted cash at beginning of period	1,126,505	2,088,670
Cash, cash equivalents and restricted cash at end of period	$1,044,961	$1,575,016
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$455,678	$92,473
Cash paid (received) for taxes, net	$5,830	$(468)
Noncash Activities:
Dividends declared but not paid at end of period	$55,675	$72,802

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
On August 2, 2022, Matrix Financial Services Corporation, or Matrix, a wholly owned subsidiary of the Company, entered into a definitive stock purchase agreement to acquire RoundPoint Mortgage Servicing LLC (formerly RoundPoint Mortgage Servicing Corporation), or RoundPoint, from Freedom Mortgage Corporation, or Freedom. In connection with the acquisition, Matrix agreed to pay a purchase price upon closing in an amount equal to the tangible net book value of RoundPoint, plus a premium amount of $10.5 million, subject to certain additional post-closing adjustments. In connection with the transaction, RoundPoint divested its retail origination business as well as its RPX servicing exchange platform. Matrix also agreed to engage RoundPoint as a subservicer prior to the closing date and began transferring loans to RoundPoint in the fourth quarter of 2022. Management believes this acquisition will add value for stakeholders of the Company through cost savings achieved by bringing the servicing of its MSR portfolio in-house, greater control over the Company’s MSR portfolio and the associated cash flows, and the ability to participate more fully in the mortgage finance space as opportunities arise.
Effective September 30, 2023, the parties had satisfied customary closing conditions and received the required regulatory and GSE approvals to close the transaction. Upon closing, all servicing and origination licenses and operational capabilities remained with RoundPoint, and RoundPoint became a wholly owned subsidiary of Matrix. The provisional purchase price recognized was $44.7 million, with $23.6 million paid upon closing and $21.1 million recognized as a payable to Freedom within the other liabilities line item on the Company’s condensed consolidated balance sheets.
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
The condensed consolidated financial statements of the Company include the accounts of all subsidiaries; inter-company accounts and transactions have been eliminated. All trust entities in which the Company holds investments that are considered variable interest entities, or VIEs, for financial reporting purposes were reviewed for consolidation under the applicable consolidation guidance. Whenever the Company has both the power to direct the activities of a trust that most significantly impact the entities’ performance, and the obligation to absorb losses or the right to receive benefits of the entities that could be significant, the Company consolidates the trust. Certain prior period amounts have been reclassified to conform to the current period presentation. All per share amounts, common shares outstanding and common equity-based awards for all prior periods reflect the Company’s one-for-four reverse stock split effected on November 1, 2022 at 5:01 p.m. Eastern Time (refer to Note 17 - Stockholders’ Equity for additional information). The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial condition of the Company at September 30, 2023 and results of operations for all periods presented have been made. The results of operations for the three and nine months ended September 30, 2023 should not be construed as indicative of the results to be expected for future periods or the full year.

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
Significant Accounting Policies
Included in Note 2 to the Consolidated Financial Statements of the Company’s 2022 Annual Report on Form 10-K is a summary of the Company’s significant accounting policies. Provided below is a summary of additional accounting policies that are significant to the Company’s financial condition and results of operations for the nine months ended September 30, 2023.
Business Combinations
Under Accounting Standards Codification (ASC) 805, Business Combinations, or ASC 805, an acquisition is considered a business combination when the assets acquired and liabilities assumed constitute a business. The acquisition method prescribed in ASC 805 requires, among other things, that the assets acquired and liabilities assumed be recognized at fair value as of the acquisition date. In a business combination, the initial allocation of the purchase price is considered preliminary and therefore subject to change until the end of the measurement period (up to one year from the acquisition date). Goodwill is calculated as the excess of the consideration transferred over the net assets acquired that meet the criteria for separate recognition and represents the estimated future economic benefits arising from these and other assets acquired that could not be individually identified or do not qualify for recognition as a separate asset. Goodwill is included within the other assets line item on the Company’s condensed consolidated balance sheets. Acquisition-related costs are expensed as incurred. The results of operations of acquired businesses are included from the date of acquisition.
Goodwill and Intangible Assets
On an annual basis, the Company qualitatively assesses its goodwill assigned to each of its reporting units during the fourth quarter of each year. This qualitative assessment evaluates various events and circumstances, such as macro-economic conditions, industry and market conditions, cost factors, relevant events and financial trends, that may impact a reporting unit’s fair value. Using this qualitative assessment, the Company determines whether it is more-likely-than-not that the reporting unit’s fair value exceeds its carrying value. If it is determined that it is not more-likely-than-not that the reporting unit’s fair value exceeds the carrying value, or upon consideration of other factors, including recent acquisition, restructuring or divestiture activity, the Company performs a quantitative, “step one” goodwill impairment analysis. In addition, the Company may test goodwill in between annual test dates if an event occurs or circumstances change that could more-likely-than-not reduce the fair value of a reporting unit below its carrying value. The Company did not recognize any goodwill impairment during the three and nine months ended September 30, 2023.
As a result of the RoundPoint acquisition, the Company identified intangible assets in the form of state licenses, GSE approvals and trade names. Intangible assets are included within the other assets line item on the Company’s condensed consolidated balance sheets. The Company recorded the intangible assets at fair value at the acquisition date and amortizes the value of finite-lived intangibles into expense over the expected useful life. Amortization of acquired intangible assets is included within the other operating expenses line item in the Company’s condensed consolidated statements of comprehensive loss. If impairment events occur, they could accelerate the timing of acquired intangible asset charges. Licenses and approvals acquired are deemed to have an indefinite useful life and are evaluated for impairment annually during the fourth quarter and in interim periods if indicators of impairment exist. The Company did not recognize any impairment on its intangible assets during the three and nine months ended September 30, 2023.

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
In March 2020, the FASB issued Accounting Standards Update (ASU) No. 2020-04, which provides temporary optional expedients and exceptions on accounting for contract modifications and hedging relationships for the purpose of the replacement of LIBOR with another reference rate. The guidance also provides a one-time election to sell held-to-maturity debt securities or to transfer such securities to the available-for-sale or trading category. The Company’s material contracts that are or were indexed to USD-LIBOR have been amended to transition to an alternative benchmark, where necessary. Any other unmodified agreements that incorporate LIBOR as the referenced rate either (i) already had provisions in place that provide for an alternative to LIBOR upon its phase-out or that are governed by the Adjustable Interest Rate (LIBOR) Act, or the LIBOR Act, (ii) matured or (iii) were terminated prior to June 30, 2023. The ASU was effective immediately for all entities and expires after December 31, 2024. The Company’s adoption of this ASU did not have an impact on the Company’s financial condition, results of operations or financial statement disclosures.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
Note 3. Acquisition of RoundPoint Mortgage Servicing LLC
Effective September 30, 2023, the Company acquired RoundPoint from Freedom after the completion of customary closing conditions and receiving the required regulatory and GSE approvals. The provisional purchase price recognized was $44.7 million, with $23.6 million paid upon closing and $21.1 million recognized as a payable to Freedom within the other liabilities line item on the Company’s condensed consolidated balance sheets. The Company has performed a provisional allocation of the total consideration of $44.7 million to RoundPoint’s assets and liabilities, as set forth below. The final amount and allocation of total consideration may differ from the amounts included herein to reflect new information, assets acquired and liabilities assumed and the fair value of intangible assets that existed as of the acquisition date. The estimate of fair value of assets and liabilities required the use of significant assumptions and estimates. Significant estimates included, but were not limited to, future expected cash flows, including projected revenues and expenses, and discount rates. These estimates were based on assumptions that management believes to be reasonable as well as a third party-prepared valuation analysis; however, actual results may differ from these estimates. No measurement period adjustments were made during the three months ended September 30, 2023.

	September 30, 2023
(in thousands)	Acquisition Date Amounts Recognized	Subsequent Measurement Period Adjustments	Acquisition Date Amounts Recognized, as adjusted
Total Consideration	$44,732	$—	$44,732
Assets
Cash and cash equivalents	$50,366	$—	$50,366
Intangible assets	786	—	786
Other assets	29,148	—	29,148
Total Assets Acquired	$80,300	$—	$80,300
Liabilities
Accrued expenses	$4,483	$—	$4,483
Other liabilities	58,739	—	58,739
Total Liabilities Assumed	$63,222	$—	$63,222
Net Assets	$17,078	$—	$17,078
Goodwill	$27,654	$—	$27,654

As a result of the RoundPoint acquisition, the Company identified intangible assets in the form of mortgage servicing and origination state licenses, insurance state licenses, GSE servicing approvals and trade names. The Company recorded the intangible assets at fair value at the acquisition date and amortizes the value of finite-lived intangibles into expense over the expected useful life. Trade names, with a total acquisition date fair value of $0.2 million, will be amortized straight-line over a finite life of six months based on the Company’s determination of the time to change a trade name. The Company determined the licenses and approvals, with a total acquisition date fair value of $0.6 million, have indefinite useful lives and will be periodically evaluated for impairment given there are no legal, regulatory, contractual, competitive, or economic factors that would limit their useful lives.
The total goodwill of $27.7 million was calculated as the excess of the consideration transferred over the net assets acquired and primarily includes the existence of an assembled workforce, synergies and benefits expected to result from combining operations with RoundPoint and adding in-house servicing. The full amount of goodwill for tax purposes of $29.0 million is expected to be deductible. The Company will assess the goodwill annually during the fourth quarter and in interim periods whenever events or circumstances make it more likely than not that an impairment may have occurred.
Acquisition-related costs are expensed in the period incurred and included within the other operating expenses line item in the Company’s condensed consolidated statements of comprehensive loss. During the three and nine months ended September 30, 2023, the Company recognized $1.1 million and $1.2 million, respectively, of acquisition-related costs. During both the three and nine months ended September 30, 2022, the Company recognized $0.8 million of acquisition-related costs.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
As discussed above, the acquisition of RoundPoint closed effective September 30, 2023. Accordingly, RoundPoint’s consolidated balance sheet is included within the Company’s consolidated balance sheet as of September 30, 2023; however, RoundPoint’s results of operations are not included within the Company’s results of operations for the periods presented. Beginning October 1, 2023, RoundPoint’s results of operations will be consolidated with the Company’s in accordance with U.S. GAAP. The following table presents unaudited pro forma combined revenues and income before income taxes for the three and nine months ended September 30, 2023 prepared as if the RoundPoint acquisition had been consummated on January 1, 2022.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2023	2022	2023	2022
Revenue (1)	$585,641	$435,563	$1,044,039	$979,098
Income before income taxes	$339,009	$271,426	$357,636	$540,740
____________________
(1)The Company’s revenue is defined as the sum of the total interest income and total other income line items on the condensed consolidated statements of comprehensive loss.

The above unaudited supplemental pro forma financial information has not been adjusted for transactions that are now considered inter-company as a result of the acquisition, the conforming of accounting policies, nor the divestiture of RoundPoint’s retail origination business and RPX servicing exchange platform, as required by the stock purchase agreement. The unaudited supplemental pro forma financial information also does not include any anticipated synergies or other anticipated benefits of the RoundPoint acquisition and, accordingly, the unaudited supplemental pro forma financial information is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisition been consummated on January 1, 2022.

Note 4. Variable Interest Entities
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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
The following table presents a summary of the assets and liabilities of all consolidated trusts as reported on the condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022:

(in thousands)	September 30, 2023	December 31, 2022
Note receivable (1)	$398,985	$398,011
Restricted cash	19,795	31,691
Accrued interest receivable (1)	549	400
Other assets	42,675	67,819
Total Assets	$462,004	$497,921
Term notes payable	$398,985	$398,011
Revolving credit facilities	34,300	23,850
Accrued interest payable	804	560
Other liabilities	19,540	31,531
Total Liabilities	$453,629	$453,952
____________________
(1)Receivables due from a wholly owned subsidiary of the Company to the trusts are eliminated in consolidation in accordance with U.S. GAAP.

Additionally, as discussed in Note 1 - Organization and Operations, the Company entered into a definitive stock purchase agreement to acquire RoundPoint whereby the preliminary purchase price was subject to a post-closing adjustment based on RoundPoint’s aggregate “earnings” (as defined in the stock purchase agreement) from October 1, 2022 through the closing date, or the Interim Period, in addition to other post-closing adjustments. During the Interim Period, the manner in which the purchase price is calculated represented an implicit guarantee of the value of RoundPoint’s net book value, in which the Company held the variable interests. These terms also indicated that RoundPoint met the criteria to be considered a VIE that the Company must review for consolidation. As the Company had the obligation to absorb losses and the right to receive benefits of RoundPoint during the Interim Period that could be significant, but not the power to direct the activities of RoundPoint that most significantly impacted its performance, the Company was not the primary beneficiary and, thus, did not consolidate RoundPoint during the Interim Period. Effective September 30, 2023, the parties had satisfied customary closing conditions and received the required regulatory and GSE approvals to close the transaction. Upon closing, RoundPoint became a consolidated wholly owned subsidiary of the Company and was no longer considered a VIE.

Note 5. Available-for-Sale Securities, at Fair Value
The Company holds both Agency and non-Agency available-for sale, or AFS, investment securities which are carried at fair value on the condensed consolidated balance sheets. The following table presents the Company’s AFS investment securities by collateral type as of September 30, 2023 and December 31, 2022:

(in thousands)	September 30, 2023	December 31, 2022
Agency:
Federal National Mortgage Association	$5,267,666	$4,112,556
Federal Home Loan Mortgage Corporation	3,491,117	3,332,314
Government National Mortgage Association	64,082	208,706
Non-Agency	7,861	125,158
Total available-for-sale securities	$8,830,726	$7,778,734

At September 30, 2023 and December 31, 2022, the Company pledged AFS securities with a carrying value of $8.8 billion and $7.4 billion, respectively, as collateral for repurchase agreements. See Note 12 - Repurchase Agreements.
At September 30, 2023 and December 31, 2022, the Company did not have any securities purchased from and financed with the same counterparty that did not meet the conditions of ASC 860, Transfers and Servicing, to be considered linked transactions and, therefore, classified as derivatives.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
The Company is not required to consolidate VIEs for which it has concluded it does not have both the power to direct the activities of the VIEs that most significantly impact the entities’ performance, and the obligation to absorb losses or the right to receive benefits of the entities that could be significant. The Company’s investments in these unconsolidated VIEs include all non-Agency securities, which are classified within available-for-sale securities, at fair value on the condensed consolidated balance sheets. As of September 30, 2023 and December 31, 2022, the carrying value, which also represents the maximum exposure to loss, of all non-Agency securities in unconsolidated VIEs was $7.9 million and $125.2 million, respectively.
The following tables present the amortized cost and carrying value of AFS securities by collateral type as of September 30, 2023 and December 31, 2022:

	September 30, 2023
(in thousands)	Principal/ Current Face	Un-amortized Premium	Accretable Purchase Discount	Amortized Cost	Allowance for Credit Losses	Unrealized Gain	Unrealized Loss	Carrying Value
Agency:
Principal and interest	$9,385,554	$177,512	$(135,039)	$9,428,027	$—	$2	$(656,964)	$8,771,065
Interest-only	906,996	60,945	—	60,945	(4,255)	703	(5,593)	51,800
Total Agency	10,292,550	238,457	(135,039)	9,488,972	(4,255)	705	(662,557)	8,822,865
Non-Agency	1,066,670	7,634	(20)	8,285	(301)	640	(763)	7,861
Total	$11,359,220	$246,091	$(135,059)	$9,497,257	$(4,556)	$1,345	$(663,320)	$8,830,726

	December 31, 2022
(in thousands)	Principal/ Current Face	Un-amortized Premium	Accretable Purchase Discount	Amortized Cost	Allowance for Credit Losses	Unrealized Gain	Unrealized Loss	Carrying Value
Agency:
Principal and interest	$7,781,277	$189,246	$(33,413)	$7,937,110	$—	$6,310	$(325,960)	$7,617,460
Interest-only	963,866	45,882	—	45,882	(6,785)	1,890	(4,871)	36,116
Total Agency	8,745,143	235,128	(33,413)	7,982,992	(6,785)	8,200	(330,831)	7,653,576
Non-Agency	1,263,789	8,511	(225)	131,635	(173)	545	(6,849)	125,158
Total	$10,008,932	$243,639	$(33,638)	$8,114,627	$(6,958)	$8,745	$(337,680)	$7,778,734

The following table presents the Company’s AFS securities according to their estimated weighted average life classifications as of September 30, 2023:

	September 30, 2023
(in thousands)	Agency	Non-Agency	Total
< 1 year	$437	$—	$437
≥ 1 and < 3 years	18,819	—	18,819
≥ 3 and < 5 years	38,208	1,271	39,479
≥ 5 and < 10 years	6,990,936	3,702	6,994,638
≥ 10 years	1,774,465	2,888	1,777,353
Total	$8,822,865	$7,861	$8,830,726

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
Measurement of Allowances for Credit Losses on AFS Securities
The Company uses a discounted cash flow method to estimate and recognize an allowance for credit losses on both Agency and non-Agency AFS securities that are not accounted for under the fair value option. The following tables present the changes for the three and nine months ended September 30, 2023 and 2022 in the allowance for credit losses on Agency and non-Agency AFS securities:

	Three Months Ended			Nine Months Ended
	September 30, 2023			September 30, 2023
(in thousands)	Agency	Non-Agency	Total	Agency	Non-Agency	Total
Allowance for credit losses at beginning of period	$(5,087)	$(273)	$(5,360)	$(6,785)	$(173)	$(6,958)
Additions on securities for which credit losses were not previously recorded	(36)	(3)	(39)	(45)	(361)	(406)
(Increase) decrease on securities with previously recorded credit losses	162	(25)	137	600	23	623
Write-offs	706	—	706	1,975	210	2,185
Allowance for credit losses at end of period	$(4,255)	$(301)	$(4,556)	$(4,255)	$(301)	$(4,556)

	Three Months Ended			Nine Months Ended
	September 30, 2022			September 30, 2022
(in thousands)	Agency	Non-Agency	Total	Agency	Non-Agency	Total
Allowance for credit losses at beginning of period	$(9,403)	$(260)	$(9,663)	$(12,851)	$(1,387)	$(14,238)
Additions on securities for which credit losses were not previously recorded	(427)	(178)	(605)	(462)	(437)	(899)
(Increase) decrease on securities with previously recorded credit losses	(1,020)	228	(792)	(3,763)	1,614	(2,149)
Write-offs	2,525	—	2,525	8,751	—	8,751
Allowance for credit losses at end of period	$(8,325)	$(210)	$(8,535)	$(8,325)	$(210)	$(8,535)

The following tables present the components comprising the carrying value of AFS securities for which an allowance for credit losses has not been recorded by length of time that the securities had an unrealized loss position as of September 30, 2023 and December 31, 2022. At September 30, 2023 and December 31, 2022, the Company held 659 and 704 AFS securities, respectively; of the securities for which an allowance for credit losses has not been recorded, 553 and 553 were in an unrealized loss position for less than twelve consecutive months. At both September 30, 2023 and December 31, 2022, none of the Company’s AFS securities were in an unrealized loss position for more than twelve months without an allowance for credit losses recorded.

	September 30, 2023
	Unrealized Loss Position for
	Less than 12 Months		12 Months or More		Total
(in thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Agency	$8,807,184	$(659,820)	$—	$—	$8,807,184	$(659,820)
Non-Agency	341	(21)	—	—	341	(21)
Total	$8,807,525	$(659,841)	$—	$—	$8,807,525	$(659,841)

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

Gross Realized Gains and Losses
Gains and losses from the sale of AFS securities are recorded as realized gains (losses) within (loss) gain on investment securities in the Company’s condensed consolidated statements of comprehensive loss. The following table presents details around sales of AFS securities during the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2023	2022	2023	2022
Proceeds from sales of available-for-sale securities	$119,095	$683,746	$1,694,891	$5,022,894
Amortized cost of available-for-sale securities sold	(118,999)	(664,781)	(1,730,866)	(5,246,865)
Total realized gains (losses) on sales, net	$96	$18,965	$(35,975)	$(223,971)

Gross realized gains	$1,348	$18,995	$15,418	$40,574
Gross realized losses	(1,252)	(30)	(51,393)	(264,545)
Total realized gains (losses) on sales, net	$96	$18,965	$(35,975)	$(223,971)

Note 6. Servicing Activities
Mortgage Servicing Rights, at Fair Value
One of the Company’s wholly owned subsidiaries, Matrix, has approvals from Fannie Mae and Freddie Mac to own and manage MSR, which represent the right to control the servicing of residential mortgage loans. Matrix acquires MSR from third-party originators through flow and bulk purchases but does not directly service mortgage loans; instead, it contracts with appropriately licensed subservicers to handle substantially all servicing functions in the name of the subservicer for the mortgage loans underlying the Company’s MSR. On October 1, 2023, the Company, through its newly acquired subsidiary RoundPoint, began directly servicing a portion of the mortgage loans underlying the Company’s MSR portfolio as well as servicing mortgage loans underlying MSR owned by third parties. RoundPoint has approvals from Fannie Mae and Freddie Mac to service residential mortgage loans.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
The following table summarizes activity related to MSR for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2023	2022	2023	2022
Balance at beginning of period	$3,273,956	$3,226,191	$2,984,937	$2,191,578
Purchases of mortgage servicing rights	6,756	56,391	305,729	601,141
Sales of mortgage servicing rights (1)	(112,351)	(259,059)	(115,044)	(259,059)
Changes in fair value due to:
Changes in valuation inputs or assumptions used in the valuation model (2)	111,186	75,887	213,803	800,072
Other changes in fair value (3)	(63,999)	(82,111)	(172,177)	(310,115)
Other changes (4)	(2,435)	4,491	(4,135)	(1,827)
Balance at end of period (5)	$3,213,113	$3,021,790	$3,213,113	$3,021,790
____________________
(1)During the three and nine months ended September 30, 2023, excess MSR was transferred to Agency-sponsored trusts in exchange for stripped mortgage backed securities, or SMBS. In each transaction, a portion of the SMBS was acquired by third parties and the Company acquired the remaining balance of those SMBS, which are included within Agency AFS securities unless sold prior to September 30, 2023.
(2)Includes the impact of acquiring MSR at a cost different from fair value.
(3)Primarily represents changes due to the realization of cash flows.
(4)Includes purchase price adjustments, contractual prepayment protection, and changes due to the Company’s purchase of the underlying collateral.
(5)Based on the principal balance of the loans underlying the MSR reported by servicers on a month lag, adjusted for current month purchases.

At September 30, 2023 and December 31, 2022, the Company pledged MSR with a carrying value of $3.2 billion and $3.0 billion, respectively, as collateral for repurchase agreements, revolving credit facilities and term notes payable. See Note 12 - Repurchase Agreements, Note 13 - Revolving Credit Facilities and Note 14 - Term Notes Payable.
As of September 30, 2023 and December 31, 2022, the key economic assumptions and sensitivity of the fair value of MSR to immediate 10% and 20% adverse changes in these assumptions were as follows:

(dollars in thousands, except per loan data)	September 30, 2023	December 31, 2022
Weighted average prepayment speed:	5.7%	6.9%
Impact on fair value of 10% adverse change	$(67,700)	$(50,192)
Impact on fair value of 20% adverse change	$(135,577)	$(100,995)
Weighted average delinquency:	1.0%	0.9%
Impact on fair value of 10% adverse change	$(4,547)	$(3,880)
Impact on fair value of 20% adverse change	$(10,732)	$(7,777)
Weighted average option-adjusted spread:	5.3%	5.3%
Impact on fair value of 10% adverse change	$(56,920)	$(44,431)
Impact on fair value of 20% adverse change	$(115,897)	$(87,354)
Weighted average per loan annual cost to service:	$68.05	$67.92
Impact on fair value of 10% adverse change	$(22,974)	$(20,148)
Impact on fair value of 20% adverse change	$(44,984)	$(39,401)

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
Mortgage Servicing Income
The following table presents the components of servicing income recorded on the Company’s condensed consolidated statements of comprehensive loss for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2023	2022	2023	2022
Servicing fee income	$141,816	$138,140	$415,423	$426,974
Ancillary and other fee income	476	483	2,236	1,514
Float income	36,333	10,210	89,509	14,497
Total	$178,625	$148,833	$507,168	$442,985

Mortgage Servicing Advances
As the servicer of record for the MSR assets, the Company may be required to advance principal and interest payments to security holders, and intermittent tax and insurance payments to local authorities and insurance companies on mortgage loans that are in forbearance, delinquency or default. The Company is responsible for funding these advances, potentially for an extended period of time, before receiving reimbursement from Fannie Mae and Freddie Mac. Servicing advances are priority cash flows in the event of a loan principal reduction or foreclosure and ultimate liquidation of the real estate-owned property, thus making their collection reasonably assured. These servicing advances totaled $72.4 million and $119.0 million and were included in other assets on the condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022, respectively. At September 30, 2023 and December 31, 2022, mortgage loans in 60+ day delinquent status (whether or not subject to forbearance) accounted for approximately 0.7% and 0.8%, respectively, of the aggregate principal balance of loans for which the Company had servicing advance funding obligations.
The Company has one revolving credit facility to finance its servicing advance obligations. At September 30, 2023 and December 31, 2022, the Company had pledged servicing advances with a carrying value of $42.7 million and $67.8 million, respectively, as collateral for this revolving credit facility. See Note 13 - Revolving Credit Facilities.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
Serviced Mortgage Assets
The Company’s total serviced mortgage assets consist of residential mortgage loans underlying its MSR assets, off-balance sheet residential mortgage loans owned by other entities for which the Company acts as servicing administrator and other assets. The following table presents the number of loans and unpaid principal balance of the mortgage assets for which the Company manages the servicing as of September 30, 2023 and December 31, 2022:

	September 30, 2023		December 31, 2022
(dollars in thousands)	Number of Loans	Unpaid Principal Balance	Number of Loans	Unpaid Principal Balance
Mortgage servicing rights	854,816	$218,662,270	809,025	$204,876,693
Residential mortgage loans	599	346,224	636	374,005
Other assets	6	280	4	269
Total serviced mortgage assets	855,421	$219,008,774	809,665	$205,250,967

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
The following table presents the Company’s restricted cash balances as of September 30, 2023 and December 31, 2022:

(in thousands)	September 30, 2023	December 31, 2022
Restricted cash balances held by trading counterparties:
For securities trading activity	$450	$2,202
For derivatives trading activity	32,501	79,220
For servicing activities	24,472	36,690
As restricted collateral for borrowings	343,292	324,854
Total restricted cash balances held by trading counterparties	400,715	442,966
Restricted cash balance pursuant to letter of credit on office lease	62	60
Total	$400,777	$443,026

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the Company’s condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022 that sum to the total of the same such amounts shown in the statements of cash flows:

(in thousands)	September 30, 2023	December 31, 2022
Cash and cash equivalents	$644,184	$683,479
Restricted cash	400,777	443,026
Total cash, cash equivalents and restricted cash	$1,044,961	$1,126,505

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
The following tables present the gross fair value and notional amounts of the Company’s derivative financial instruments treated as trading derivatives as of September 30, 2023 and December 31, 2022:

	September 30, 2023
	Derivative Assets		Derivative Liabilities
(in thousands)	Fair Value	Notional	Fair Value	Notional
Inverse interest-only securities	$9,967	$171,507	$—	$—
Interest rate swap agreements	—	8,545,965	—	—
Swaptions, net	171	(200,000)	—	—
TBAs	10,454	441,000	(23,550)	1,753,000
Futures, net	—	(7,870,450)	—	—
Total	$20,592	$1,088,022	$(23,550)	$1,753,000

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

	December 31, 2022
	Derivative Assets		Derivative Liabilities
(in thousands)	Fair Value	Notional	Fair Value	Notional
Inverse interest-only securities	$15,293	$196,456	$—	$—
Interest rate swap agreements	—	—	—	—
Swaptions, net	—	—	—	—
TBAs	11,145	(650,000)	(34,048)	4,476,000
Futures, net	—	(18,285,452)	—	—
Total	$26,438	$(18,738,996)	$(34,048)	$4,476,000

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
The following table summarizes the location and amount of gains and losses on derivative instruments reported in the condensed consolidated statements of comprehensive loss:

Derivative Instruments	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		Three Months Ended		Nine Months Ended
(in thousands)		September 30,		September 30,
		2023	2022	2023	2022
Interest rate risk management:
TBAs	Gain (loss) on other derivative instruments	$(90,662)	$(227,668)	$(184,909)	$(535,946)
Futures	Gain (loss) on other derivative instruments	179,697	392,044	166,533	509,451
Options on futures	Gain (loss) on other derivative instruments	(779)	—	(779)	(2,224)
Interest rate swaps - Payers	Gain on interest rate swap and swaption agreements	160,099	100,435	211,941	772,829
Interest rate swaps - Receivers	Gain on interest rate swap and swaption agreements	(47,937)	(75,055)	(125,596)	(756,744)
Swaptions	Gain on interest rate swap and swaption agreements	(253)	9,426	(57)	13,414
Non-risk management:
Inverse interest-only securities	Gain (loss) on other derivative instruments	(2,044)	(5,332)	(3,243)	(15,272)
Total		$198,121	$193,850	$63,890	$(14,492)

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
For the three and nine months ended September 30, 2023, the Company recognized income of $6.9 million and $13.9 million, respectively, for the accrual and/or settlement of the net interest expense associated with its interest rate swaps and caps. The income/expense results from receiving either a floating interest rate (OIS or SOFR) or a fixed interest rate and paying either a fixed interest rate or a floating interest rate (OIS or SOFR) on an average $8.9 billion and $6.9 billion notional, respectively. For the three and nine months ended September 30, 2022, the Company recognized expense of $0.2 million and $4.8 million respectively, for the accrual and/or settlement of the net interest expense associated with its interest rate swaps. The expense results from receiving either a floating interest rate (OIS or SOFR) or a fixed interest rate and paying either a fixed interest rate or a floating interest rate (OIS or SOFR) on an average $5.0 billion and $16.6 billion notional, respectively.
The following tables present information with respect to the volume of activity in the Company’s derivative instruments during the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30, 2023
(in thousands)	Beginning of Period Notional Amount	Additions	Settlement, Termination, Expiration or Exercise	End of Period Notional Amount	Average Notional Amount	Realized Gain (Loss), net (1)
Inverse interest-only securities	$179,542	$—	$(8,035)	$171,507	$175,850	$—
Interest rate swap agreements	8,977,714	1,307,773	(1,739,522)	8,545,965	8,869,676	(5,096)
Swaptions, net	(200,000)	(200,000)	200,000	(200,000)	(186,957)	(80)
TBAs, net	3,051,000	9,704,000	(10,561,000)	2,194,000	2,713,272	(88,858)
Futures, net	(6,624,550)	(7,617,280)	6,371,380	(7,870,450)	(7,003,084)	143,517
Options on futures, net	—	—	—	—	—	(779)
Total	$5,383,706	$3,194,493	$(5,737,177)	$2,841,022	$4,568,757	$48,704

	Three Months Ended September 30, 2022
(in thousands)	Beginning of Period Notional Amount	Additions	Settlement, Termination, Expiration or Exercise	End of Period Notional Amount	Average Notional Amount	Realized Gain (Loss), net (1)
Inverse interest-only securities	$217,851	$—	$(11,627)	$206,224	$212,507	$3,640
Interest rate swap agreements	14,850,336	4,953,139	(19,803,475)	—	5,047,637	(133,218)
Swaptions, net	(1,680,000)	—	1,680,000	—	(978,696)	(13,532)
TBAs, net	6,317,000	18,421,000	(20,584,000)	4,154,000	5,681,978	(134,107)
Futures, net	(16,727,160)	(29,472,140)	30,902,750	(15,296,550)	(15,069,468)	333,203
Options on futures, net	—	—	—	—	—	—
Total	$2,978,027	$(6,098,001)	$(7,816,352)	$(10,936,326)	$(5,106,042)	$55,986

	Nine Months Ended September 30, 2023
(in thousands)	Beginning of Period Notional Amount	Additions	Settlement, Termination, Expiration or Exercise	End of Period Notional Amount	Average Notional Amount	Realized Gain (Loss), net (1)
Inverse interest-only securities	$196,456	$—	$(24,949)	$171,507	$184,172	$—
Interest rate swap agreements	—	11,873,556	(3,327,591)	8,545,965	6,874,280	(23,676)
Swaptions, net	—	(400,000)	200,000	(200,000)	(148,718)	(80)
TBAs, net	3,826,000	35,490,000	(37,122,000)	2,194,000	3,394,330	(194,716)
Futures, net	(18,285,452)	(29,619,130)	40,034,132	(7,870,450)	(9,637,688)	123,547
Options on futures, net	—	—	—	—	—	(779)
Total	$(14,262,996)	$17,344,426	$(240,408)	$2,841,022	$666,376	$(95,704)

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

	Nine Months Ended September 30, 2022
(in thousands)	Beginning of Period Notional Amount	Additions	Settlement, Termination, Expiration or Exercise	End of Period Notional Amount	Average Notional Amount	Realized Gain (Loss), net (1)
Inverse interest-only securities	$247,101	$—	$(40,877)	$206,224	$225,928	$—
Interest rate swap agreements	20,387,300	22,398,148	(42,785,448)	—	16,611,270	29,543
Swaptions, net	(1,761,000)	(1,000,000)	2,761,000	—	(1,703,469)	13,654
TBAs, net	4,116,000	60,636,000	(60,598,000)	4,154,000	4,961,564	(428,765)
Futures, net	(5,829,600)	(51,838,300)	42,371,350	(15,296,550)	(12,919,205)	333,583
Options on futures, net	—	2,000	(2,000)	—	557	(2,224)
Total	$17,159,801	$30,197,848	$(58,293,975)	$(10,936,326)	$7,176,645	$(54,209)
____________________
(1)Excludes net interest paid or received in full settlement of the net interest spread liability.

Cash flow activity related to derivative instruments is reflected within the operating activities and investing activities sections of the condensed consolidated statements of cash flows. Realized gains and losses and derivative fair value adjustments are reflected within the realized and unrealized gain on interest rate swaps and swaptions and unrealized gains on other derivative instruments line items within the operating activities section of the condensed consolidated statements of cash flows. The remaining cash flow activity related to derivative instruments is reflected within the (purchases) short sales of derivative instruments, net; proceeds from sales and settlement (payments for termination and settlement) of derivative instruments, net; and (decrease) increase in due to counterparties, net line items within the investing activities section of the condensed consolidated statements of cash flows.
Interest Rate Sensitive Assets/Liabilities
The Company’s Agency RMBS portfolio is generally subject to change in value when interest rates or prepayment speeds decrease or increase, depending on the type of investment. Periods of rising interest rates with corresponding decreasing prepayment speeds generally result in a decline in the value of the Company’s fixed-rate Agency principal and interest (P&I) RMBS. The impact of this effect on the Company’s fixed-rate Agency P&I RMBS portfolio is partially mitigated by the presence of fixed-rate interest-only Agency RMBS, which generally increase in value when prepayment speeds decrease and MSR, which generally increase in value when prepayment speeds decrease and interest rates increase. As of September 30, 2023 and December 31, 2022, the Company had $46.0 million and $23.8 million, respectively, of interest-only securities, and $3.2 billion and $3.0 billion, respectively, of MSR. Interest-only securities are included in AFS securities, at fair value, in the condensed consolidated balance sheets.
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
The Company may hold both long and short notional TBA positions, which are disclosed on a gross basis according to the unrealized gain or loss position of each TBA contract regardless of long or short notional position. The following tables present the notional amount, cost basis, market value and carrying value (which approximates fair value) of the Company’s TBA positions as of September 30, 2023 and December 31, 2022:

	September 30, 2023
				Net Carrying Value (4)
(in thousands)	Notional Amount (1)	Cost Basis (2)	Market Value (3)	Derivative Assets	Derivative Liabilities
Purchase contracts	$2,553,000	$2,486,178	$2,464,472	$1,844	$(23,550)
Sale contracts	(359,000)	(338,638)	(330,028)	8,610	—
TBAs, net	$2,194,000	$2,147,540	$2,134,444	$10,454	$(23,550)

	December 31, 2022
				Net Carrying Value (4)
(in thousands)	Notional Amount (1)	Cost Basis (2)	Market Value (3)	Derivative Assets	Derivative Liabilities
Purchase contracts	$4,826,000	$4,802,009	$4,767,989	$28	$(34,048)
Sale contracts	(1,000,000)	(878,711)	(867,594)	11,117	—
TBAs, net	$3,826,000	$3,923,298	$3,900,395	$11,145	$(34,048)
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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
Futures. The Company may use a variety of types of futures independently, or in conjunction with other derivative and non-derivative instruments, in order to mitigate risks. The following table summarizes certain characteristics of the Company’s futures as of September 30, 2023 and December 31, 2022:

(dollars in thousands)	September 30, 2023			December 31, 2022
Type & Maturity	Notional Amount	Carrying Value	Weighted Average Days to Expiration	Notional Amount	Carrying Value	Weighted Average Days to Expiration
U.S. Treasury futures - 2 year	$—	$—	0	$(562,200)	$—	95
U.S. Treasury futures - 5 year	(2,868,000)	—	96	(3,855,500)	—	95
U.S. Treasury futures - 10 year	(2,074,700)	—	90	(2,397,200)	—	90
U.S. Treasury futures - 20 year	(335,000)	—	90	101,000	—	90
Federal Funds futures	—	—	0	(7,948,552)	—	92
SOFR/Eurodollar futures (1)
≤ 1 year	(1,842,750)	—	239	(2,957,000)	—	184
> 1 and ≤ 2 years	(750,000)	—	581	(666,000)	—	489
> 2 and ≤ 3 years	—	—	0	—	—	0
Total futures	$(7,870,450)	$—	174	$(18,285,452)	$—	122
___________________
(1)During the three months ended June 30, 2023, all of the Company’s outstanding Eurodollar futures contracts with maturities after June 30, 2023 were converted into three-month SOFR futures contracts with similar characteristics.

Interest Rate Swap Agreements. The Company may use interest rate swaps independently, or in conjunction with other derivative and non-derivative instruments, in order to mitigate risks. The Company did not hold any interest rate swaps as of December 31, 2022. As of September 30, 2023, the Company held the following interest rate swaps that were utilized as economic hedges of interest rate exposure (or duration) whereby the Company receives interest at a floating interest rate (OIS or SOFR):

(notional in thousands)
September 30, 2023
Swaps Maturities	Notional Amount (1)	Weighted Average Fixed Pay Rate (2)	Weighted Average Receive Rate	Weighted Average Maturity (Years)
2023	$—	—%	—%	0.00
2024	—	—%	—%	0.00
2025	2,647,671	4.730%	5.310%	1.46
2026	—	—%	—%	0.00
2027 and Thereafter	3,066,604	3.570%	5.310%	8.65
Total	$5,714,275	4.108%	5.310%	5.32

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
Additionally, as of September 30, 2023, the Company held the following interest rate swaps in order to mitigate mortgage interest rate exposure (or duration) risk whereby the Company pays interest at a floating interest rate (OIS or SOFR):

(notional in thousands)
September 30, 2023
Swaps Maturities	Notional Amount (1)	Weighted Average Pay Rate (2)	Weighted Average Fixed Receive Rate (2)	Weighted Average Maturity (Years) (2)
2023	$—	—%	—%	0.00
2024	—	—%	—%	0.00
2025	1,831,339	5.310%	3.899%	1.47
2026	—	—%	—%	0.00
2027 and Thereafter	1,000,351	5.310%	3.314%	7.15
Total	$2,831,690	5.310%	3.755%	8.62
____________________
(1)Notional amount includes $398.0 million in forward starting interest rate swaps as of September 30, 2023.
(2)Weighted averages exclude forward starting interest rate swaps. As of September 30, 2023, the weighted average fixed receive rate on forward starting interest rate swaps was 3.8%.

Interest Rate Swaptions. The Company may use interest rate swaptions (which provide the option to enter into interest rate swap agreements for a predetermined notional amount, stated term and pay and receive interest rates in the future) independently, or in conjunction with other derivative and non-derivative instruments, in order to mitigate risks. The Company did not hold any interest rate swaptions as of December 31, 2022. As of September 30, 2023, the Company had the following outstanding interest rate swaptions:

	September 30, 2023
(notional and dollars in thousands)	Option				Underlying Swap
Swaption	Expiration	Cost Basis	Fair Value	Average Months to Expiration	Notional Amount	Average Fixed Rate (1)	Average Term (Years)
Purchase contracts:
Payer	< 6 Months	$480	$550	5.40	$200,000	5.13%	1.0
Sale contracts:
Payer	< 6 Months	$(332)	$(379)	5.40	$(400,000)	5.61%	1.0
____________________
(1)As of September 30, 2023, all underlying swap floating rates were tied to SOFR.

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
Derivative financial instruments contain an element of credit risk if counterparties are unable to meet the terms of the agreements. Credit risk associated with derivative financial instruments is measured as the net replacement cost should the counterparties that owe the Company under such contracts completely fail to perform under the terms of these contracts, assuming there are no recoveries of underlying collateral, as measured by the market value of the derivative financial instruments. As of September 30, 2023, the fair value of derivative financial instruments as an asset and liability position was $20.6 million and $23.6 million, respectively.

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

Note 9. Reverse Repurchase Agreements
As of September 30, 2023 and December 31, 2022, the Company had $270.5 million and $189.5 million in amounts due to counterparties as collateral for reverse repurchase agreements that could be pledged, delivered or otherwise used, with a fair value of $282.8 million and $189.3 million, respectively. Additionally, as of December 31, 2022, the Company had entered into $877.6 million in reverse repurchase agreements in order to effectively borrow U.S. Treasury securities and pledge them as collateral for $888.3 million of repurchase agreements (see Note 12 - Repurchase Agreements for further detail). These reverse repurchase agreements had the same maturities as the corresponding repurchase agreements, which were all short term as of December 31, 2022. As of September 30, 2023, the Company had no reverse repurchase agreements in place to effectively borrow U.S. Treasury securities and pledge them as collateral for repurchase agreements.

Note 10. Offsetting Assets and Liabilities
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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
The following tables present information about the Company’s assets and liabilities that are subject to master netting arrangements or similar agreements and can potentially be offset on the Company’s condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022:

	September 30, 2023
				Gross Amounts Not Offset with Financial Assets (Liabilities) in the Balance Sheets (1)
(in thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Balance Sheets	Net Amounts of Assets (Liabilities) Presented in the Balance Sheets	Financial Instruments	Cash Collateral (Received) Pledged	Net Amount
Assets:
Derivative assets	$328,657	$(308,065)	$20,592	$(20,592)	$—	$—
Reverse repurchase agreements	282,767	—	282,767	—	(270,536)	12,231
Total Assets	$611,424	$(308,065)	$303,359	$(20,592)	$(270,536)	$12,231
Liabilities:
Repurchase agreements	$(9,113,270)	$—	$(9,113,270)	$9,113,270	$—	$—
Derivative liabilities	(331,615)	308,065	(23,550)	20,592	—	(2,958)
Total Liabilities	$(9,444,885)	$308,065	$(9,136,820)	$9,133,862	$—	$(2,958)

	December 31, 2022
				Gross Amounts Not Offset with Financial Assets (Liabilities) in the Balance Sheets (1)
(in thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Balance Sheets	Net Amounts of Assets (Liabilities) Presented in the Balance Sheets	Financial Instruments	Cash Collateral (Received) Pledged	Net Amount
Assets:
Derivative assets	$98,609	$(72,171)	$26,438	$(26,438)	$—	$—
Reverse repurchase agreements	1,066,935	—	1,066,935	(888,295)	(178,640)	—
Total Assets	$1,165,544	$(72,171)	$1,093,373	$(914,733)	$(178,640)	$—
Liabilities:
Repurchase agreements	$(8,603,011)	$—	$(8,603,011)	$8,603,011	$—	$—
Derivative liabilities	(106,219)	72,171	(34,048)	26,438	—	(7,610)
Total Liabilities	$(8,709,230)	$72,171	$(8,637,059)	$8,629,449	$—	$(7,610)
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
The Company classified 99.9% and 0.1% of its AFS securities as Level 2 and Level 3 fair value assets, respectively, at September 30, 2023.
Mortgage servicing rights. The Company holds a portfolio of MSR that are carried at fair value on the condensed consolidated balance sheets. The Company determines fair value of its MSR based on prices obtained from third-party pricing vendors. Although MSR transactions may be observable in the marketplace, the details of those transactions are not necessarily reflective of the value of the Company’s MSR portfolio. Third-party vendors use both observable market data and unobservable market data (including forecasted prepayment speeds; option-adjusted spread, or OAS; and cost to service) as inputs into models, which help to inform their best estimates of fair value market price. As a result, the Company classified 100% of its MSR as Level 3 fair value assets at September 30, 2023.
Derivative instruments. The Company may enter into a variety of derivative financial instruments as part of its hedging strategies. The Company principally executes over-the-counter, or OTC, derivative contracts, such as interest rate swaps and swaptions. The Company utilizes third-party brokers to value its financial derivative instruments. The Company classified 100% of its interest rate swaps and swaptions reported at fair value as Level 2 at September 30, 2023.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
The Company may also enter into certain other derivative financial instruments, such as inverse interest-only securities, TBAs, futures and options on futures. The Company utilizes third-party pricing vendors to value inverse interest-only securities, as these instruments are similar in form to the Company’s AFS securities. The Company classified 100% of its inverse interest-only securities at fair value as Level 2 at September 30, 2023. TBAs, futures and options on futures are considered to be active markets such that participants transact with sufficient frequency and volume to provide transparent pricing information for identical instruments. The Company utilizes third-party pricing vendors to value TBAs, futures and options on futures. The Company reported 100% of its TBAs and futures as Level 1 as of September 30, 2023. The Company did not hold any options on futures at September 30, 2023.
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

	Recurring Fair Value Measurements
	September 30, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	$—	$8,822,865	$7,861	$8,830,726
Mortgage servicing rights	—	—	3,213,113	3,213,113
Derivative assets	10,454	10,138	—	20,592
Total assets	$10,454	$8,833,003	$3,220,974	$12,064,431
Liabilities:
Derivative liabilities	$23,550	$—	$—	$23,550
Total liabilities	$23,550	$—	$—	$23,550

	Recurring Fair Value Measurements
	December 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	$—	$7,653,576	$125,158	$7,778,734
Mortgage servicing rights	—	—	2,984,937	2,984,937
Derivative assets	11,145	15,293	—	26,438
Total assets	$11,145	$7,668,869	$3,110,095	$10,790,109
Liabilities:
Derivative liabilities	$34,048	$—	$—	$34,048
Total liabilities	$34,048	$—	$—	$34,048

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
The Company may be required to measure certain assets or liabilities at fair value from time to time. These periodic fair value measures typically result from application of certain impairment measures under U.S. GAAP. These items would constitute nonrecurring fair value measures under ASC 820. As of September 30, 2023, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis in the periods presented.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
The following table presents the reconciliation for the Company’s Level 3 assets measured at fair value on a recurring basis:

	Three Months Ended				Nine Months Ended
	September 30, 2023				September 30, 2023
(in thousands)	Available-For-Sale Securities		Mortgage Servicing Rights		Available-For-Sale Securities		Mortgage Servicing Rights
Beginning of period level 3 fair value	$87,808		$3,273,956		$125,158		$2,984,937
Gains (losses) included in net income:
Realized	(221)		(43,817)		(1,249)		(152,834)
Unrealized	(169)	(1)	111,186	(2)	5,294	(1)	213,803	(2)
Reversal of provision for credit losses	(28)		—		(127)		—
Net gains (losses) included in net income	(418)		67,369		3,918		60,969
Other comprehensive income	113		—		886		—
Purchases	—		6,756		—		305,729
Sales	(79,642)		(132,533)		(122,101)		(134,387)
Settlements	—		(2,435)		—		(4,135)
Gross transfers into level 3	—		—		—		—
Gross transfers out of level 3	—		—		—		—
End of period level 3 fair value	$7,861		$3,213,113		$7,861		$3,213,113
Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$69	(3)	$134,663	(4)	$58	(3)	$235,431	(4)
Change in unrealized gains or losses for the period included in other comprehensive loss for assets held at the end of the reporting period	$114		$—		$886		$—
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

No transfers between Level 1, Level 2 or Level 3 were made during the nine months ended September 30, 2023. Transfers between Levels are deemed to take place on the first day of the reporting period in which the transfer has taken place.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
The Company also used multiple third-party pricing vendors in the fair value measurement of its Level 3 MSR. The tables below present information about the significant unobservable market data used by the third-party pricing vendors as inputs into models utilized to inform their best estimates of the fair value measurement of the Company’s MSR classified as Level 3 fair value assets at September 30, 2023 and December 31, 2022:

September 30, 2023
Valuation Technique	Unobservable Input	Range			Weighted Average (1)
Discounted cash flow	Constant prepayment speed	5.1%	-	6.3%	5.7%
	Option-adjusted spread	5.1%	-	8.6%	5.3%
	Per loan annual cost to service	$67.55	-	$80.91	$68.05

December 31, 2022
Valuation Technique	Unobservable Input	Range			Weighted Average (1)
Discounted cash flow	Constant prepayment speed	6.2%	-	7.6%	6.9%
	Option-adjusted spread	5.1%	-	8.5%	5.3%
	Per loan annual cost to service	$67.41	-	$80.96	$67.92
___________________
(1)Calculated by averaging the weighted average significant unobservable inputs used by the multiple third-party pricing vendors in the fair value measurement of MSR.

Certain assets are measured at fair value on a nonrecurring basis; that is, they are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances, such as when there is evidence of impairment. Upon the occurrence of certain events, the Company re-measures the fair value of long-lived assets, including property, plant and equipment, operating lease right of use assets, intangible assets and goodwill if an impairment or observable price adjustment is recognized in the current period.
Fair Value of Financial Instruments
In accordance with ASC 820, the Company is required to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized in the condensed consolidated balance sheets, for which fair value can be estimated.
The following describes the Company’s methods for estimating the fair value for financial instruments.
•AFS securities, MSR, and derivative assets and liabilities are recurring fair value measurements; carrying value equals fair value. See discussion of valuation methods and assumptions within the Fair Value Measurements section of this Note 11.
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
•The carrying value of repurchase agreements and revolving credit facilities that mature in less than one year generally approximates fair value due to the short maturities. As of September 30, 2023, the Company had outstanding borrowings of $1.1 billion under revolving credit facilities that are considered long-term. The Company’s long-term revolving credit facilities have floating rates based on an index plus a spread and the credit spread is typically consistent with those demanded in the market. Accordingly, the interest rates on these borrowings are at market and thus carrying value approximates fair value. The Company categorizes the fair value measurement of these liabilities as Level 2.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
•Convertible senior notes are carried at their unpaid principal balance, net of any unamortized deferred issuance costs. The Company estimates the fair value of its convertible senior notes using the market transaction price nearest to September 30, 2023. The Company categorizes the fair value measurement of these assets as Level 2.
The following table presents the carrying values and estimated fair values of assets and liabilities that are required to be recorded or disclosed at fair value at September 30, 2023 and December 31, 2022:

	September 30, 2023		December 31, 2022
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Available-for-sale securities	$8,830,726	$8,830,726	$7,778,734	$7,778,734
Mortgage servicing rights	$3,213,113	$3,213,113	$2,984,937	$2,984,937
Cash and cash equivalents	$644,184	$644,184	$683,479	$683,479
Restricted cash	$400,777	$400,777	$443,026	$443,026
Derivative assets	$20,592	$20,592	$26,438	$26,438
Reverse repurchase agreements	$282,767	$282,767	$1,066,935	$1,066,935
Other assets	$31,982	$31,982	$3,493	$3,493
Liabilities:
Repurchase agreements	$9,113,270	$9,113,270	$8,603,011	$8,603,011
Revolving credit facilities	$1,410,671	$1,410,671	$1,118,831	$1,118,831
Term notes payable	$295,025	$288,353	$398,011	$361,905
Convertible senior notes	$268,179	$250,883	$282,496	$246,727
Derivative liabilities	$23,550	$23,550	$34,048	$34,048

Note 12. Repurchase Agreements
As of September 30, 2023 and December 31, 2022, the Company had outstanding $9.1 billion and $8.6 billion, respectively, of repurchase agreements. Excluding the effect of the Company’s interest rate swaps, the repurchase agreements had a weighted average borrowing rate of 5.65% and 3.95% and weighted average remaining maturities of 98 and 59 days as of September 30, 2023 and December 31, 2022, respectively. The Company’s repurchase agreements that are or were indexed to USD-LIBOR have been amended to transition to an alternative benchmark, where necessary. Any other unmodified agreements that incorporate LIBOR as the referenced rate either (i) already had provisions in place that provide for an alternative to LIBOR upon its phase-out, (ii) matured or (iii) were terminated prior to June 30, 2023. See Note 2 - Basis of Presentation and Significant Accounting Policies for further discussion of the transition away from LIBOR.
At September 30, 2023 and December 31, 2022, the Company’s repurchase agreements had the following characteristics and remaining maturities:

	September 30, 2023
	Collateral Type
(in thousands)	Agency RMBS	Non-Agency Securities	Agency Derivatives	Mortgage Servicing Rights	U.S. Treasuries (1)	Total Amount Outstanding
Within 30 days	$1,648,688	$—	$10,848	$58,066	$—	$1,717,602
30 to 59 days	1,128,619	—	414	—	—	1,129,033
60 to 89 days	—	—	—	—	—	—
90 to 119 days	2,350,887	—	—	219,750	—	2,570,637
120 to 364 days	3,695,427	233	338	—	—	3,695,998
Total	$8,823,621	$233	$11,600	$277,816	$—	$9,113,270
Weighted average borrowing rate	5.56%	6.36%	5.81%	7.06%	—%	5.65%

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

The following table summarizes assets at carrying values that are pledged or restricted as collateral for the future payment obligations of the Company’s repurchase agreements:

(in thousands)	September 30, 2023	December 31, 2022
Available-for-sale securities, at fair value	$8,822,484	$7,426,953
Mortgage servicing rights, at fair value (1)	503,611	667,238
Restricted cash	343,092	77,429
Due from counterparties	34,942	22,055
Derivative assets, at fair value	9,631	14,738
U.S. Treasuries (2)	—	877,632
Total	$9,713,760	$9,086,045
____________________
(1)As of September 30, 2023 and December 31, 2022, MSR repurchase agreements of $219.8 million and $309.0 million, respectively, were secured by a VFN issued in connection with the Company’s securitization of MSR. Additionally, as of September 30, 2023, MSR repurchase agreements of $58.1 million were secured by a portion of the term notes issued in connection with the Company’s securitization of MSR and repurchased by the Company. The VFN and the term notes are both collateralized by the Company’s MSR.
(2)U.S. Treasury securities effectively borrowed under reverse repurchase agreements.

Although the transactions under repurchase agreements represent committed borrowings until maturity, the respective lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets would require the Company to provide additional collateral or fund margin calls.
As of both September 30, 2023 and December 31, 2022, the net carrying value of assets sold under agreements to repurchase, including accrued interest plus any cash or assets on deposit to secure the repurchase obligation, less the amount of the repurchase liability, including accrued interest, with any individual counterparty or group of related counterparties did not exceed 10% of total stockholders’ equity. The Company does not anticipate any defaults by its repurchase agreement counterparties. There can be no assurance, however, that any such default or defaults will not occur.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
Note 13. Revolving Credit Facilities
To finance MSR assets and related servicing advance obligations, the Company has entered into revolving credit facilities collateralized by the value of the MSR and/or servicing advances pledged. As of September 30, 2023 and December 31, 2022, the Company had outstanding short- and long-term borrowings under revolving credit facilities of $1.4 billion and $1.1 billion with a weighted average borrowing rate of 8.65% and 7.68% and weighted average remaining maturities of 1.3 and 1.1 years, respectively. The Company’s revolving credit facilities that are or were indexed to USD-LIBOR have been amended to transition to an alternative benchmark, where necessary. Any other unmodified agreements that incorporate LIBOR as the referenced rate either (i) already had provisions in place that provide for an alternative to LIBOR upon its phase-out, (ii) matured or (iii) were terminated prior to June 30, 2023. See Note 2 - Basis of Presentation and Significant Accounting Policies for further discussion of the transition away from LIBOR.
At September 30, 2023 and December 31, 2022, borrowings under revolving credit facilities had the following remaining maturities:

(in thousands)	September 30, 2023	December 31, 2022
Within 30 days	$—	$—
30 to 59 days	—	—
60 to 89 days	—	—
90 to 119 days	—	—
120 to 364 days	357,300	200,000
One year and over	1,053,371	918,831
Total	$1,410,671	$1,118,831

Although the transactions under revolving credit facilities represent committed borrowings from the time of funding until maturity, the respective lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets below a designated threshold would require the Company to provide additional collateral or pay down the facility. As of September 30, 2023 and December 31, 2022, MSR with a carrying value of $2.3 billion and $1.8 billion, respectively, was pledged as collateral for the Company’s future payment obligations under its MSR revolving credit facilities. As of September 30, 2023 and December 31, 2022, servicing advances with a carrying value of $42.7 million and $67.8 million, respectively, were pledged as collateral for the Company’s future payment obligations under its servicing advance revolving credit facility. The Company does not anticipate any defaults by its revolving credit facility counterparties, although there can be no assurance that any such default or defaults will not occur.

Note 14. Term Notes Payable
The debt issued in connection with the Company’s on-balance sheet MSR securitization is classified as term notes payable and carried at outstanding principal balance, which was $295.8 million as of September 30, 2023 and $400.0 million as of December 31, 2022, respectively, net of any unamortized deferred debt issuance costs, on the Company’s condensed consolidated balance sheets. During both the three and nine months ended September 30, 2023, the Company repurchased $104.2 million principal amount of its MSR term notes in open market transactions for an aggregate cost of $101.0 million, resulting in a gain, net of unamortized deferred issuance costs, of $2.9 million recorded within the other income (loss) line item on the condensed consolidated statements of comprehensive loss. No notes were repurchased during the three and nine months ended September 30, 2022. As of September 30, 2023 and December 31, 2022, the outstanding amount due on term notes payable was $295.0 million and $398.0 million, net of deferred debt issuance costs, with a weighted average interest rate of 8.23% and 7.19% and weighted average remaining maturities of 0.7 years and 1.5 years. The Company’s term notes previously incorporated LIBOR as the referenced rate, which was replaced with Term SOFR, plus a spread adjustment, during the three months ended June 30, 2023. See Note 2 - Basis of Presentation and Significant Accounting Policies for further discussion of the transition away from LIBOR.
At September 30, 2023 and December 31, 2022, the Company pledged MSR with a carrying value of $398.4 million and $500.0 million and weighted average underlying loan coupon of 3.28% and 3.33%, respectively, as collateral for term notes payable. Additionally, as of September 30, 2023 and December 31, 2022, $0.2 million and $0.2 million of cash was held in restricted accounts as collateral for the future payment obligations of outstanding term notes payable, respectively.

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
The 2026 notes are unsecured, pay interest semiannually at a rate of 6.25% per annum and are convertible at the option of the holder into shares of the Company’s common stock. As of September 30, 2023 and December 31, 2022, the 2026 notes had a conversion rate of 33.8752 and 33.8752 shares of common stock per $1,000 principal amount of the notes, respectively. The 2026 notes will mature in January 2026, unless earlier converted or repurchased in accordance with their terms.
The Company does not have the right to redeem the 2026 notes prior to maturity, but may repurchase the 2026 notes in open market or privately negotiated transactions at the same or differing price without giving prior notice to or obtaining any consent of the holders. The Company may also be required to repurchase the notes from holders under certain circumstances. During the nine months ended September 30, 2023, the Company repurchased $15.6 million principal amount of its 2026 notes in open market transactions for an aggregate cost of $13.2 million, resulting in a gain, net of unamortized deferred issuance costs, of $2.2 million recorded within the other income (loss) line item on the condensed consolidated statements of comprehensive loss. No notes were repurchased during the three months ended September 30, 2023 or the three and nine months ended September 30, 2022.
As of September 30, 2023, $271.9 million principal amount of the 2026 notes remained outstanding. The outstanding amount due on the 2026 notes as of September 30, 2023 and December 31, 2022 was $268.2 million and $282.5 million, respectively, net of unamortized deferred issuance costs.

Note 16. Commitments and Contingencies
The following represent the material commitments and contingencies of the Company as of September 30, 2023:
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
As previously disclosed, on July 15, 2020, the Company provided PRCM Advisers with a notice of termination of the Management Agreement for “cause” in accordance with Section 15(a) of the Management Agreement. The Company terminated the Management Agreement for “cause” on the basis of certain material breaches and certain events of gross negligence on the part of PRCM Advisers in the performance of its duties under the Management Agreement. On July 21, 2020, PRCM Advisers filed a complaint against the Company in the United States District Court for the Southern District of New York, or the Court. Subsequently, Pine River Domestic Management L.P. and Pine River Capital Management L.P. were added as plaintiffs to the matter. As amended, the complaint, or the Federal Complaint, alleges, among other things, the misappropriation of trade secrets in violation of both the Defend Trade Secrets Act and New York common law, breach of contract, breach of the implied covenant of good faith and fair dealing, unfair competition and business practices, unjust enrichment, conversion, and tortious interference with contract. The Federal Complaint seeks, among other things, an order enjoining the Company from making any use of or disclosing PRCM Advisers’ trade secret, proprietary, or confidential information; damages in an amount to be determined at a hearing and/or trial; disgorgement of the Company’s wrongfully obtained profits; and fees and costs incurred by the plaintiffs in pursuing the action. The Company has filed its answer to the Federal Complaint and made counterclaims against PRCM Advisers and Pine River Capital Management L.P. On May 5, 2022, the plaintiffs filed a motion for judgment on the pleadings, seeking judgment in their favor on all but one of the Company’s counterclaims and on one of the Company’s affirmative defenses. The Company opposed the motion for judgment on the pleadings. On August 10, 2023, the motion for judgment on the pleadings was granted in part and denied in part. The discovery period has ended. The Company’s board of directors believes the Federal Complaint is without merit and that the Company has fully complied with the terms of the Management Agreement.
As of September 30, 2023, the Company’s condensed consolidated financial statements do not recognize a contingency liability or disclose a range of reasonably possible loss under ASC 450 because management does not believe that a loss or expense related to the Federal Complaint is probable or reasonably estimable. The specific factors that limit the Company’s ability to reasonably estimate a loss or expense related to the Federal Complaint is that the matter is not sufficiently advanced and the outcome of litigation is uncertain. If and when management believes losses associated with the Federal Complaint are a probable future event that may result in a loss or expense to the Company and the loss or expense is reasonably estimable, the Company will recognize a contingency liability and resulting loss in such period.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
Based on information currently available, management is not aware of any other legal or regulatory claims that would have a material effect on the Company’s condensed consolidated financial statements and therefore no accrual is required as of September 30, 2023.

Note 17. Stockholders’ Equity
Redeemable Preferred Stock
The following is a summary of the Company’s series of cumulative redeemable preferred stock issued and outstanding as of September 30, 2023. In the event of a voluntary or involuntary liquidation, dissolution or winding up of the Company, each series of preferred stock will rank on parity with one another and rank senior to the Company’s common stock with respect to the payment of the dividends and the distribution of assets.

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
(3)On and after the fixed-to-floating rate conversion date, dividends will accumulate and be payable quarterly at a percentage of the $25.00 per share liquidation preference equal to a floating base rate plus the spread indicated with respect to each series of preferred stock. The original floating base rate applicable to each preferred series was three-month USD-LIBOR, which ceased to be published on June 30, 2023. Under the LIBOR Act, and the regulations promulgated thereunder, the replacement reference rate for three-month USD-LIBOR is three-month CME Term SOFR plus a tenor spread adjustment of 0.26161%. As a result, based on the terms of the LIBOR Act, the Company expects that the floating base rate with respect to each series of preferred stock, following the applicable conversion date, will be three-month CME SOFR plus a tenor spread of 0.26161%.

For each series of preferred stock, the Company may redeem the stock on or after the redemption date in whole or in part, at any time or from time to time. The Company may also purchase shares of preferred stock from time to time in the open market by tender or in privately negotiated transactions. Each series of preferred stock has a par value of $0.01 per share and a liquidation and redemption price of $25.00, plus any accumulated and unpaid dividends thereon up to, but excluding, the redemption date. Through September 30, 2023, the Company had declared and paid all required quarterly dividends on the Company’s preferred stock.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
Preferred Share Repurchase Program
On June 22, 2022, the Company’s board of directors authorized the repurchase of up to an aggregate of 5,000,000 shares of the Company’s preferred stock, which includes each series shown in the table above under the heading Redeemable Preferred Stock. Preferred shares may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to trading plans in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, or by any combination of such methods. The manner, price, number and timing of preferred share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The preferred share repurchase program does not require the purchase of any minimum number of shares, and, subject to SEC rules, purchases may be commenced or suspended at any time without prior notice. The preferred share repurchase program does not have an expiration date. As of September 30, 2023, a total of 654,435 shares of the Company’s 8.125% Series A Cumulative Redeemable Preferred Stock, 1,001,918 shares of the Company’s 7.625% Series B Cumulative Redeemable Preferred Stock and 1,815,415 shares of the Company’s 7.25% Series C Cumulative Redeemable Preferred Stock had been repurchased by the Company under the program for an aggregate cost of $12.3 million, $17.9 million and $31.2 million, respectively, of which 225,886, 215,072 and 72,860 shares were repurchased for a total cost of $4.5 million, $4.1 million and $1.4 million, respectively, during the nine months ended September 30, 2023. The difference between the consideration transferred and the carrying value of the preferred stock resulted in a gain attributable to common stockholders of $2.5 million for the nine months ended September 30, 2023. No preferred shares were repurchased during the three months ended September 30, 2023 or the three and nine months ended September 30, 2022.
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
As of September 30, 2023, the Company had 96,186,425 shares of common stock outstanding. The following table presents a reconciliation of the common shares outstanding for the nine months ended September 30, 2023 and 2022:

Number of common shares
Common shares outstanding, December 31, 2021	85,977,831
Issuance of common stock	272,847
Non-cash equity award compensation (1)	121,189
Common shares outstanding, September 30, 2022	86,371,867

Common shares outstanding, December 31, 2022	86,428,845
Issuance of common stock	10,129,458
Repurchase of common stock	(593,453)
Non-cash equity award compensation (1)	221,575
Common shares outstanding, September 30, 2023	96,186,425
____________________
(1)See Note 18 - Equity Incentive Plans for further details regarding the Company’s Equity Incentive Plans.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

Distributions to Stockholders
The following table presents cash dividends declared by the Company on its preferred and common stock during the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(dollars in thousands)	2023		2022		2023		2022
Class of Stock	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share
Series A Preferred Stock	$2,588	$0.51	$2,920	$0.51	$7,878	$1.53	$8,760	$1.53
Series B Preferred Stock	$5,003	$0.48	$5,480	$0.48	$15,112	$1.44	$16,441	$1.44
Series C Preferred Stock	$4,524	$0.45	$5,347	$0.45	$13,605	$1.35	$16,041	$1.35
Common Stock	$43,560	$0.45	$59,052	$0.68	$145,501	$1.50	$176,707	$2.04

Dividend Reinvestment and Direct Stock Purchase Plan
The Company sponsors a dividend reinvestment and direct stock purchase plan through which stockholders may purchase additional shares of the Company’s common stock by reinvesting some or all of the cash dividends received on shares of the Company’s common stock. Stockholders may also make optional cash purchases of shares of the Company’s common stock subject to certain limitations detailed in the plan prospectus. The plan allows for the issuance of up to an aggregate of 937,500 shares of the Company’s common stock. As of September 30, 2023, 125,696 shares have been issued under the plan for total proceeds of approximately $6.2 million, of which 3,583 and 12,031 shares were issued for total proceeds of $48 thousand and $0.2 million during the three and nine months ended September 30, 2023, respectively. During the three and nine months ended September 30, 2022, 4,309 and 13,347 shares were issued for a total proceeds of $0.1 million and $0.3 million, respectively.
Common Share Repurchase Program
The Company’s common share repurchase program allows for the repurchase of up to an aggregate of 9,375,000 shares of the Company’s common stock. Common shares may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act, or by any combination of such methods. The manner, price, number and timing of common share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The common share repurchase program does not require the purchase of any minimum number of shares, and, subject to SEC rules, purchases may be commenced or suspended at any time without prior notice. The common share repurchase program does not have an expiration date. As of September 30, 2023, a total of 3,637,028 shares had been repurchased by the Company under the program for an aggregate cost of $208.5 million, of which 593,453 shares were repurchased for a total cost of $7.1 million during the nine months ended September 30, 2023. No common shares were repurchased during the three months ended September 30, 2023 or the three and nine months ended September 30, 2022.
At-the-Market Offerings
The Company is party to an equity distribution agreement under which the Company is authorized to sell up to an aggregate of 11,000,000 shares of its common stock from time to time in any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act of 1933, as amended, or the Securities Act. As of September 30, 2023, 2,300,605 shares of common stock had been sold under the current or prior equity distribution agreements for total accumulated net proceeds of approximately $136.9 million, of which, 117,427 shares were sold for net proceeds of $2.1 million during the nine months ended September 30, 2023. No shares were sold during the three months ended September 30, 2023. During both the three and nine months ended September 30, 2022, 259,500 shares were sold for net proceeds of $5.3 million.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss at September 30, 2023 and December 31, 2022 was as follows:

(in thousands)	September 30, 2023	December 31, 2022
Available-for-sale securities:
Unrealized gains	$594	$47,656
Unrealized losses	(660,602)	(326,367)
Accumulated other comprehensive loss	$(660,008)	$(278,711)

Reclassifications out of Accumulated Other Comprehensive Loss
The Company reclassifies unrealized gains and losses on AFS securities in accumulated other comprehensive loss to net income upon the recognition of any realized gains and losses on sales as individual securities are sold. The Company did not sell any AFS securities with unrealized gains and losses included in accumulated other comprehensive loss during the three months ended September 30, 2023. For the nine months ended September 30, 2023 the Company reclassified $63.2 million in unrealized losses on sold AFS securities from accumulated other comprehensive loss to (loss) gain on investment securities on the condensed consolidated statements of comprehensive loss. For the three and nine months ended September 30, 2022 the Company reclassified $16.8 million in unrealized gains and $112.5 million in unrealized losses, respectively, on sold AFS securities from accumulated other comprehensive loss to (loss) gain on investment securities on the condensed consolidated statements of comprehensive loss.

Note 18. Equity Incentive Plans
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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
Restricted Stock Units
The following table summarizes the activity related to RSUs for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023		2022
	Units	Weighted Average Grant Date Fair Market Value	Units	Weighted Average Grant Date Fair Market Value
Outstanding at Beginning of Period	468,632	$23.54	293,426	$28.39
Granted	371,673	16.19	320,783	20.94
Vested	(221,575)	(23.56)	(122,339)	(28.43)
Forfeited	(5,031)	(20.20)	(18,255)	(23.72)
Outstanding at End of Period	613,699	$19.11	473,615	$23.52

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
Performance Share Units
The following table summarizes the activity related to PSUs for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023		2022
	Target Units	Weighted Average Grant Date Fair Market Value	Target Units	Weighted Average Grant Date Fair Market Value
Outstanding at Beginning of Period	265,261	$26.93	109,356	$34.68
Granted	222,208	22.47	165,820	21.83
Vested	—	—	—	—
Forfeited	(1,647)	(25.21)	(9,884)	(27.20)
Outstanding at End of Period	485,822	$24.89	265,292	$26.93

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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
Restricted Common Stock
The following table summarizes the activity related to restricted common stock for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023		2022
	Shares	Weighted Average Grant Date Fair Market Value	Shares	Weighted Average Grant Date Fair Market Value
Outstanding at Beginning of Period	42,884	$60.91	113,239	$60.18
Granted	—	—	—	—
Vested	(42,884)	(60.91)	(69,191)	(59.71)
Forfeited	—	—	(1,149)	(60.92)
Outstanding at End of Period	—	$—	42,899	$60.91

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
Non-Cash Equity Compensation Expense
For the three and nine months ended September 30, 2023, the Company recognized compensation related to RSUs, PSUs and restricted common stock granted pursuant to the Equity Incentive Plans of $1.6 million and $9.4 million, respectively. For the three and nine months ended September 30, 2022, the Company recognized compensation related to restricted common stock granted pursuant to the Equity Incentive Plans of $2.4 million and $10.0 million, respectively. As of September 30, 2023, the Company had $5.6 million of total unrecognized compensation cost related to unvested share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 1.5 years.

Note 19. Income Taxes
For the three and nine months ended September 30, 2023 and 2022, the Company qualified to be taxed as a REIT under the Code for U.S. federal income tax purposes. As long as the Company qualifies as a REIT, the Company generally will not be subject to U.S. federal income taxes on its taxable income to the extent it annually distributes its net taxable income to stockholders, and does not engage in prohibited transactions. The Company intends to distribute 100% of its REIT taxable income and comply with all requirements to continue to qualify as a REIT. The majority of states also recognize the Company’s REIT status. The Company’s TRSs file separate tax returns and are fully taxed as standalone U.S. C corporations. It is assumed that the Company will retain its REIT status and will incur no REIT level taxation as it intends to comply with the REIT regulations and annual distribution requirements.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
During the three and nine months ended September 30, 2023, the Company’s TRSs recognized a provision for income taxes of $36.4 million and $52.2 million, respectively, which was primarily due to income from MSR servicing activities and net gains recognized on MSR, offset by net losses recognized on derivative instruments and operating expenses. During the three and nine months ended September 30, 2022, the Company’s TRSs recognized a provision for income taxes of $21.0 million and $95.7 million, respectively, which was primarily due to income from MSR servicing activities and gains recognized on MSR, offset by net losses recognized on derivative instruments and operating expenses.
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

Note 20. Earnings Per Share
The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted earnings per share for the three and nine months ended September 30, 2023 and 2022. All per share amounts, common shares outstanding and common equity-based awards for all periods presented have been adjusted on a retroactive basis to reflect the reverse stock split.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except share data)	2023	2022	2023	2022
Basic Earnings Per Share:
Net income	$306,192	$277,612	$326,829	$490,462
Dividends on preferred stock	(12,115)	(13,747)	(36,595)	(41,242)
Gain on repurchase and retirement of preferred stock	—	—	2,454	—
Dividends and undistributed earnings allocated to participating restricted stock units	(1,895)	(1,383)	(1,936)	(2,225)
Net income attributable to common stockholders, basic	$292,182	$262,482	$290,752	$446,995
Basic weighted average common shares	96,176,287	86,252,104	95,059,856	86,107,979
Basic earnings per weighted average common share	$3.04	$3.04	$3.06	$5.19
Diluted Earnings Per Share:
Net income attributable to common stockholders, basic	$292,182	$262,482	$290,752	$446,995
Reallocation impact of undistributed earnings to participating restricted stock units	117	70	5	(18)
Interest expense attributable to convertible notes	4,636	4,877	14,164	14,720
Net income attributable to common stockholders, diluted	$296,935	$267,429	$304,921	$461,697
Basic weighted average common shares	96,176,287	86,252,104	95,059,856	86,107,979
Effect of dilutive shares issued in an assumed vesting of performance share units	241,752	140,833	316,447	157,200
Effect of dilutive shares issued in an assumed conversion	9,210,091	9,739,163	9,472,715	9,855,665
Diluted weighted average common shares	105,628,130	96,132,100	104,849,018	96,120,844
Diluted earnings per weighted average common share	$2.81	$2.78	$2.91	$4.80
___________________
(1)If applicable, includes a nondiscretionary adjustment for the assumed change in the management fee calculation.

For the three and nine months ended September 30, 2023 and 2022, participating RSUs were included in the calculations of basic and diluted earnings per share under the two-class method, as it was more dilutive than the alternative treasury stock method.
For the three and nine months ended September 30, 2023 and 2022, the assumed vesting of outstanding PSUs was included in the calculation of diluted earnings per share under the two-class method, as it was more dilutive than the alternative treasury stock method.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
For the three and nine months ended September 30, 2023 and 2022, the assumed conversion of the Company’s convertible senior notes was included in the calculation of diluted earnings per share under the if-converted method.

Note 21. Subsequent Events
Events subsequent to September 30, 2023 were evaluated through the date these condensed consolidated financial statements were issued and no other additional events were identified requiring further disclosure in these condensed consolidated financial statements.

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
Within our MSR business, we acquire MSR assets, which represent the right to control the servicing of residential mortgage loans and the obligation to service the loans in accordance with relevant standards. We do not currently originate mortgage loans. One of our wholly owned subsidiaries, Matrix Financial Services Corporation, or Matrix, has approvals from Fannie Mae and Freddie Mac to own and manage MSR. Matrix acquires MSR from third-party originators through flow and bulk purchases but does not directly service mortgage loans; instead, it contracts with appropriately licensed subservicers to handle substantially all servicing functions in the name of the subservicer for the mortgage loans underlying our MSR. Our MSR business leverages our core competencies in prepayment and credit risk analytics and the MSR assets provide offsetting risks to our Agency RMBS, hedging both interest rate and mortgage spread risk.
On August 2, 2022, Matrix entered into a definitive stock purchase agreement to acquire RoundPoint Mortgage Servicing LLC (formerly RoundPoint Mortgage Servicing Corporation), or RoundPoint, from Freedom Mortgage Corporation. In connection with the acquisition, Matrix agreed to pay a purchase price upon closing in an amount equal to the tangible net book value of RoundPoint, plus a premium amount of $10.5 million, subject to certain additional post-closing adjustments. In connection with the transaction, RoundPoint divested its retail origination business as well as its RPX servicing exchange platform. Matrix also agreed to engage RoundPoint as a subservicer prior to the closing date and began transferring loans to RoundPoint in the fourth quarter of 2022. Effective September 30, 2023, the parties had satisfied customary closing conditions and received the required regulatory and GSE approvals to close the transaction. Upon closing, all servicing and origination licenses and operational capabilities remained with RoundPoint, and RoundPoint became a wholly owned subsidiary of Matrix. The provisional purchase price recognized upon closing was $44.7 million.
On October 1, 2023, we, through our newly acquired subsidiary, RoundPoint, began directly servicing a portion of the mortgage loans underlying our MSR portfolio as well as servicing mortgage loans underlying MSR owned by third parties. RoundPoint has approvals from Fannie Mae and Freddie Mac to services residential mortgage loans.
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
We have elected to be treated as a REIT for U.S. federal income tax purposes. To qualify as a REIT we are required to meet certain investment and operating tests and annual distribution requirements. We generally will not be subject to U.S. federal income taxes on our taxable income to the extent that we annually distribute all of our net taxable income to stockholders, do not participate in prohibited transactions and maintain our intended qualification as a REIT. However, certain activities that we may perform may cause us to earn income which will not be qualifying income for REIT purposes. We have designated certain of our subsidiaries as taxable REIT subsidiaries, or TRSs, as defined in the Code, to engage in such activities. We also operate our business in a manner that will permit us to maintain our exemption from registration under the Investment Company Act of 1940, as amended, or the 1940 Act. Certain of our subsidiaries have obtained the requisite licenses and approvals to own and manage MSR and to originate and directly service residential mortgage loans.
LIBOR transition
The London Interbank Offered Rate, or LIBOR, has been used extensively in the U.S. and globally as a “benchmark” or “reference rate” for various commercial and financial contracts, including corporate and municipal bonds and loans, floating rate mortgages, asset-backed securities, consumer loans, and interest rate swaps and other derivatives. On March 5, 2021, Intercontinental Exchange Inc. announced that ICE Benchmark Administration Limited, the administrator of LIBOR, intended to stop publication of the majority of USD-LIBOR tenors on June 30, 2023. In the U.S., the Alternative Reference Rates Committee, or ARRC, has identified the Secured Overnight Financing Rate, or SOFR, and, in some cases, the forward-looking term rate based on SOFR published by CME Group Benchmark Administration Limited, or Term SOFR, plus, in each case, a recommended spread adjustment, as its preferred alternative rates for U.S. dollar-based LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. Numerous industry wide and company-specific transitions as it relates to derivatives and cash markets exposed to LIBOR were completed in connection with its phase-out on June 30, 2023. Our material contracts that are or were indexed to USD-LIBOR have been amended to transition to an alternative benchmark, where necessary. Any other unmodified agreements that incorporate LIBOR as the referenced rate either (i) already had provisions in place that provide for an alternative to LIBOR upon its phase-out or that are governed by the LIBOR Act, (ii) matured or (iii) were terminated prior to June 30, 2023.

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
•our ability to recognize the benefits of our acquisition of RoundPoint Mortgage Servicing LLC and to manage the risks associated with operating a mortgage loan servicer;
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
•our ability to acquire MSR, maintain our MSR portfolio and oversee the activities of our subservicers;
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

Fair Value Measurement
A significant portion of our assets and liabilities are reported at fair value and, therefore, our condensed consolidated balance sheets and statements of comprehensive loss are significantly affected by fluctuations in market prices. At September 30, 2023, approximately 86.7% of our total assets, or $12.1 billion, consisted of financial instruments recorded at fair value. See Note 11 - Fair Value to the condensed consolidated financial statements, included in this Quarterly Report on Form 10-Q, for descriptions of valuation methodologies used to measure material assets and liabilities at fair value and details of the valuation models, key inputs to those models and significant assumptions utilized. Although we execute various hedging strategies to mitigate our exposure to changes in fair value, we cannot fully eliminate our exposure to volatility caused by fluctuations in market prices.
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
Considerable judgment is used in forming conclusions and estimating inputs to our Level 3 fair value measurements. Level 3 inputs such as interest rate movements, prepayments speeds, credit losses and discount rates are inherently difficult to estimate. Changes to these inputs can have a significant effect on fair value measurements. Accordingly, there is no assurance that our estimates of fair value are indicative of the amounts that would be realized on the ultimate sale or exchange of these assets. At September 30, 2023, 23.1% of our total assets were classified as Level 3 fair value assets.

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

The methods used by us to estimate fair value for AFS securities, MSR and derivative instruments may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while we believe that our valuation methods are appropriate and consistent with other market participants, the use of different methodologies, or assumptions, to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. We use prices obtained from third-party pricing vendors or broker quotes deemed indicative of market activity and current as of the measurement date, which in periods of market dislocation, may have reduced transparency. For more information on our fair value measurements, see Note 11 to the condensed consolidated financial statements, included under Item 1 of this Quarterly Report on Form 10-Q. Additionally, the key economic assumptions and sensitivity of the fair value of MSR to immediate adverse changes in these assumptions are presented in Note 6 to the condensed consolidated financial statements, included under Item 1 of this Quarterly Report on Form 10-Q.

Market Conditions and Outlook
The correlation between higher rates, higher volatility and wider mortgage spreads remained in place during the third quarter. The Federal Reserve, or the Fed, further embraced a soft-landing scenario. The Consumer Price Index, or CPI, came out lower than market consensus in both July and August, but showed a slight uptick in September on the back of higher energy prices. Core CPI, which excludes the volatile prices of food and energy, increased by an average of 0.2% per month in the quarter, its lowest levels since April 2021. Jobs data also started to show signs of cooling, as non-farm payroll and the unemployment rate both turned weaker during the quarter. Though the Fed did raise its benchmark Federal Funds rate by 25 basis points (bps) in July, it chose to keep rates unchanged at its September meeting. The Fed also increased its median expectations for the Federal Funds rate by 50 bps by the end of 2024, based on more robust projections for growth and jobs through the remainder of 2023 and into 2024. Market expectations at quarter end seemed to take the Fed at face value and implied a peak Fed Funds rate of about 10 bps higher before slightly decreasing over the course of 2024.
With greater acceptance of “higher for longer” for interest rates, along with concerns about greater Treasury supply and spillover effects from overseas central bank tightening (such as the Bank of Japan), the U.S. Treasury yield curve materially bear-steepened as the quarter progressed, as long-term rates rose faster than short-term rates. Indeed, while still inverted, the yield on the 10-year Treasury note jumped by 73 bps to 4.57%, while the 2-year Treasury note increased by 15 bps to 5.04%. The rise in rates over the quarter, particularly in the latter half of September, drove implied volatility on 10-year rates to close to its highest levels of the year.
In aggregate, as measured by the Bloomberg MBS Index, mortgage spreads turned in a good performance in July as rates and volatility remained stable, but weakened during August and September as interest rates increased. Over the quarter, current coupon nominal spreads widened by 11 bps to 151 bps, while the option-adjusted spread increased more modestly by 4 bps to 48 bps, dampened by the concurrent increase in volatility. At these levels, spreads remain very wide historically, with the nominal current coupon spread well above the 90th percentile of long-term history.
The performance of RMBS varied widely across the coupon stack. Lower coupons, like 2.5s, initially outperformed as the FDIC successfully completed its sales of lower coupon MBS by early August, only to then underperform in the second half of the quarter. This was largely driven by investors moving higher in coupon as the rate selloff intensified. Overall, specified pools outperformed TBAs as dollar rolls remained weak.
The U.S. housing market continues to be shaped not only by high interest rates, but also the changed household preferences post-COVID. Overall, with mortgage rates in the range of 6.75-7.50% in the third quarter, 99% of the mortgage universe remained deeply out of the refinancing window, keeping speeds historically slow and driven primarily by housing turnover. The fixed-rate 30-year Agency universe paid at a constant prepayment rate (CPR) of 5.4%, down slightly from 5.7% in the second quarter. Two Harbors’ MSR holdings paid at a CPR of 4.9%, declining 10.5% from the prior quarter.
Supply of MSR through bulk sales moderated slightly in the third quarter but were still robust at over $75 billion in unpaid principal balance (UPB). For the first nine months of 2023, there has been over $445 billion UPB of MSR bulk selling, indicating that 2023 is on pace to be one of the heaviest years of supply on record. Nonetheless, MSR bulk packages remained well bid, particularly for higher coupon collateral, and spreads for servicing have stayed relatively stable.
Funding markets remained stable and liquid throughout the quarter with ample balance sheet availability for RMBS. Term funding rates remained in the SOFR plus 19 to 23 bps range. Financing for MSR also continues to be available and stable.
Elevated interest rate and spread volatility can pose near-term challenges to the sector. Despite that, the combination of wide spreads and longer-term tightening potential underpins our belief that we can generate attractive risk-adjusted returns.
Additionally, prepayment rates are slow and are anticipated to continue to fall into the fourth quarter, providing a tailwind for our MSR assets. We are optimistic about the return potential for our paired RMBS and MSR strategy.

The following table provides the carrying value of our investment portfolio by asset type:

(dollars in thousands)	September 30, 2023		December 31, 2022
Agency RMBS	$8,832,783	73.3%	$7,668,752	71.1%
Mortgage servicing rights	3,213,113	26.6%	2,984,937	27.7%
Other	7,861	0.1%	125,158	1.2%
Total	$12,053,757		$10,778,847

Prepayment speeds and volatility due to interest rates
Our portfolio is subject to market risks, primarily interest rate risk and prepayment risk. We seek to offset a portion of our Agency pool market value exposure through our MSR and interest-only Agency RMBS portfolios. During periods of decreasing interest rates with rising prepayment speeds, the market value of our Agency pools generally increases and the market value of our interest-only securities and MSR generally decreases. The inverse relationship occurs when interest rates rise and prepayments fall. Average prepayment speeds for our portfolio decreased from the prior quarter due to mortgage rates and weaker seasonal factors. In addition to changes in interest rates, changes in home price performance, key employment metrics and government programs, among other macroeconomic factors, can affect prepayment speeds. We believe our active portfolio management approach, including our asset selection process, positions us to respond to a variety of market scenarios. Although we are unable to predict future interest rate movements, our strategy of pairing Agency RMBS with MSR, with a focus on managing various associated risks, including interest rate, prepayment, credit, mortgage spread and financing risk, is intended to generate attractive yields with a low level of sensitivity to changes in the yield curve, prepayments and interest rate cycles.
The following table provides the three-month average constant prepayment rate, or CPR, experienced by our Agency RMBS and MSR during the three months ended September 30, 2023, and the four immediately preceding quarters:

	Three Months Ended
	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022
Agency RMBS	6.5%	6.5%	5.3%	5.9%	9.1%
Mortgage servicing rights	4.9%	5.5%	4.1%	4.6%	6.9%

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

The following tables provide the carrying value of our Agency RMBS portfolio by underlying mortgage loan rate type:

	September 30, 2023
(dollars in thousands)	Principal/ Current Face	Carrying Value	Weighted Average CPR (1)	% Prepayment Protected	Gross Weighted Average Coupon Rate	Amortized Cost	Allowance for Credit Losses	Weighted Average Loan Age (months)
Agency RMBS AFS:
30-Year Fixed:
≤ 2.5%	$427,654	$341,167	4.6%	—%	3.3%	$364,679	$—	27
3.0%	242,835	202,017	2.6%	85.4%	3.7%	215,065	—	23
3.5%	78,583	67,820	5.9%	75.3%	4.3%	72,738	—	20
4.0%	515,147	463,216	7.4%	100.0%	4.6%	520,190	—	46
4.5%	2,819,807	2,612,842	6.0%	100.0%	5.2%	2,877,270	—	34
5.0%	2,737,960	2,598,841	6.2%	100.0%	5.8%	2,789,422	—	17
5.5%	1,380,493	1,339,397	6.6%	99.8%	6.4%	1,394,088	—	15
6.0%	792,092	785,314	4.5%	99.8%	6.9%	812,174	—	14
≥ 6.5%	8,941	9,229	18.1%	97.7%	7.8%	9,629	—	248
	9,003,512	8,419,843	6.0%	95.4%	5.6%	9,055,255	—	24
Other P&I	382,042	351,222	1.1%	—%	5.1%	372,772	—	11
Interest-only	906,996	51,800	7.7%	—%	4.4%	60,945	(4,255)	97
Agency Derivatives	171,507	9,918	9.5%	—%	6.7%	18,205	—	223
Total Agency RMBS	$10,464,057	$8,832,783		90.9%		$9,507,177	$(4,255)

	December 31, 2022
(dollars in thousands)	Principal/ Current Face	Carrying Value	Weighted Average CPR (1)	% Prepayment Protected	Gross Weighted Average Coupon Rate	Amortized Cost	Allowance for Credit Losses	Weighted Average Loan Age (months)
Agency RMBS AFS:
30-Year Fixed:
≤ 2.5%	$—	$—	—%	—%	—%	$—	$—	—
3.0%	—	—	—%	—%	—%	—	—	—
3.5%	—	—	—%	—%	—%	—	—	—
4.0%	1,459,733	1,382,120	3.9%	100.0%	4.6%	1,474,169	—	20
4.5%	3,087,310	3,006,356	5.9%	100.0%	5.2%	3,152,567	—	25
5.0%	2,439,709	2,430,470	6.5%	100.0%	5.7%	2,506,339	—	10
5.5%	206,504	209,351	2.0%	98.4%	6.2%	211,992	—	41
6.0%	194,834	199,467	5.3%	99.2%	6.7%	200,776	—	18
≥ 6.5%	10,561	11,138	13.1%	97.7%	7.8%	11,431	—	243
	7,398,651	7,238,902	5.6%	99.9%	5.3%	7,557,274	—	19
Other P&I	382,626	378,558	1.3%	88.5%	5.4%	379,837	—	30
Interest-only	963,865	36,116	8.1%	—%	4.9%	45,882	(6,785)	143
Agency Derivatives	196,457	15,176	8.4%	—%	6.7%	20,696	—	216
Total Agency RMBS	$8,941,599	$7,668,752		98.7%		$8,003,689	$(6,785)
____________________
(1)Weighted average actual one-month CPR released at the beginning of the following month based on RMBS held as of the preceding month-end.

Our MSR business offers attractive spreads and has many risk reducing characteristics when paired with our Agency RMBS portfolio. The following table summarizes activity related to the unpaid principal balance, or UPB, of loans underlying our MSR portfolio for the three months ended September 30, 2023, and the four immediately preceding quarters:

	Three Months Ended
(in thousands)	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022
UPB at beginning of period	$222,622,177	$212,444,503	$204,876,693	$206,613,560	$227,074,413
Purchases of mortgage servicing rights	472,154	14,773,601	11,381,496	2,677,674	4,448,870
Sales of mortgage servicing rights	—	—	(142,598)	—	(19,807,427)
Scheduled payments	(1,639,871)	(1,594,693)	(1,527,309)	(1,538,046)	(1,564,465)
Prepaid	(2,786,904)	(2,993,493)	(2,119,541)	(2,439,936)	(3,709,416)
Other changes	(5,286)	(7,741)	(24,238)	(436,559)	171,585
UPB at end of period	$218,662,270	$222,622,177	$212,444,503	$204,876,693	$206,613,560

Counterparty exposure and leverage ratio
We monitor counterparty exposure amongst our broker, banking and lending counterparties on a daily basis. We believe our broker and banking counterparties are well-capitalized organizations, and we attempt to manage our cash balances across these organizations to reduce our exposure to any single counterparty.
As of September 30, 2023, we had entered into repurchase agreements with 37 counterparties, 18 of which had outstanding balances. In addition, we held short- and long-term borrowings under revolving credit facilities, term notes payable and unsecured convertible senior notes. As of September 30, 2023, the debt-to-equity ratio funding our Agency and non-Agency investment securities, MSR and servicing advances, which includes unsecured borrowings under convertible senior notes, was 5.2:1.0.
As of September 30, 2023, we held $644.2 million in cash and cash equivalents, approximately $1.0 million of unpledged Agency securities and $7.5 million of unpledged non-Agency securities. As a result, we had an overall estimated unused borrowing capacity on our unpledged securities of approximately $5.3 million. As of September 30, 2023, we held approximately $3.8 million of unpledged MSR and $29.7 million of unpledged servicing advances. Overall, on September 30, 2023, we had $99.4 million unused committed and $404.5 million unused uncommitted borrowing capacity on MSR financing facilities, and $165.7 million in unused committed borrowing capacity on servicing advance financing facilities. Generally, unused borrowing capacity may be the result of our election not to utilize certain financing, as well as delays in the timing in which funding is provided, insufficient collateral or the inability to meet lenders’ eligibility requirements for specific types of asset classes.
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
Our book value per common share for U.S. GAAP purposes was $15.36 at September 30, 2023, a decrease from $16.39 per common share at June 30, 2023, and a decrease from $17.72 per common share at December 31, 2022. The decline in book value for the three months ended September 30, 2023 was primarily driven by net widening of mortgage spreads and dividends declared, offset by net income on MSR and derivatives. The decline in book value for the nine months ended September 30, 2023 was primarily the result of net widening of mortgage spreads and dividends declared, offset by net income on MSR and derivatives and the repurchase of common and preferred stock at favorable prices.

Our GAAP net income attributable to common stockholders was $294.1 million and $292.7 million ($2.81 and $2.91 per diluted weighted average share) for the three and nine months ended September 30, 2023, respectively, as compared to GAAP net income attributable to common stockholders of $263.9 million and $449.2 million ($2.78 and $4.80 per diluted weighted average share) for the three and nine months ended September 30, 2022, respectively.
With our accounting treatment for AFS securities, unrealized fluctuations in the market values of AFS securities, excluding certain AFS securities for which we have elected the fair value option and securities with an allowance for credit losses, do not impact our GAAP net income or taxable income but are recognized on our condensed consolidated balance sheets as a change in stockholders’ equity under “accumulated other comprehensive loss.” For the three and nine months ended September 30, 2023, net unrealized losses on AFS securities recognized as other comprehensive loss were $350.9 million and $444.5 million, respectively. Additionally, we reclassify unrealized gains and losses on AFS securities in accumulated other comprehensive loss to net income upon the recognition of any realized gains and losses on sales as individual securities are sold. We did not sell any AFS securities with unrealized gains and losses included in accumulated other comprehensive loss during the three months ended September 30, 2023. For the nine months ended September 30, 2023 we reclassified $63.2 million in unrealized losses on sold AFS securities from accumulated other comprehensive loss to (loss) gain on investment securities on the condensed consolidated statements of comprehensive loss.

The following tables present the components of our comprehensive loss for the three and nine months ended September 30, 2023 and 2022:

(in thousands, except share data)	Three Months Ended		Nine Months Ended
Income Statement Data:	September 30,		September 30,
	2023	2022	2023	2022
	(unaudited)		(unaudited)
Interest income:
Available-for-sale securities	$107,827	$88,472	$309,060	$188,518
Other	15,781	5,916	48,903	7,719
Total interest income	123,608	94,388	357,963	196,237
Interest expense:
Repurchase agreements	129,298	57,868	350,599	85,480
Revolving credit facilities	32,526	15,178	87,866	29,960
Term notes payable	6,634	5,427	22,516	12,608
Convertible senior notes	4,636	4,877	14,164	14,720
Total interest expense	173,094	83,350	475,145	142,768
Net interest (expense) income	(49,486)	11,038	(117,182)	53,469
Other income:
(Loss) gain on investment securities	(471)	(6,426)	12,499	(256,487)
Servicing income	178,625	148,833	507,168	442,985
Gain (loss) on servicing asset	67,369	(6,720)	60,969	489,461
Gain on interest rate swap and swaption agreements	111,909	34,806	86,288	29,499
Gain (loss) on other derivative instruments	86,212	159,044	(22,398)	(43,991)
Other income (loss)	2,903	—	5,103	(117)
Total other income	446,547	329,537	649,629	661,350
Expenses:
Servicing expenses	29,903	21,152	83,459	68,847
Compensation and benefits	8,617	10,100	31,568	33,312
Other operating expenses	15,984	10,688	38,354	26,465
Total expenses	54,504	41,940	153,381	128,624
Income before income taxes	342,557	298,635	379,066	586,195
Provision for income taxes	36,365	21,023	52,237	95,733
Net income	306,192	277,612	326,829	490,462
Dividends on preferred stock	(12,115)	(13,747)	(36,595)	(41,242)
Gain on repurchase and retirement of preferred stock	—	—	2,454	—
Net income attributable to common stockholders	$294,077	$263,865	$292,688	$449,220
Basic earnings per weighted average common share	$3.04	$3.04	$3.06	$5.19
Diluted earnings per weighted average common share	$2.81	$2.78	$2.91	$4.80
Dividends declared per common share	$0.45	$0.68	$1.50	$2.04
Weighted average number of shares of common stock:
Basic	96,176,287	86,252,104	95,059,856	86,107,979
Diluted	105,628,130	96,132,100	104,849,018	96,120,844

(in thousands)	Three Months Ended		Nine Months Ended
Income Statement Data:	September 30,		September 30,
	2023	2022	2023	2022
	(unaudited)		(unaudited)
Comprehensive loss:
Net income	$306,192	$277,612	$326,829	$490,462
Other comprehensive loss:
Unrealized loss on available-for-sale securities	(350,922)	(551,673)	(381,297)	(887,729)
Other comprehensive loss	(350,922)	(551,673)	(381,297)	(887,729)
Comprehensive loss	(44,730)	(274,061)	(54,468)	(397,267)
Dividends on preferred stock	(12,115)	(13,747)	(36,595)	(41,242)
Gain on repurchase and retirement of preferred stock	—	—	2,454	—
Comprehensive loss attributable to common stockholders	$(56,845)	$(287,808)	$(88,609)	$(438,509)

(in thousands)	September 30, 2023	December 31, 2022
Balance Sheet Data:
	(unaudited)
Available-for-sale securities	$8,830,726	$7,778,734
Mortgage servicing rights	$3,213,113	$2,984,937
Total assets	$13,916,729	$13,466,160
Repurchase agreements	$9,113,270	$8,603,011
Revolving credit facilities	$1,410,671	$1,118,831
Term notes payable	$295,025	$398,011
Convertible senior notes	$268,179	$282,496
Total stockholders’ equity	$2,117,228	$2,183,525

Results of Operations
The following analysis focuses on financial results during the three and nine months ended September 30, 2023 and 2022.
Interest Income
Interest income increased from $94.4 million and $196.2 million for the three and nine months ended September 30, 2022, respectively, to $123.6 million and $358.0 million for the same periods in 2023 due to an increase in Agency RMBS portfolio size, lower amortization recognized on Agency RMBS due to lower unamortized premium, higher interest on cash balances as a result of the higher interest rate environment and increased use of reverse repurchase agreements.
Interest Expense
Interest expense increased from $83.4 million and $142.8 million for the three and nine months ended September 30, 2022, respectively, to $173.1 million and $475.1 million for the same periods in 2023. The increase in interest expense for the three months ended September 30, 2023, as compared to the same period in 2022, was primarily due to increases in interest rates and higher borrowing balances on MSR, offset by lower borrowing balances on Agency RMBS and convertible senior notes. The increase in interest expense for the nine months ended September 30, 2023, as compared to the same period in 2022, was primarily due to higher borrowing balances on Agency RMBS and MSR and increases in interest rates.

Net Interest Income
The following tables present the components of interest income and average net asset yield earned by asset type, the components of interest expense and average cost of funds on borrowings incurred by collateral type, and net interest income and average net interest spread for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
(dollars in thousands)	Average Balance (1)	Interest Income/Expense	Net Yield/Cost of Funds	Average Balance (1)	Interest Income/Expense	Net Yield/Cost of Funds
Interest-earning assets:
Available-for-sale securities	$9,284,380	$107,827	4.6%	$8,964,101	$309,060	4.6%
Reverse repurchase agreements	284,142	3,833	5.4%	464,744	16,050	4.6%
Other		11,948			32,853
Total interest income/net asset yield	$9,568,522	$123,608	5.2%	$9,428,845	$357,963	5.1%
Interest-bearing liabilities:
Borrowings collateralized by:
Available-for-sale securities	$8,757,647	$122,746	5.6%	$8,490,795	$325,859	5.1%
Agency Derivatives (2)	11,679	173	5.9%	12,146	507	5.6%
Mortgage servicing rights and advances (3)	2,021,279	45,539	9.0%	1,967,497	127,986	8.7%
U.S. Treasuries (4)	—	—	—%	192,060	6,629	4.6%
Unsecured borrowings:
Convertible senior notes	268,043	4,636	6.9%	274,508	14,164	6.9%
Total interest expense/cost of funds	$11,058,648	$173,094	6.3%	$10,937,006	$475,145	5.8%
Net interest expense/spread		$(49,486)	(1.1)%		$(117,182)	(0.7)%

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
(dollars in thousands)	Average Balance (1)	Interest Income/Expense	Net Yield/Cost of Funds	Average Balance (1)	Interest Income/Expense	Net Yield/Cost of Funds
Interest-earning assets
Available-for-sale securities	$9,323,193	$88,472	3.8%	$7,961,316	$188,518	3.2%
Reverse repurchase agreements	199,199	1,082	2.2%	158,550	1,360	1.1%
Other		4,834			6,359
Total interest income/net asset yield	$9,522,392	$94,388	4.0%	$8,119,866	$196,237	3.2%
Interest-bearing liabilities
Borrowings collateralized by:
Available-for-sale securities	$8,951,012	$51,769	2.3%	$7,851,349	$69,511	1.2%
Agency Derivatives (2)	21,601	125	2.3%	27,865	283	1.4%
Mortgage servicing rights and advances (3)	1,718,842	26,579	6.2%	1,521,022	58,254	5.1%
Unsecured borrowings:
Convertible senior notes	281,961	4,877	6.9%	289,078	14,720	6.8%
Total interest expense/cost of funds	$10,973,416	$83,350	3.0%	$9,689,314	$142,768	2.0%
Net interest income/spread		$11,038	1.0%		$53,469	1.2%
____________________
(1)Average asset balance represents average amortized cost on AFS securities and average unpaid principal balance on other assets.
(2)Yields on Agency Derivatives not shown as interest income is included in gain (loss) on other derivative instruments in the condensed consolidated statements of comprehensive loss.
(3)Yields on mortgage servicing rights and advances not shown as these assets do not earn interest.
(4)U.S. Treasury securities effectively borrowed under reverse repurchase agreements.

The increase in yields on AFS securities for the three and nine months ended September 30, 2023, as compared to the same periods in 2022 was driven by net purchases of higher coupon AFS securities with lower unamortized premiums. The increase in cost of funds associated with the financing of AFS securities for the three and nine months ended September 30, 2023, as compared to the same periods in 2022, was due to rising interest rates.

The increase in yields on reverse repurchase agreements for the three and nine months ended September 30, 2023, as compared to the same periods in 2022, was the result of rising interest rates. However, for the nine months ended September 30, 2023, these yields were offset by the cost of financing the associated repurchase agreements collateralized by U.S. Treasury securities. We did not hold any repurchase agreements collateralized by U.S. Treasury securities during the three months ended September 30, 2023 or the three and nine months ended September 30, 2022.
The increase in cost of funds associated with the financing of Agency Derivatives for the three and nine months ended September 30, 2023, as compared to the same periods in 2022, was the result of rising interest rates.
The increase in cost of funds associated with the financing of MSR assets and related servicing advance obligations for the three and nine months ended September 30, 2023, as compared to the same periods in 2022, was due to rising interest rates and an increase in the use of revolving credit facilities and repurchase agreement financing, which on average carry higher floating rate spreads than term notes. Additionally, during both the three and nine months ended September 30, 2023, we repurchased $104.2 million principal amount of our outstanding MSR term notes in open market transactions. These repurchased MSR term note bonds were then financed via existing master repurchase agreements. We have one revolving credit facility in place to finance our servicing advance obligations, which are included in other assets on our condensed consolidated balance sheets.
The slight increase in cost of funds associated with our convertible senior notes for the three and nine months ended September 30, 2023, as compared to the same periods in 2022, was due to lower amortization of deferred debt issuance costs during the nine months ended September 30, 2022 as a result of the maturity of our convertible senior notes due 2022 in January 2022.
The following tables present the components of the yield earned on our AFS securities portfolio as a percentage of our average amortized cost of securities for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2023	2022	2023	2022
Gross yield/stated coupon	4.9%	4.4%	4.9%	4.4%
Net (premium amortization) discount accretion	(0.3)%	(0.6)%	(0.3)%	(1.2)%
Net yield	4.6%	3.8%	4.6%	3.2%

(Loss) Gain On Investment Securities
The following table presents the components of (loss) gain on investment securities for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2023	2022	2023	2022
Proceeds from sales	$119,095	$683,746	$1,694,891	$5,022,894
Amortized cost of securities sold	(118,999)	(664,781)	(1,730,866)	(5,246,865)
Total realized gains (losses) on sales	96	18,965	(35,975)	(223,971)
Reversal of (provision for) credit losses	98	(1,397)	217	(3,048)
Other	(665)	(23,994)	48,257	(29,468)
(Loss) gain on investment securities	$(471)	$(6,426)	$12,499	$(256,487)

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

Servicing Income
The following table presents the components of servicing income for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2023	2022	2023	2022
Servicing fee income	$141,816	$138,140	$415,423	$426,974
Ancillary and other fee income	476	483	2,236	1,514
Float income	36,333	10,210	89,509	14,497
Total	$178,625	$148,833	$507,168	$442,985

The increase in servicing income for the three and nine months ended September 30, 2023, as compared to the same periods in 2022, was primarily due to higher float income as a result of the higher interest rate environment and lower compensating interest as a result of lower prepayment rates.
Gain (Loss) On Servicing Asset
The following table presents the components of gain (loss) on servicing asset for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2023	2022	2023	2022
Changes in fair value due to changes in valuation inputs or assumptions used in the valuation model	$111,186	$75,887	$213,803	$800,072
Changes in fair value due to realization of cash flows (runoff)	(63,999)	(82,111)	(172,177)	(310,115)
Gains (losses) on sales (1)	20,182	(496)	19,343	(496)
Gain (loss) on servicing asset	$67,369	$(6,720)	$60,969	$489,461
____________________
(1)During the three and nine months ended September 30, 2023, excess MSR was transferred to Agency-sponsored trusts in exchange for stripped mortgage backed securities, or SMBS. In each transaction, a portion of the SMBS was acquired by third parties and we acquired the remaining balance of those SMBS, which are included within Agency AFS securities unless sold prior to September 30, 2023.

The increase in gain (decrease in loss) on servicing asset for the three months ended September 30, 2023, as compared to the same period in 2022, was driven by higher favorable change in valuation assumptions used in the fair valuation of MSR, gains on sales of excess MSR and lower portfolio runoff. The decrease in gain on servicing asset for the nine months ended September 30, 2023, as compared to the same period in 2022, was driven by lower favorable change in valuation assumptions used in the fair valuation of MSR, offset by lower portfolio runoff and gains on sales of excess MSR.
Gain On Interest Rate Swap And Swaption Agreements
The following table summarizes the net interest spread and gains and losses associated with our interest rate swap and swaption positions recognized during the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2023	2022	2023	2022
Net interest spread	$6,851	$178	$13,914	$(4,830)
Early termination, agreement maturation and option expiration (losses) gains	(5,176)	(146,750)	(23,756)	43,197
Change in unrealized gain (loss) on interest rate swap and swaption agreements, at fair value	110,234	181,378	96,130	(8,868)
Gain on interest rate swap and swaption agreements	$111,909	$34,806	$86,288	$29,499

Net interest spread recognized for the accrual and/or settlement of the net interest expense associated with our interest rate swaps results from receiving either a floating interest rate (OIS or SOFR) or a fixed interest rate and paying either a fixed interest rate or a floating interest rate (OIS or SOFR) on positions held to economically hedge/mitigate portfolio interest rate exposure (or duration) risk. We may elect to terminate certain swaps and swaptions to align with our investment portfolio, agreements may mature or options may expire resulting in full settlement of our net interest spread asset/liability and the recognition of realized gains and losses, including early termination penalties. The change in fair value of interest rate swaps and swaptions during the three and nine months ended September 30, 2023 and 2022 was a result of changes to floating interest rates (OIS or SOFR), the swap curve and corresponding counterparty borrowing rates. Since swaps and swaptions are used for purposes of hedging our interest rate exposure, their unrealized valuation gains and losses (excluding the reversal of unrealized gains and losses to realized gains and losses upon termination, maturation or option expiration) are generally offset by unrealized losses and gains in our Agency RMBS AFS portfolio, which are recorded either directly to stockholders’ equity through other comprehensive loss or to (loss) gain on investment securities, in the case of certain AFS securities for which we have elected the fair value option.
Gain (Loss) On Other Derivative Instruments
The following table provides a summary of the total net gains (losses) recognized on other derivative instruments we hold for purposes of both hedging and non-hedging activities, principally TBAs, futures, options on futures, and inverse interest-only securities during the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30,		September 30,
	2023	2022	2023	2022
TBAs	$(90,662)	$(227,668)	$(184,909)	$(535,946)
Futures	179,697	392,044	166,533	509,451
Options on futures	(779)	—	(779)	(2,224)
Inverse interest-only securities	(2,044)	(5,332)	(3,243)	(15,272)
Gain (loss) on other derivative instruments	$86,212	$159,044	$(22,398)	$(43,991)

For further details regarding our use of derivative instruments and related activity, refer to Note 8 - Derivative Instruments and Hedging Activities to the condensed consolidated financial statements, included in this Quarterly Report on Form 10-Q.

Expenses
The following table presents the components of expenses for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2023	2022	2023	2022
Servicing expenses	$29,903	$21,152	$83,459	$68,847
Operating expenses:
Compensation and benefits:
Non-cash equity compensation expenses	$1,576	$2,355	$9,363	$9,977
All other compensation and benefits	7,041	7,745	22,205	23,335
Total compensation and benefits	$8,617	$10,100	$31,568	$33,312
Other operating expenses:
Certain operating expenses (1)	$10,396	$5,029	$22,948	$8,146
All other operating expenses	5,588	5,659	15,406	18,319
Total other operating expenses	$15,984	$10,688	$38,354	$26,465
Annualized operating expense ratio	4.5%	3.4%	4.2%	3.1%
Annualized operating expense ratio, excluding non-cash equity compensation and certain operating expenses (1)	2.3%	2.2%	2.2%	2.2%
____________________
(1)Certain operating expenses predominantly consists of expenses incurred in connection with the Company’s ongoing litigation with PRCM Advisers LLC, as discussed within Note 16 to the condensed consolidated financial statements, included under Item 1 of this Quarterly Report on Form 10-Q. It also includes certain transaction expenses incurred in connection with the Company’s acquisition of RoundPoint Mortgage Servicing LLC.

We incur servicing expenses generally related to the subservicing of MSR. The increase in servicing expenses during the three and nine months ended September 30, 2023, as compared to the same periods in 2022, was driven by higher deboarding expenses as we transition our portfolio to RoundPoint from other subservicers as well as a net increase in our reserve liabilities for standard representations and warranties, early payment default, first payment default, premium recapture and other repurchase obligations.
The increase in total operating expenses during the three and nine months ended September 30, 2023, as compared to the same periods in 2022, was driven by higher nonrecurring expenses, offset by lower compensation and benefits and other operating expenses.
Income Taxes
During the three and nine months ended September 30, 2023, our TRSs recognized a provision for income taxes of $36.4 million and $52.2 million, respectively, which was primarily due to income from MSR servicing activities and net gains recognized on MSR, offset by net losses recognized on derivative instruments and operating expenses. During the three and nine months ended September 30, 2022, our TRSs recognized a provision for income taxes of $21.0 million and $95.7 million, respectively, which was primarily due to income from MSR servicing activities and gains recognized on MSR, offset by net losses recognized on derivative instruments and operating expenses.

Financial Condition
Available-for-Sale Securities, at Fair Value
The majority of our AFS investment securities portfolio is comprised of fixed rate Agency mortgage-backed securities backed by single-family and multi-family mortgage loans. We also hold $7.9 million in tranches of mortgage-backed and asset-backed P&I and interest-only non-Agency securities. All of our P&I Agency RMBS AFS are Fannie Mae or Freddie Mac mortgage pass-through certificates or collateralized mortgage obligations, or Ginnie Mae mortgage pass-through certificates, which are backed by the guarantee of the U.S. government. The majority of these securities consist of whole pools in which we own all of the investment interests in the securities.

The tables below summarizes certain characteristics of our Agency RMBS AFS at September 30, 2023:

	September 30, 2023
(dollars in thousands, except purchase price)	Principal/ Current Face	Net (Discount) Premium	Amortized Cost	Allowance for Credit Losses	Unrealized Gain	Unrealized Loss	Carrying Value	Weighted Average Coupon Rate	Weighted Average Purchase Price
P&I securities	$9,385,554	$42,473	$9,428,027	$—	$2	$(656,964)	$8,771,065	4.78%	$100.81
Interest-only securities	906,996	60,945	60,945	(4,255)	703	(5,593)	51,800	2.03%	$17.07
Total	$10,292,550	$103,418	$9,488,972	$(4,255)	$705	$(662,557)	$8,822,865

Mortgage Servicing Rights, at Fair Value
One of the Company’s wholly owned subsidiaries, Matrix, has approvals from Fannie Mae and Freddie Mac to own and manage MSR, which represent the right to control the servicing of residential mortgage loans. Matrix acquires MSR from third-party originators through flow and bulk purchases but does not directly service mortgage loans; instead, it contracts with appropriately licensed subservicers to handle substantially all servicing functions in the name of the subservicer for the mortgage loans underlying the Company’s MSR. On October 1, 2023, the Company, through its newly acquired subsidiary RoundPoint, began directly servicing a portion of the mortgage loans underlying the Company’s MSR portfolio as well as servicing mortgage loans underlying MSR owned by third parties. RoundPoint has approvals from Fannie Mae and Freddie Mac to service residential mortgage loans. As of September 30, 2023, our MSR had a fair market value of $3.2 billion.
As of September 30, 2023, our MSR portfolio included MSR on 854,816 loans with an unpaid principal balance of $218.7 billion. The following tables summarize certain characteristics of the loans underlying our MSR by gross weighted average coupon rate types and ranges at September 30, 2023:

	September 30, 2023
(dollars in thousands)	Number of Loans	Unpaid Principal Balance	Weighted Average Gross Coupon Rate	Weighted Average Current Loan Size	Weighted Average Loan Age (months)	Weighted Average Original FICO	Weighted Average Original LTV	60+ Day Delinquencies	3-Month CPR	Net Servicing Fee (bps)
30-Year Fixed:
≤ 3.25%	302,169	$96,220,799	2.8%	$376	32	768	70.9%	0.4%	3.9%	25.1
> 3.25 - 3.75%	147,636	38,587,916	3.4%	331	45	753	74.1%	0.7%	5.1%	25.2
> 3.75 - 4.25%	107,554	22,550,015	3.9%	275	67	751	75.8%	1.0%	6.0%	25.5
> 4.25 - 4.75%	60,608	11,217,278	4.4%	264	66	739	77.3%	1.8%	6.8%	25.3
> 4.75 - 5.25%	41,743	9,778,069	4.9%	355	35	746	78.7%	1.5%	5.2%	25.2
> 5.25%	60,436	16,920,064	5.9%	382	17	745	80.2%	1.2%	5.7%	25.9
	720,146	195,274,141	3.5%	349	39	758	73.7%	0.7%	4.8%	25.2
15-Year Fixed:
≤ 2.25%	22,852	6,073,892	2.0%	313	29	777	59.1%	0.1%	3.8%	25.0
> 2.25 - 2.75%	38,633	8,235,531	2.4%	262	33	772	58.8%	0.2%	5.2%	25.0
> 2.75 - 3.25%	34,763	4,780,731	2.9%	193	59	766	61.4%	0.3%	7.1%	25.3
> 3.25 - 3.75%	19,957	2,011,345	3.4%	152	72	756	64.0%	0.5%	8.9%	25.4
> 3.75 - 4.25%	9,350	800,145	3.9%	141	68	742	65.2%	0.8%	8.4%	25.3
> 4.25%	6,515	784,576	4.9%	224	31	741	65.2%	0.9%	9.2%	27.0
	132,070	22,686,220	2.6%	246	42	768	60.3%	0.3%	5.8%	25.2
Total ARMs	2,600	701,909	4.4%	359	54	761	70.4%	1.0%	16.6%	25.4
Total	854,816	$218,662,270	3.4%	$338	40	759	72.3%	0.7%	4.9%	25.2

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
At September 30, 2023, borrowings under repurchase agreements, revolving credit facilities, term notes payable and convertible senior notes had the following characteristics:

(dollars in thousands)	September 30, 2023
Borrowing Type	Amount Outstanding	Weighted Average Borrowing Rate	Weighted Average Years to Maturity
Repurchase agreements	$9,113,270	5.65%	0.3
Revolving credit facilities	1,410,671	8.65%	1.3
Term notes payable	295,025	8.23%	0.7
Convertible senior notes (1)	268,179	6.25%	2.3
Total	$11,087,145	6.11%	0.5

(dollars in thousands)	September 30, 2023
Collateral Type	Amount Outstanding	Weighted Average Borrowing Rate	Weighted Average Haircut on Collateral Value
Agency RMBS	$8,823,621	5.56%	3.7%
Non-Agency securities	233	6.36%	44.2%
Agency Derivatives	11,600	5.81%	18.6%
Mortgage servicing rights	1,949,212	8.56%	32.6%
Mortgage servicing advances	34,300	8.65%	12.6%
Other (1)	268,179	6.25%	N/A
Total	$11,087,145	6.11%	8.8%
____________________
(1)Includes unsecured convertible senior notes due 2026 paying interest semiannually at a rate of 6.25% per annum on the aggregate principal amount of $271.9 million.

As of September 30, 2023, the debt-to-equity ratio funding our AFS securities, MSR, servicing advances and Agency Derivatives, which includes unsecured borrowings under convertible senior notes, was 5.2:1.0. As previously discussed, our Agency RMBS, given their liquidity and high credit quality, are eligible for higher levels of leverage, while MSR, with less liquidity and/or more exposure to prepayment risk, utilize lower levels of leverage. Generally, our debt-to-equity ratio is directly correlated to the composition of our portfolio; typically, the higher the percentage of Agency RMBS we hold, the higher our debt-to-equity ratio will be. However, in addition to portfolio mix, our debt-to-equity ratio is a function of many other factors, including the liquidity of our portfolio, the availability and price of our financing, the diversification of our counterparties and their available capacity to finance our assets, and anticipated regulatory developments. We may alter the percentage allocation of our portfolio among our target assets depending on the relative value of the assets that are available to purchase from time to time, including at times when we are deploying proceeds from offerings we conduct. We believe the current degree of leverage within our portfolio helps ensure that we have access to unused borrowing capacity, thus supporting our liquidity and the strength of our balance sheet.
The following table provides a summary of our borrowings under repurchase agreements (excluding those collateralized by U.S. Treasuries), revolving credit facilities, term notes payable and convertible senior notes and our debt-to-equity ratios for the three months ended September 30, 2023, and the four immediately preceding quarters:

(dollars in thousands)
For the Three Months Ended	Quarterly Average	End of Period Balance	Maximum Balance of Any Month-End	End of Period Total Borrowings to Equity Ratio	End of Period Net Long (Short) TBA Cost Basis	End of Period Net Payable (Receivable) for Unsettled RMBS	End of Period Economic Debt-to-Equity Ratio (1)
September 30, 2023	$11,058,648	$11,087,145	$11,138,859	5.2:1.0	$2,147,540	$—	6.3:1.0
June 30, 2023	$10,820,230	$11,189,689	$11,189,689	5.0:1.0	$2,905,852	$54,739	6.4:1.0
March 31, 2023	$10,354,624	$10,857,943	$11,162,257	4.8:1.0	$3,644,540	$—	6.5:1.0
December 31, 2022	$9,878,254	$9,514,054	$10,672,731	4.4:1.0	$3,923,298	$342,964	6.3:1.0
September 30, 2022	$10,973,416	$11,844,972	$11,844,972	5.5:1.0	$4,153,582	$34,576	7.5:1.0
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

Equity
The following table provides details of our changes in stockholders’ equity from June 30, 2023 to September 30, 2023.

(in millions, except per share amounts)	Book Value	Common Shares Outstanding	Common Book Value Per Share
Common stockholders’ equity at June 30, 2023	$1,576.5	96.2	$16.39
Net income	306.2
Other comprehensive loss	(350.9)
Comprehensive loss	(44.7)
Dividends on preferred stock	(12.1)
Comprehensive loss attributable to common stockholders	(56.8)
Dividend declaration	(43.6)
Other	1.6	—
Balance before capital transactions	1,477.7	96.2
Issuance of common stock, net of offering costs	—	—
Common stockholders’ equity at September 30, 2023	$1,477.7	96.2	$15.36
Total preferred stock liquidation preference	639.5
Total stockholders’ equity at September 30, 2023	$2,117.2

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
As of September 30, 2023, we held $644.2 million in cash and cash equivalents available to support our operations; $12.1 billion of AFS securities, MSR, and derivative assets held at fair value; and $11.1 billion of outstanding debt in the form of repurchase agreements, borrowings under revolving credit facilities, term notes payable and convertible senior notes. During the three and nine months ended September 30, 2023, the debt-to-equity ratio funding our Agency and non-Agency investment securities, MSR and servicing advances, which includes unsecured borrowings under convertible senior notes, increased from 5.0:1.0 to 5.2:1.0 and from 4.4:1.0 to 5.2:1.0, respectively. The increase for the three months ended September 30, 2023 was predominantly driven by a decrease in equity as a result of comprehensive losses and dividends declared. The increase for the nine months ended September 30, 2023 was predominantly driven by an increase in financing on Agency RMBS purchases and MSR. During the three and nine months ended September 30, 2023, our economic debt-to-equity ratio funding our Agency and non-Agency investment securities, MSR and servicing advances, which includes unsecured borrowings under convertible senior notes, implied debt on net TBA cost basis and net payable (receivable) for unsettled RMBS, decreased from 6.4:1.0 to 6.3:1.0 and remained unchanged at 6.3:1.0, respectively.
As of September 30, 2023, we held approximately $1.0 million of unpledged Agency securities and $7.5 million of unpledged non-Agency securities. As a result, we had an overall estimated unused borrowing capacity on unpledged securities of approximately $5.3 million. As of September 30, 2023, we held approximately $3.8 million of unpledged MSR and $29.7 million of unpledged servicing advances. Overall, on September 30, 2023, we had $99.4 million unused committed and $404.5 million unused uncommitted borrowing capacity on MSR financing facilities, and $165.7 million in unused committed borrowing capacity on servicing advance financing facilities. Generally, unused borrowing capacity may be the result of our election not to utilize certain financing, as well as delays in the timing in which funding is provided, insufficient collateral or the inability to meet lenders’ eligibility requirements for specific types of asset classes. On a daily basis, we monitor and forecast our available, or excess, liquidity. Additionally, we frequently perform shock analyses against various market events to monitor the adequacy of our excess liquidity.
During the nine months ended September 30, 2023, we did not experience any material issues accessing our funding sources. We expect ongoing sources of financing to be primarily repurchase agreements, revolving credit facilities, term notes payable, convertible notes and similar financing arrangements. We plan to finance our assets with a moderate amount of leverage, the level of which may vary based upon the particular characteristics of our portfolio and market conditions.
As of September 30, 2023, we had master repurchase agreements in place with 37 counterparties (lenders), the majority of which are U.S. domiciled financial institutions, and we continue to evaluate additional counterparties to manage and optimize counterparty risk. Under our repurchase agreements, we are required to pledge additional assets as collateral to our lenders when the estimated fair value of the existing pledged collateral under such agreements declines and such lenders, through a margin call, demand additional collateral. Lenders generally make margin calls because of a perceived decline in the value of our assets collateralizing the repurchase agreements. This may occur following the monthly principal reduction of assets due to scheduled amortization and prepayments on the underlying mortgages, or may be caused by changes in market interest rates, a perceived decline in the market value of the investments and other market factors. To cover a margin call, we may pledge additional assets or cash. At maturity, any cash on deposit as collateral is generally applied against the repurchase agreement balance, thereby reducing the amount borrowed. Should the value of our assets suddenly decrease, significant margin calls on our repurchase agreements could result, causing an adverse change in our liquidity position.

In addition to our master repurchase agreements that fund our Agency and non-Agency securities as well as any repurchased MSR term note bonds (originally issued by our subsidiaries), we have one repurchase facility and three revolving credit facilities that provide short- and long-term financing for our MSR portfolio. We also have one revolving credit facility that provides long-term financing for our servicing advances. A summary of our MSR and servicing advance facilities is provided in the table below:

(dollars in thousands)
September 30, 2023
Expiration Date (1)	Amount Outstanding	Unused Committed Capacity (2)	Unused Uncommitted Capacity	Total Capacity	Eligible Collateral
March 31, 2025	$725,731	$—	$174,269	$900,000	Mortgage servicing rights
March 17, 2025	$327,640	$22,360	$150,000	$500,000	Mortgage servicing rights (3)
June 29, 2024	$323,000	$77,000	$—	$400,000	Mortgage servicing rights
December 29, 2023	$219,750	$—	$80,250	$300,000	Mortgage servicing rights (4)
September 28, 2024	$34,300	$165,700	$—	$200,000	Mortgage servicing advances
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

We are subject to a variety of financial covenants under our lending agreements. The following represent the most restrictive financial covenants across our lending agreements as of September 30, 2023:
•Total indebtedness to tangible net worth must be less than 8.0:1.0. As of September 30, 2023, our total indebtedness to tangible net worth, as defined, was 5.5:1.0.
•Cash liquidity must be greater than $200.0 million. As of September 30, 2023, our liquidity, as defined, was $644.2 million.
•Net worth must be greater than the higher of $1.5 billion or 50% of the highest net worth during the 24 calendar months prior. As of September 30, 2023, 50% of the highest net worth during the 24 calendar months prior, as defined, was $1.4 billion and our net worth, as defined, was $2.1 billion.
We are also subject to additional financial covenants in connection with various other agreements we enter into in the normal course of our business. We intend to continue to operate in a manner which complies with all of our financial covenants.
The following table summarizes assets at carrying values that were pledged or restricted as collateral for the future payment obligations of repurchase agreements, revolving credit facilities, term notes payable and derivative instruments at September 30, 2023 and December 31, 2022:

(in thousands)	September 30, 2023	December 31, 2022
Available-for-sale securities, at fair value	$8,822,484	$7,426,953
Mortgage servicing rights, at fair value	3,209,284	2,958,057
Restricted cash	343,292	324,854
Due from counterparties	34,942	22,055
Derivative assets, at fair value	9,631	14,738
Other assets	42,675	67,819
U.S. Treasuries (1)	—	877,632
Total	$12,462,308	$11,692,108
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
The following table provides the maturities of our repurchase agreements, revolving credit facilities, term notes payable and convertible senior notes as of September 30, 2023 and December 31, 2022:

(in thousands)	September 30, 2023	December 31, 2022
Within 30 days	$1,717,602	$2,691,195
30 to 59 days	1,129,033	2,160,737
60 to 89 days	—	2,536,636
90 to 119 days	2,570,637	905,443
120 to 364 days	4,348,323	509,000
One to three years	1,321,550	1,316,842
Three to five years	—	282,496
Total	$11,087,145	$10,402,349

For the three months ended September 30, 2023, our restricted and unrestricted cash balance increased approximately $23.3 million to $1.0 billion at September 30, 2023. The cash movements can be summarized by the following:
•Cash flows from operating activities. For the three months ended September 30, 2023, operating activities increased our cash balances by approximately $122.3 million, primarily driven by our financial results for the quarter.
•Cash flows from investing activities. For the three months ended September 30, 2023, investing activities increased our cash balances by approximately $56.8 million, primarily driven by net proceeds from sales of MSR, derivative instruments and reverse repurchase agreements, offset by net purchases of AFS securities.
•Cash flows from financing activities. For the three months ended September 30, 2023, financing activities decreased our cash balance by approximately $155.9 million, primarily driven by repurchases of term notes payable, a decrease in revolving credit facility financing, and the payment of dividends, offset by an increase in repurchase agreement financing.

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
LIBOR and other indices which had been deemed “benchmarks” for various commercial and financial contracts have been the subject of recent national, international, and other regulatory guidance and proposals for reform, and LIBOR was phased out on June 30, 2023. Our material contracts that are or were indexed to USD-LIBOR have been amended to transition to an alternative benchmark, where necessary. Any other unmodified agreements that incorporate LIBOR as the referenced rate either (i) already had provisions in place that provide for an alternative to LIBOR upon its phase-out or that are governed by the LIBOR Act, (ii) matured or (iii) were terminated prior to June 30, 2023. See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Market Conditions and Outlook - LIBOR transition” for further discussion.
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
We perform interest rate sensitivity analyses on various measures of our financial results and condition by examining how our assets, financing, and hedges will perform in various interest rate “shock” scenarios. Two of these measures are presented below in more detail. The first measure is change in annualized net interest income over the next 12 months, including interest spread from our interest rate swaps and float income from custodial accounts associated with our MSR. The second measure is change in value of financial position, including the value of our derivative assets and liabilities. All changes in value are measured as the change from the September 30, 2023 financial position. All projected changes in annualized net interest income are measured as the change from the projected annualized net interest income based off current performance returns.
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

The following interest rate sensitivity table displays the potential impact of instantaneous, parallel changes in interest rates of +/- 25 and +/- 50 bps on annualized net interest income and portfolio value, based on our interest sensitive financial instruments at September 30, 2023. The preceding discussion shows that the results for the 25 bps move scenarios are the best representation of our interest rate exposure, followed by those for the 50 bps move scenarios. This hierarchy reflects our localized approach to managing interest rate risk: monitoring rates and rebalancing our hedges on a day to day basis, where rate moves only rarely exceed 25 bps in either direction.

	Changes in Interest Rates
(dollars in thousands)	-50 bps	-25 bps	+25 bps	+50 bps
Change in annualized net interest income (1):	$11,091	$5,536	$(5,553)	$(11,092)
% change in net interest income (1)	7.4%	3.7%	(3.7)%	(7.4)%
Change in value of financial position:
Available-for-sale securities	$243,532	$123,510	$(126,360)	$(254,950)
As a % of common equity	16.5%	8.4%	(8.5)%	(17.2)%
Mortgage servicing rights (2)	$(55,132)	$(25,102)	$18,316	$31,539
As a % of common equity (2)	(3.7)%	(1.7)%	1.2%	2.1%
Derivatives, net	$(216,859)	$(106,056)	$101,987	$200,431
As a % of common equity	(14.7)%	(7.2)%	6.9%	13.6%
Reverse repurchase agreements	$59	$30	$(29)	$(59)
As a % of common equity	—%	—%	—%	—%
Repurchase agreements	$(10,742)	$(5,371)	$5,371	$10,743
As a % of common equity	(0.7)%	(0.4)%	0.4%	0.7%
Revolving credit facilities	$(527)	$(263)	$262	$524
As a % of common equity	(0.1)%	—%	—%	—%
Term notes payable	$(104)	$(52)	$52	$103
As a % of common equity	—%	—%	—%	—%
Convertible senior notes	$(1,222)	$(611)	$593	$1,204
As a % of common equity	(0.1)%	—%	—%	0.1%
Total Net Assets	$(40,995)	$(13,915)	$192	$(10,465)
As a % of total assets	(0.3)%	(0.1)%	—%	(0.1)%
As a % of common equity	(2.8)%	(0.9)%	—%	(0.7)%
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

Certain assumptions have been made in connection with the calculation of the information set forth in the foregoing interest rate sensitivity table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at September 30, 2023. As discussed, the analysis utilizes assumptions and estimates based on our experience and judgment. Furthermore, future purchases and sales of assets could materially change our interest rate risk profile.
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

Item 4. Controls and Procedures
A review and evaluation was performed by our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that review and evaluation, the CEO and CFO have concluded that our current disclosure controls and procedures, as designed and implemented, were effective as of September 30, 2023. Although our CEO and CFO have determined our disclosure controls and procedures were effective at the end of the period covered by this Quarterly Report on Form 10-Q, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the company to disclose material information otherwise required to be set forth in the reports we submit under the Exchange Act.
There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
From time to time, we may be involved in various legal and regulatory matters that arise in the ordinary course of business. As previously disclosed, on July 15, 2020, we provided PRCM Advisers with a notice of termination of the Management Agreement for “cause” in accordance with Section 15(a) of the Management Agreement. We terminated the Management Agreement for “cause” on the basis of certain material breaches and certain events of gross negligence on the part of PRCM Advisers in the performance of its duties under the Management Agreement. On July 21, 2020, PRCM Advisers filed a complaint against us in the United States District Court for the Southern District of New York, or the Court. Subsequently, Pine River Domestic Management L.P. and Pine River Capital Management L.P. were added as plaintiffs to the matter. As amended, the complaint, or the Federal Complaint, alleges, among other things, the misappropriation of trade secrets in violation of both the Defend Trade Secrets Act and New York common law, breach of contract, breach of the implied covenant of good faith and fair dealing, unfair competition and business practices, unjust enrichment, conversion, and tortious interference with contract. The Federal Complaint seeks, among other things, an order enjoining us from making any use of or disclosing PRCM Advisers’ trade secret, proprietary, or confidential information; damages in an amount to be determined at a hearing and/or trial; disgorgement of our wrongfully obtained profits; and fees and costs incurred by the plaintiffs in pursuing the action. We have filed our answer to the Federal Complaint and made counterclaims against PRCM Advisers and Pine River Capital Management L.P. On May 5, 2022, the plaintiffs filed a motion for judgment on the pleadings, seeking judgment in their favor on all but one of our counterclaims and on one of our affirmative defenses. We opposed the motion for judgment on the pleadings. On August 10, 2023, the motion for judgment on the pleadings was granted in part and denied in part. The discovery period has ended. Our board of directors believes the Federal Complaint is without merit and that we fully complied with the terms of the Management Agreement.

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
Risks Related to the Acquisition of RoundPoint Mortgage Servicing LLC
We may fail to realize all of the expected benefits of our acquisition of RoundPoint Mortgage Servicing LLC or those benefits may take longer to realize than expected.
We completed our acquisition of RoundPoint effective September 30, 2023. We believe the operation and integration of RoundPoint as a part of our business will result in incremental pre-tax earnings, greater control over our MSR portfolio and long-term opportunities to expand upon and leverage RoundPoint’s operational capabilities to pursue additional business opportunities. It is possible that the full benefits of the acquisition of RoundPoint may not be realized as expected or may not be achieved within our anticipated time frame, or at all. Failure to achieve the anticipated benefits of the acquisition of RoundPoint could adversely affect our business, results of operations and financial condition.
In addition, we have devoted and expect to continue to devote significant attention and resources to integrate RoundPoint’s operations into our existing business operations. This integration process may disrupt our business and, if ineffective, would limit the anticipated benefits of acquiring RoundPoint.
The acquisition of RoundPoint exposes us to risks associated with in-house mortgage servicing and any new services or business activities we may pursue could result in our exposure to new or increased risks.
As a result of our acquisition of RoundPoint, we began directly servicing a portion of the mortgage loans underlying our MSR assets as well as mortgage loans underlying MSR owned by third parties. The ownership of an entity that is directly engaged in mortgage loan servicing operations exposes us to risks similar, albeit more direct, to those associated with our engagement of third party mortgage loan servicers. Such risks include but are not limited to: compliance with applicable laws, rules and regulations; compliance with rules and guidelines established by the GSEs; impacts of payment delinquencies and mortgage defaults, including any additional servicing costs or servicing advance obligations we may incur; information technology system failures or data security breaches; failure to maintain the size and scale of our MSR and servicing portfolios; and any downgrade in our servicer ratings. Any of the foregoing risks could have a material adverse effect on our business, financial condition, results of operations and liquidity.

In addition, we expect to expand upon and explore new ways for RoundPoint to participate in the structured housing finance market, which may include new loan products, reverse mortgages, HELOCs, second liens and ancillary products. Any such services or activities that we pursue may involve new or increased risk exposures compared to those to which we are currently exposed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)None.
(b)None.
(c)Our preferred share repurchase program allows for the repurchase of up to an aggregate of 5,000,000 shares of the company’s preferred stock, which includes the 8.125% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, 7.625% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock and 7.25% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock. Preferred shares may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to trading plans in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, or by any combination of such methods. The manner, price, number and timing of preferred share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The preferred share repurchase program does not require the purchase of any minimum number of shares, and, subject to SEC rules, purchases may be commenced or suspended at any time without prior notice. The preferred share repurchase program does not have an expiration date. As of September 30, 2023, we had repurchased an aggregate of 3,471,768 preferred shares under the program for a total cost of $61.4 million. We did not repurchase preferred shares during the three months ended September 30, 2023.
Our common share repurchase program allows for the repurchase of up to an aggregate of 9,375,000 shares of the company’s common stock. Common shares may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act or by any combination of such methods. The manner, price, number and timing of common share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The common share repurchase program does not require the purchase of any minimum number of shares, and, subject to SEC rules, purchases may be commenced or suspended at any time without prior notice. The common share repurchase program does not have an expiration date. As of September 30, 2023, we had repurchased 3,637,028 common shares under the program for a total cost of $208.5 million. We did not repurchase common shares during the three months ended September 30, 2023.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
(a)None.
(b)None.
(c)During the three months ended September 30, 2023, the following directors and executive officers adopted or terminated a written plan intended to satisfy affirmative defense conditions of Rule 10b5–1(c) of the Exchange Act. Each of these written plans relates to the sale of Two Harbors common stock for the purpose of satisfying tax obligations associated with future vestings of equity compensation, as permitted pursuant to the stock ownership guidelines applicable to our directors and executive officers, and replaces and supersedes a prior written plan entered into by the referenced individual related to the same. In addition, each of these written plans or terminations was entered into during an open trading window and shall take effect ninety days after adoption. The new plans shall remain in effect until amended or terminated.
On August 3, 2023, Rebecca Sandberg, our Chief Legal Officer and Secretary, adopted a written plan pursuant to which Ms. Sandberg has elected to sell a number of shares sufficient to cover the local, state and federal tax liability associated with each future vesting of equity compensation, subject to the maximum of fifty percent of shares vesting.
On August 3, 2023, James Bender, an independent director, terminated a written plan pursuant to which Mr. Bender had previously elected to sell 30% of shares vesting in connection with vestings of equity compensation.
On August 10, 2023, Stephen Kasnet, our Chairman and an independent director, adopted a written plan pursuant to which Mr. Kasnet has elected to sell 40% of shares vesting in connection with future vestings of equity compensation.
Except as set forth above, none of our directors or executive officers adopted or terminated a contract, instruction or written plan for the purchase or sale of our securities during the three months ended September 30, 2023.

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

3.12	Amended and Restated Bylaws of Two Harbors Investment Corp. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 23, 2020).
31.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
31.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)
32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

Exhibit Number	Exhibit Description
101	Financial statements from the Quarterly Report on Form 10-Q of Two Harbors Investment Corp. for the three months ended September 30, 2023, filed with the SEC on October 31, 2023, formatted in Inline XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Loss, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements. (filed herewith)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101). (filed herewith)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TWO HARBORS INVESTMENT CORP.
Dated:	October 31, 2023	By:	/s/ William Greenberg
William Greenberg President and Chief Executive Officer (Principal Executive Officer)
Dated:	October 31, 2023	By:	/s/ Mary Riskey
Mary Riskey Chief Financial Officer (Principal Financial and Accounting Officer)