Form 10-K
period 2023-12-31
TWO HARBORS INVESTMENT CORP.
filed 2024-02-20
CIK 1465740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2023, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $1.3 billion based on the closing sale price as reported on the NYSE on that date.
As of February 12, 2024, there were 103,427,329 shares of common stock, par value $0.01 per share, issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2024 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of registrant’s fiscal year covered by this Annual Report, are incorporated by reference into Part III.

TWO HARBORS INVESTMENT CORP.
2023 ANNUAL REPORT ON FORM 10-K

i

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS
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
•our ability to acquire MSR and successfully operate our seller-servicer subsidiaries and oversee the activities of our subservicers;
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
ii

PART I

Item 1. Business

Overview
Two Harbors Investment Corp. is a Maryland corporation founded in 2009 that invests in, finances and manages mortgage servicing rights, or MSR, Agency residential mortgage-backed securities, or Agency RMBS, and, through our operational platform, RoundPoint Mortgage Servicing LLC, or RoundPoint, is one of the largest servicers of conventional loans in the country. We are structured as an internally-managed real estate investment trust, or REIT, and our common stock is listed on the New York Stock Exchange, or NYSE, under the symbol “TWO”. The terms “Two Harbors,” “we,” “our,” “us” and the “company” refer to Two Harbors Investment Corp. and its subsidiaries as a consolidated entity.
We seek to leverage our core competencies of understanding and managing interest rate and prepayment risk to invest in our portfolio of MSR and Agency RMBS. Our objective is to deliver stable performance across changing market environments, and we are acutely focused on creating sustainable stockholder value over the long term.
Effective September 30, 2023, one of our wholly owned subsidiaries, Matrix Financial Services Corporation, or Matrix, acquired RoundPoint from Freedom Mortgage Corporation after the completion of customary closing conditions and receiving the required regulatory and GSE approvals. Upon closing, all servicing and origination licenses and operational capabilities remained with RoundPoint, and RoundPoint became a wholly owned subsidiary of Matrix. Management believes this acquisition will add value for stakeholders of Two Harbors through cost savings achieved by bringing the servicing of our MSR portfolio in-house, greater control over our MSR portfolio and the associated cash flows, and the ability to participate more fully in the mortgage finance space as opportunities arise.
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

Our Business
Our Investment Strategy
Our objective is to deliver stable performance across changing market environments, and we are acutely focused on creating sustainable stockholder value over the long term. We intend to achieve this objective by constructing a well-balanced portfolio consisting of MSR, Agency RMBS, and other financial assets, with a focus on managing various associated risks, including interest rate, prepayment, credit, mortgage spread and financing risk. The preservation of book value is of paramount importance to our ability to generate total return on an ongoing basis.
We make investment decisions based on a rigorous asset selection process that takes into consideration a variety of factors, including expected cash yield, risk-adjusted returns, current and projected credit fundamentals, current and projected macroeconomic considerations, current and projected supply and demand, credit and market risk concentration limits, liquidity, cost of financing and financing availability. It is our intention to select our assets in such a way as to maintain our REIT qualification and our exemption from registration under the 1940 Act.

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

Agency RMBS
Agency RMBS, meaning RMBS whose principal and interest payments are guaranteed by a U.S. government agency, such as the Government National Mortgage Association (or Ginnie Mae), or a U.S. government sponsored enterprise, or GSE, such as the Federal National Mortgage Association (or Fannie Mae) or the Federal Home Loan Mortgage Corporation (or Freddie Mac), collateralized by fixed rate mortgage loans, adjustable-rate mortgage (or ARM) loans or hybrid mortgage loans, or derivatives thereof, including:

	•	mortgage pass-through certificates;
	•	collateralized mortgage obligations;
	•	uniform mortgage-backed securities;
	•	Freddie Mac gold certificates;
	•	Fannie Mae certificates;
	•	Ginnie Mae certificates;
	•	“to-be-announced” forward contracts, or TBAs, which are pools of mortgages with specific investment terms to be issued by Ginnie Mae, Fannie Mae or Freddie Mac at a future date; and
	•	interest-only and inverse interest-only securities.
MSR	The right to control the servicing of residential mortgage loans, receive the servicing income therefrom and the obligation to service the loans in accordance with applicable laws and requirements.
Other assets may include financial and mortgage-related assets other than our target assets, including non-Agency securities (securities that are not issued or guaranteed by Ginnie Mae, Fannie Mae or Freddie Mac), other Agency securities and certain non-hedging transactions that may produce non-qualifying income for purposes of REIT gross income tests.
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
One of our wholly owned subsidiaries, Matrix Financial Services Corporation, or Matrix, holds the requisite approvals from Fannie Mae and Freddie Mac to own and manage MSR, which represent a contractual right to control the servicing of a mortgage loan, the obligation to service the loan in accordance with applicable laws and requirements and the right to collect a fee for the performance of servicing activities, such as collecting principal and interest from a borrower and distributing those payments to the owner of the loan. We acquire MSR from high-quality originators through flow and bulk purchases. On October 1, 2023, we began directly servicing the majority of the mortgage loans underlying our MSR through our newly acquired subsidiary, RoundPoint. We also contract with appropriately licensed third-party subservicers to handle servicing functions in the name of the subservicer for a portion of the loans underlying our MSR, although we expect our use of third-party subservicers will decline to minimal levels in 2024 as we continue to transfer the servicing of our MSR portfolio to RoundPoint. As the servicer of record on our MSR portfolio, we remain accountable to the GSEs for all servicing matters and, accordingly, provide substantial oversight of each of our subservicers. We believe MSR are a natural fit for our portfolio over the long term. Our MSR business leverages our core competencies in prepayment and interest rate risk analytics and the MSR assets may provide offsetting risks to our Agency RMBS, hedging both interest rate and mortgage spread risk.
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
Within the requirements of the investment guidelines, we make determinations as to the percentage of our assets that will be invested in each of our target assets. Our investment decisions depend on prevailing market conditions and may change over time in response to opportunities available in different interest rate, economic and credit environments. As a result, we cannot predict the percentage of our assets that will be invested in any of our target asset classes at any given time. We believe that the diversification of our portfolio of assets and the flexibility of our strategy, combined with the expertise of our investment team, will enable us to deliver stable performance under a variety of market conditions and economic cycles.
Financing Strategy
We deploy moderate leverage to fund the acquisition of our target assets and increase potential returns to our stockholders. We are not required to maintain any particular leverage ratio. The amount of leverage we deploy for particular investments in our target assets depends upon a variety of factors, including without limitation: general economic, political and financial market conditions; the anticipated liquidity and price volatility of our assets; the gap between the duration of assets and liabilities, including hedges; the availability and cost of financing our assets; our opinion of the credit worthiness of financing counterparties; the health of the U.S. residential mortgage and housing markets; our outlook for the level, slope and volatility of interest rates; the credit quality of the loans underlying our target assets; the rating assigned to securities; and our outlook for asset spreads relative to the Secured Overnight Financing Rate, or SOFR, curve, the Overnight Index Swap Rate, or OIS, the U.S. federal funds rate, and other benchmark rate curves.
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
In order to reduce our exposure to risks associated with lender counterparty concentration, we generally seek to diversify our exposure by entering into repurchase agreements with multiple counterparties. At December 31, 2023, we had $8.0 billion of outstanding balances under repurchase agreements with 19 counterparties, with a maximum net exposure (the difference between the amount loaned to us, including interest payable, and the value of the assets pledged by us as collateral, including accrued interest receivable on such assets) to any single lender of $67.2 million, or 3.1% of stockholders’ equity.
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
Servicing Operations
As a result of our acquisition of RoundPoint, we began directly servicing a portion of the mortgage loans underlying our MSR assets as well as mortgage loans underlying MSR owned by third parties. These servicing activities consist of collecting loan payments, remitting principal and interest payments to investors, managing escrow funds for the payment of mortgage-related expenses, such as taxes and insurance, performing loss mitigation activities on behalf of investors and otherwise administering our mortgage loan servicing portfolio in compliance with applicable laws and requirements.
Servicing Owned MSR. Where we own the right to service loans, we recognize the MSR assets in our consolidated financial statements. We primarily generate recurring revenue through contractual servicing fees and interest income on custodial deposits. As the MSR owner, we are obligated to make servicing advances to fund scheduled principal, interest, tax and insurance payments when the mortgage loan borrower has failed to make the scheduled payments and to cover foreclosure costs and various other items that are required to preserve the assets being serviced. As the MSR owner, we also generally have the right to solicit our customers for refinance opportunities.
Subservicing. We are a subservicer, which means we service loans on behalf of third party clients who own the underlying MSR. Since we do not own the right to service those loans, we do not recognize an MSR asset for those loans in our consolidated financial statements. We primarily generate servicing revenue based upon a stated fee per loan per month that varies depending upon the loan’s delinquency status, and we may earn other fees including late payment, modification, and other ancillary fees. As a subservicer, we may be obligated to make servicing advances; however, advances are generally limited, with recoveries typically following within 30 days. Additionally, our exposure to foreclosure-related costs and losses is generally limited in our subservicing relationships given those risks are retained by the owner of the MSR.

Human Capital
We believe that our people are the foundation of our success. We are dedicated to providing human capital management best practices that evolve with the needs of our business and our people. We are committed to attracting and retaining the industry’s top talent by providing competitive wages and benefits and cultivating a workplace environment in which all of our employees can thrive and contribute. As of December 31, 2023, we had 466 full time equivalent employees. We have four office locations in: Minneapolis, Minnesota; Fort Mill, South Carolina; Dallas, Texas; and New York, New York.
Compensation and Benefits. We use market data to benchmark and guide our compensation practices to ensure that our compensation program is industry standard, competitive and rewarding, while at the same time aligning the interests of our employees with those of our stockholders. In addition to competitive wages and salaries, our compensation programs are designed to attract and retain talented professionals with diverse and unique talents. Our overall package includes cash bonus and equity incentive compensation opportunities, a 401(k) plan and profit-sharing contribution, competitive health benefits, health savings accounts, generous paid time off, short- and long-term disability insurance, paid parental leave and various other leave options, life-planning, financial and legal resources, emotional well-being support and other voluntary supplemental benefits.
Employee Development and Talent Management. We believe in attracting, developing and retaining the best talent through leadership development training, talent management, career planning and other development opportunities through our educational programming. Employees receive regular business and compliance training to reinforce our culture of compliance and further enhance their career development. We encourage collaboration and teamwork to ensure mutual understanding of responsibilities, priorities and expectations. Succession planning is also a critical component of our business operations. We have established a talent management program that includes career development and ongoing evaluations of the depth of our leadership, focused on assessing succession planning needs and opportunities.
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
Workplace Culture. We strive to foster a workplace culture where every individual on our team brings their unique perspectives, abilities and experiences which contribute to driving our organizational value. We are committed to supporting the engagement and leadership of a diverse workforce, with over 60% in aggregate identifying as either female or racially/ethnically diverse, and providing opportunities for collaboration, development and career growth. We regularly conduct a pulse survey which provides valuable insights from employees on topics involving culture, diversity and inclusion, education, benefits and engagement, and pride ourselves on having a strong participation rate. We also offer a flexible work environment, providing employees the opportunity to balance their professional obligations with that of their personal.
Charitable Partnerships. We are committed to strengthening our local communities through the support of charitable organizations allied with the housing sector, and in particular those that provide housing support to families and children in need. Examples of our support include partnerships with AEON, Simpson Housing and Habitat for Humanity. In addition, we match dollar-for-dollar, up to a cap, the cash donations made by our employees to our charitable partnerships.
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
To avoid registration as an investment company, certain of our subsidiaries rely on certain exemptions from the 1940 Act, including Section 3(c)(5)(C), which exempts entities that are “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” Under the SEC staff’s current guidance, to qualify for this exemption, we must maintain (i) at least 55% of our assets in qualifying interests (referred to as the 55% Test) and (ii) at least 80% of our assets in qualifying interests plus other real estate related assets (referred to as the 80% Test). Qualifying interests for this purpose include mortgage loans and other assets, such as whole pool Agency and non-Agency RMBS, which are considered the functional equivalent of mortgage loans for the purposes of the 1940 Act. We expect each of our subsidiaries that may rely on Section 3(c)(5)(C) to invest at least 55% of its assets in qualifying interests in accordance with SEC staff guidance, and an additional 25% of its assets in either qualifying interests or other types of real estate related assets that do not constitute qualifying interests. We believe that we conduct our business so that we are exempt from the 1940 Act under Section 3(c)(5)(C), but rapid changes in the values of our assets could disrupt prior efforts to conduct our business to meet the 55% Test and the 80% Test. Our efforts to comply with the 55% Test and the 80% Test could require us to acquire or dispose of certain assets at unfavorable prices and limit our ability to pursue certain investment opportunities.
Mortgage Industry Regulation
As an owner of MSR and servicer of residential mortgage loans, we must comply with various federal and state laws, rules and regulations. These rules generally focus on consumer protection and include, among others, rules promulgated under the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, and the Gramm-Leach-Bliley Financial Modernization Act of 1999, or the Gramm-Leach-Bliley Act. We are also required to maintain qualifications, registrations and licenses in certain states in order to own and service certain of our assets. These requirements can and do change as statutes and regulations are enacted, promulgated or amended, or as regulatory guidance or interpretations evolve or change, and the trend in recent years among federal and state lawmakers and regulators has been toward increasing laws, regulations and investigative proceedings in relation to the mortgage industry generally.

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
We have implemented and will continue to implement policies, procedures and, as applicable, information technology systems in order to ensure ongoing compliance with the laws, rules and regulations applicable to our business. We have incurred and expect to incur significant ongoing operational costs to comply with such laws, rules and regulations.
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
As we grow our subservicing business, we will also compete with bank and non-bank servicers for third-party subservicing clients. The subservicing market in which we operate is highly competitive and we face competition related to the pricing and services we offer. We intend to compete by delivering meaningful value to homeowners through building lasting relationships by treating our customers with respect and professionalism, and through being a single-source solution for our customers to better manage and protect their homes, families and assets. For our MSR third-party subservicing clients, we believe we can successfully compete because we offer experience and expertise in MSR investing, with institutional quality controls and a strong compliance focus, and we are well-capitalized to withstand today’s evolving risks and to invest in necessary infrastructure to support our business. Our inability to attract subservicing clients may adversely impact our ability to grow our servicing platform, which could in turn result in an inability to achieve economies of scale, reduce costs and adversely affect our financial results.
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
The continued flow of residential mortgage-backed securities from the GSEs is essential to the operation of the mortgage markets in their current form. A number of legislative proposals have been introduced in the past that would phase out or reform the GSEs. It is not possible to predict the scope and nature of the actions that the U.S. government could ultimately take with respect to the GSEs. Although any phase out or reform would likely take several years to implement, if the structure of Fannie Mae or Freddie Mac were altered, or if they were eliminated altogether, the amount and type of Agency RMBS and other mortgage-related assets available for investment would be significantly affected. A reduction in supply of Agency RMBS and other mortgage-related assets would result in increased competition for those assets and likely lead to a significant increase in the price for our target assets. Additionally, market uncertainty with respect to the treatment of the GSEs could have the effect of reducing the actual or perceived quality of, and therefore the market value for, the Agency RMBS that we currently hold in our portfolio.

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
As a licensed servicer and owner of MSR, we are required to comply with numerous federal, state and local laws and regulations that control the manner in which we conduct our business and operations. These requirements include, among other things, the Dodd-Frank Act, the Gramm-Leach-Bliley Act and the CARES Act. In addition, given we are not a federally chartered depository institution, we must comply with applicable state licensing and compliance requirements in all jurisdictions in which we operate. These requirements can and do change as statutes and regulations are enacted, promulgated or amended, or as regulatory guidance or interpretations evolve or change.
The Dodd-Frank Act and its implementing regulations, as well as other federal and state rules, regulations and guidance that govern mortgage servicing, combine to create a complex and constantly evolving regulatory environment, and the failure to comply with these requirements may result in fines or the suspension or revocation of the qualifications, registrations and licenses necessary to operate as a servicer and owner of MSR. New or modified regulations at the federal or state level to address concerns on a variety of fronts, including potential impacts from climate change, fair and equitable access to housing and consumer data privacy and security concerns, could increase our operational expenses or otherwise enhance regulatory supervision and enforcement efforts. Ongoing efforts to enhance cooperation between federal and state regulators could also contribute to increased industry scrutiny.
We expect to continue to incur the operational and system costs necessary to maintain the processes that are needed to ensure our compliance with applicable rules and regulations as well as to monitor compliance by our business partners. Additional rules and regulations implemented by the CFPB and state regulators, as well as any changes to existing rules, could lead to changes in the way we conduct our business and increased costs of compliance.
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
In addition, as we seek to grow our subservicing business, we will compete with bank and non-bank servicers for third-party subservicing clients. The subservicing market is highly competitive, and we expect to face competition related to the pricing and services we offer. There can be no assurance that we will be able to attract and retain subservicing clients, which may adversely impact our ability to grow our servicing platform and achieve economies of scale.
Our business could suffer if we fail to attract and retain a skilled management team and workforce.
We operate in a specialized and highly regulated industry and our success is dependent upon the efforts, experience, diligence, skill and deep knowledge of our industry and operations of our executive officers and our employees. Competition for employee talent can be significant, and the companies with which we compete for employees may have greater resources than we do and may be able to offer more attractive terms of employment. The departure of an executive officer, key employee or a significant and sudden turnover of employees in a key operational area of our company could have a material adverse effect on our ability to conduct our operations and to comply with contractual and regulatory obligations, which could adversely impact our business, results of operations and financial condition.

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
We have established and maintain various risk management policies and procedures designed to identify, monitor and mitigate financial risks, such as credit risk, interest rate risk, prepayment risk and liquidity risk, as well as operational and compliance risks related to our business, assets and liabilities. These policies and procedures may not sufficiently identify all of the risks to which we are or may become exposed or mitigate the risks we have identified. Any expansion of our business activities, such as our recent acquisition of RoundPoint, may result in our being exposed to risks to which we have not previously been exposed or may increase our exposure to certain types of risks. Alternatively, any narrowing of our business activities may increase the concentration of our exposure to certain types of risk. Any failure to effectively identify and mitigate the risks to which we are exposed could have an adverse effect on our business, results of operations and financial condition.
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
As a result of the foregoing restrictions, we may be limited in our ability to make or dispose of certain investments. To the extent the SEC publishes new or different guidance with respect to these matters, we may be required to adjust our strategy accordingly. Although we monitor the portfolios of our subsidiaries that may rely on the Section 3(c)(5)(C) exemption periodically, there can be no assurance that such subsidiaries will be able to maintain this exemption.
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
We depend on repurchase agreements and other credit facilities to execute our business plan and any limitation on our ability to access funding through these sources could have a material adverse effect on our business, results of operations and financial condition.
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
Our ability to efficiently access financing through our repurchase agreements or otherwise may be adversely impacted by counterparty requirements regarding the type of assets that may be sold and the timing and process for such sales. Counterparty review and approval processes may delay the timing in which funding may be provided, or preclude funding altogether. For MSR, delays may also occur due to the need to obtain GSE approval of the collateral to be posted or the need for third-party valuations of the MSR collateral. Our lenders also may revise their eligibility requirements for the types of assets they are willing to finance or the terms of such financings, based on, among other factors, the regulatory environment and their management of perceived risk.

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
In connection with certain of our repurchase agreements, revolving credit facilities and other credit facilities, we are required to comply with certain financial covenants, the most restrictive of which are disclosed within Item 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” of this Annual Report on Form 10-K. Compliance with these financial covenants will depend on market factors and the strength of our business and operating results. Failure to comply with our financial covenants could result in an event of default, termination of the lending facility, acceleration of all amounts owing under the lending facility, and may give the counterparty the right to exercise certain other remedies under the lending agreement, including without limitation the sale of the asset subject to repurchase at the time of default, unless the counterparty granted a waiver. In addition, we may be subject to cross-default provisions under certain financing facilities that could cause an event of default under such financing facilities to be triggered by events of default under other financing arrangements.
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
We have issued and outstanding $271.9 million aggregate principal amount of 6.25% convertible senior notes due January 2026. To the extent these notes are not converted into common stock by the noteholders prior to their maturity date, we will be obligated to repay the principal amount of all outstanding notes upon maturity. In addition, if a fundamental change occurs (as described in the supplemental indenture governing the notes), noteholders have the right to require us to purchase for cash any or all of their notes. We may not have sufficient funds available at the time we are required to repay principal amounts or to purchase the notes upon a fundamental change, and we may not be able to raise additional capital or arrange necessary financing in order to make such payments on terms that are acceptable to us, if at all.
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
Our business is highly dependent on information technology and our ability to process, record and monitor many complex transactions and large amounts of data efficiently and accurately. In the ordinary course of our business, we store sensitive data, including our proprietary business information and that of our business partners, and non-public personally identifiable information of mortgage borrowers, on our networks. The secure maintenance and transmission of this information is critical to our operations. Computer malware, viruses, ransomware and phishing attacks remain widespread and are increasingly sophisticated. We are from time to time the target of attempted cyber threats. We continuously monitor and develop our information technology networks and infrastructure to prevent, detect, address and mitigate the risk of unauthorized access, misuse, computer viruses and other events that could have a security impact. Despite these security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee or service provider error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties, disruption to our operations, or disruption to our trading activities or damage our reputation, which could have a material adverse effect on our financial results and negatively affect the market price of our common stock and our ability to pay dividends to stockholders.
The resources required to protect our information technology and infrastructure, and to comply with the laws and regulations related to data and privacy protection, are continuously evolving. Even in circumstances where we are able to successfully protect such technology and infrastructure from attacks, we may incur significant expenses in connection with our responses to such attacks. Government and regulatory scrutiny of the measures taken by companies to protect against cybersecurity attacks has resulted in heightened cybersecurity requirements and additional regulatory oversight. Any of the foregoing issues may adversely impact our results of operations and financial condition.
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
The acquisition of RoundPoint directly exposes us to risks associated with mortgage servicing and any new services or business activities we may pursue could result in our exposure to new or increased risks.
As a result of our acquisition of RoundPoint, we began directly servicing a portion of the mortgage loans underlying our MSR assets as well as mortgage loans underlying MSR owned by third parties. The ownership of an entity that is directly engaged in mortgage loan servicing operations exposes us to risks inherent in mortgage loan servicing more directly than engaging third-party mortgage loan servicers. Such risks include but are not limited to: legal or regulatory actions resulting from a failure to comply with applicable laws, rules and regulations; adverse impacts resulting from a failure to comply with rules and guidelines established by the GSEs, which could limit our ability to conduct business with them; impacts of payment delinquencies and mortgage defaults, including any additional servicing costs or servicing advance obligations we may incur; information technology system failures or data security breaches; failure to maintain the size and scale of our MSR and servicing portfolios; the termination of subservicing relationships if we fail to meet our servicing obligations to our clients; and any downgrade in our servicer ratings. Any of the foregoing risks could have a material adverse effect on our business, financial condition, results of operations and liquidity.
We believe the operation and integration of RoundPoint as a part of our business will result in incremental pre-tax earnings, greater control over our MSR portfolio and long-term opportunities to expand upon and leverage RoundPoint’s operational capabilities to pursue additional business opportunities. However, it is possible that the full benefits of the acquisition of RoundPoint may not be realized as expected or may not be achieved within our anticipated time frame, or at all.
We are subject to risks associated with the use of third-party service providers.
We have engaged numerous third parties to provide us with financial, technology and other services to support our servicing operations, as well as for general corporate purposes. If a service provider’s activities do not comply with the applicable legal, regulatory or contractual requirements, we could be exposed to liability as the servicer, which could negatively impact our relationships with our servicing customers or regulators, among others. In addition, if our current service providers were to stop providing services to us on acceptable terms, including as a result of one or more bankruptcies due to poor economic conditions, we may be unable to procure alternative services from other service providers in a timely and efficient manner and on acceptable terms, or at all. If a service provider fails to comply with applicable legal or regulatory requirements on our behalf, or provide to us the services we are contractually owed, we may incur significant costs to resolve any such disruptions in service and this could adversely affect our business, financial condition and results of operations.
In addition, in connection with our servicing activities and ownership of MSR, we possess non-public personally identifiable information that is shared with third-party service providers as required or permitted by law. In the event the information technology networks and infrastructure of a third-party service provider is breached, we may be liable for losses suffered by individuals whose personal information is stolen as a result of such breach and any such liability could be material. Even if we are not liable for such losses, any breach of these third-party systems could expose us to material costs related to notifying affected individuals or other parties and providing credit monitoring services, as well as to regulatory fines or penalties.

Our ability to own and manage MSR and service mortgage loans is subject to terms and conditions established by the GSEs, which are subject to change.
Our subsidiaries’ continued approval from the GSEs to own and manage MSR and service mortgage loans is subject to compliance with each of their respective selling and servicing guidelines, minimum capital requirements and other conditions they may impose from time to time at their discretion. Failure to meet such guidelines and conditions could result in the unilateral termination of our subsidiaries’ approved status by one or more GSEs or result in the acceleration and termination of our MSR financing facilities. In addition, the implementation of more restrictive or operationally intensive guidance may increase the costs associated with owning and managing MSR, our ability to finance MSR and our ability to generate revenue from servicing mortgage loans.
We are subject to risks related to previous mortgage loan servicers.
We service mortgage loans under requirements set forth by regulatory agencies and GSEs. Failure to meet these applicable requirements can result in the assessment of fines and loss of reimbursement of loan related advances, expenses, interest and servicing fees. When the servicing of a portfolio is assumed either through the purchase of servicing rights or through a subservicing arrangement, various loans in the acquired portfolio may have been previously serviced in a manner that could interfere with our ability to meet certain applicable requirements. If not remediated by a prior servicer, such events may lead to the eventual realization of a loss to us. The recovery process against a prior servicer can be prolonged and amounts ultimately recovered from prior servicers may differ from our estimated recoveries recorded based on the prior servicer’s interpretation of responsibility for loss, which could lead to our realization of additional losses.
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
On August 14, 2020, our Management Agreement with PRCM Advisers terminated and we thereafter became a self-managed company. In connection with the termination of our Management Agreement, PRCM Advisers filed a complaint in federal court that alleges, among other things, the misappropriation of trade secrets in violation of both the Defend Trade Secrets Act and New York common law, breach of contract, breach of the implied covenant of good faith and fair dealing, unfair competition and business practices, unjust enrichment, conversion, and tortious interference with contract. The complaint seeks, among other things, an order enjoining the company from making any use of or disclosing PRCM Advisers’ trade secret, proprietary, or confidential information; damages in an amount to be determined at a hearing and/or trial; disgorgement of the company’s wrongfully obtained profits; and fees and costs incurred by PRCM Advisers in pursuing the action. Our board of directors believes the complaint is without merit and that the company has complied with the terms of the Management Agreement. However, the results of litigation are inherently uncertain. It is possible that a court could enjoin us from using certain intellectual property. In addition, any damages or costs and fees that may be awarded to PRCM Advisers related to the litigation may be significant. While we dispute and intend to vigorously defend against the claims set forth in the complaint, it is possible that the results of the litigation with PRCM Advisers may adversely affect our business, results of operations and financial condition.
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
We utilize TBA dollar roll transactions as a means of investing in and financing Agency RMBS. TBA contracts enable us to purchase or sell, for future delivery, Agency RMBS with certain principal and interest terms and certain types of collateral, but the specific securities to be delivered are not identified until shortly before the TBA settlement date. Prior to settlement of the TBA contract we may choose to move the settlement of the securities to a later date by entering into an offsetting position (referred to as a “pair off”), net settling the paired off positions for cash, and simultaneously purchasing a similar TBA contact for a later settlement date, collectively referred to as a “dollar roll.” The Agency RMBS purchased for a forward settlement date under the TBA contracts are typically priced at a discount to Agency RMBS for settlement in the current month. This difference (or discount) is referred to as the “price drop.” The price drop is the economic equivalent of net interest carry income on the underlying Agency RMBS over the roll period (interest income less implied financing cost) and is commonly referred to as a “dollar roll income.” Consequently, dollar roll transactions and such forward purchase of Agency RMBS represent a form of financing and increase our “at-risk” leverage.
Under certain market conditions, TBA dollar roll transactions may result in negative carry income whereby the Agency RMBS purchased for a forward settlement date under TBA contract are priced at a premium to Agency RMBS for settlement in the current month. Under such conditions, it may be uneconomical to roll our TBA positions prior to the settlement date, and we may have to take physical delivery of the underlying securities and settle our obligations for cash. We may not have sufficient funds or alternative financing sources available to settle such obligations. In addition, pursuant to the margin provisions established by the Mortgage-Backed Securities Division, or MBSD, of the Fixed Income Clearing Corporation, or FICC, we are subject to margin calls on our TBA contracts. Further, our prime brokerage agreements may require us to post additional margin above the levels established by the MBSD. Any failure to procure adequate financing to settle our obligations or meet margin calls under our TBA contracts could result in defaults or force us to sell assets under adverse market conditions or through foreclosure and adversely affect our results of operations and financial condition.
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
In order to qualify as a REIT for U.S. federal income tax purposes, we must continually satisfy various tests on an annual and quarterly basis regarding the sources of our income, the nature and diversification of our assets, the amounts we distribute to stockholders and the ownership of our stock. To meet these tests, we may be required to forego investments we might otherwise make. We also may be required to make distributions to stockholders at disadvantageous times. Thus, compliance with the REIT requirements may hinder our investment performance.
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

Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
Our business is highly dependent on information technology. In the ordinary course of our business, we store sensitive data, including our proprietary business information and that of our business partners, and non-public personally identifiable information of mortgage borrowers, on our networks. The secure maintenance and transmission of this information is critical to our operations. Computer malware, viruses, ransomware and phishing attacks remain widespread and are increasingly sophisticated. We are frequently the target of attempted cyber threats. We continuously monitor and develop our information technology networks and infrastructure to prevent, detect, address and mitigate the risk of unauthorized access, misuse, computer viruses and other events that could have a security impact. Despite these security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties, disruption to our operations or trading activities or damage to our reputation, all of which could have a material adverse effect on our business, results of operations and financial condition.

We recognize the importance of protecting our information and our information technology systems, and assessing, identifying and managing cybersecurity-related risks have been integrated into our risk management processes. We focus on information technology and cybersecurity measures at both an enterprise-wide operational level and an individual employee level. We have in place various methods and levels of information technology and cybersecurity measures which are aimed at protecting our information and information technology systems to help secure long-term value for our stockholders and other stakeholders. By way of example, these measures include the following:
•industry standard targeted controls and security frameworks, including the National Institute of Standards and Technology (NIST), to protect our environment, including antivirus, antimalware, multi-factor authentication, complex and regularly changed passwords, email security and firewalls to protect our assets and our ability to maintain operations;
•use of technologies to help detect, identify and manage risks within our environments, including endpoint detect and response (EDR), security information and event management (SIEM) and vulnerability management;
•a formal cybersecurity incident response plan designed to respond to security incidents in a systematic and complete manner, and involves senior executives, external technical, legal and other resources, including an incident response retainer with our third-party security operations center;
•regularly monitoring and assessing our cybersecurity programs using external parties including a third-party security operations center, cyber maturity assessments, penetration tests and other targeted controls assessments;
•central systems backup processes and associated disaster recovery plans;
•membership in an information sharing and analysis center (FS-ISAC) so that we may stay informed about challenges specific to the financial services industry and contribute to the overall cybersecurity community; and
•employee training and awareness programs addressing cybersecurity and data privacy challenges we face in our industry.
The risk oversight committee of our board of directors is responsible for overseeing matters relating to our information technology and cybersecurity risk exposures and the steps our company takes to monitor and mitigate these risks. The risk oversight committee is briefed semi-annually by senior management and the Chief Information Security Officer, or CISO, on cybersecurity matters, or more frequently as the circumstances require. To assist the risk oversight committee, we also have established a security and privacy steering committee comprised of members of senior management and our CISO to oversee data privacy and cybersecurity matters. Our CISO has extensive information technology and program management experience, has served in the role since 2019 and has supported the company since 2015.

Item 2. Properties
We lease administrative office space in Minnesota, New York, South Carolina and Texas. We do not own, lease or utilize any physical properties that would be considered material to our business and operations.

Item 3. Legal Proceedings
From time to time, we may be involved in various legal and regulatory matters that arise in the ordinary course of business. As previously disclosed, on July 15, 2020, we provided PRCM Advisers with a notice of termination of the Management Agreement for “cause” in accordance with Section 15(a) of the Management Agreement. We terminated the Management Agreement for “cause” on the basis of certain material breaches and certain events of gross negligence on the part of PRCM Advisers in the performance of its duties under the Management Agreement. On July 21, 2020, PRCM Advisers filed a complaint against us in the United States District Court for the Southern District of New York, or the Court. Subsequently, Pine River Domestic Management L.P. and Pine River Capital Management L.P. were added as plaintiffs to the matter. As amended, the complaint, or the Federal Complaint, alleges, among other things, the misappropriation of trade secrets in violation of both the Defend Trade Secrets Act and New York common law, breach of contract, breach of the implied covenant of good faith and fair dealing, unfair competition and business practices, unjust enrichment, conversion, and tortious interference with contract. The Federal Complaint seeks, among other things, an order enjoining us from making any use of or disclosing PRCM Advisers’ trade secret, proprietary, or confidential information; damages in an amount to be determined at a hearing and/or trial; disgorgement of our wrongfully obtained profits; and fees and costs incurred by the plaintiffs in pursuing the action. We have filed our answer to the Federal Complaint and made counterclaims against PRCM Advisers and Pine River Capital Management L.P. On May 5, 2022, the plaintiffs filed a motion for judgment on the pleadings, seeking judgment in their favor on all but one of our counterclaims and on one of our affirmative defenses. We opposed the motion for judgment on the pleadings. On August 10, 2023, the motion for judgment on the pleadings was granted in part and denied in part. The discovery period has ended. On November 8, 2023, the Company and the plaintiffs filed motions for summary judgment, seeking judgment in their favor on the pending claims and counterclaims. Each party opposed the other party’s motion for summary judgment. The motions for summary judgment are fully briefed. Our board of directors believes the Federal Complaint is without merit and that we fully complied with the terms of the Management Agreement.

Item 4. Mine Safety Disclosures
None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information
Our common stock is listed on the NYSE under the symbol “TWO”. As of February 12, 2024, 103,427,329 shares of common stock were issued and outstanding.

Holders
As of February 12, 2024, there were 492 registered holders and approximately 99,074 beneficial owners of our common stock.

Dividends
We have historically paid dividends on our common stock. All dividend distributions are authorized by our board of directors, in its discretion, and will depend on such items as our REIT taxable income, financial condition, maintenance of REIT status, and other factors that the board of directors may deem relevant from time to time. The holders of our common stock share proportionally on a per share basis in all declared dividends on our common stock. Dividends cannot be paid on our common stock unless we have paid full cumulative dividends on all classes of our preferred stock. We have paid full cumulative dividends on all classes of our preferred stock from the respective dates of issuance through December 31, 2023. We intend to continue to pay quarterly dividends on our common stock and to distribute to our common stockholders as dividends 100% of our REIT taxable income, on an annual basis.
We have not established a minimum dividend distribution level for our common stock. See Item 1A, “Risk Factors” and Item 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” of this Annual Report on Form 10-K for information regarding the sources of funds used for dividends and for a discussion of factors, if any, which may adversely affect our ability to pay dividends in 2024 and thereafter.
Our stock transfer agent and registrar is Equiniti Trust Company, LLC. Requests for information from Equiniti Trust Company, LLC can be sent to Equiniti Trust Company, LLC, P.O. Box 64856, St. Paul, MN 55164-0856 and their telephone number is 1-800-468-9716.

Securities Authorized for Issuance under Equity Compensation Plans
Our Second Restated 2009 Equity Incentive Plan and our 2021 Equity Incentive Plan, or the Equity Incentive Plans, were adopted by our board of directors and approved by our stockholders for the purpose of enabling us to provide equity compensation to attract and retain qualified directors, officers, advisers, consultants and other personnel. The Equity Incentive Plans are administered by the compensation committee of our board of directors and permit the grants of restricted common stock, restricted stock units, or RSUs, performance-based awards (including performance share units, or PSUs), phantom shares, dividend equivalent rights and other equity-based awards. For a detailed description of the Equity Incentive Plans, see Note 18 - Equity Incentive Plans of the consolidated financial statements included under Item 8 of this Annual Report on Form 10-K.
The following table presents certain information about the Equity Incentive Plans as of December 31, 2023:

	December 31, 2023
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column of this table)
Equity compensation plans approved by stockholders (1)	—	$—	4,000,917
Equity compensation plans not approved by stockholders	—	—	—
Total	—	$—	4,000,917
___________________
(1)For a detailed description of the Equity Incentive Plans, see Note 18 - Equity Incentive Plans of the consolidated financial statements included under Item 8 of this Annual Report on Form 10-K.

Performance Graph
The following graph compares a stockholder’s cumulative total return, assuming $100 invested at December 31, 2018, with all reinvestment of dividends, as if such amounts had been invested in: (i) our common stock; (ii) the stocks included in the Standard and Poor’s 500 Stock Index, or S&P 500; and (iii) the stocks included in the Bloomberg REIT Mortgage Index.

COMPARISON OF CUMULATIVE TOTAL RETURN
Among Two Harbors Investment Corp.,
S&P 500 and Bloomberg REIT Mortgage Index

225
200
175
150
125
100
75
50
25
Index Value
12/31/18
6/30/19
12/31/19
6/30/20
12/31/20
6/30/21
12/31/21
6/30/22
12/31/22
6/30/23
12/31/23
Period Ending
Two Harbors Investment Corp.
S&P 500
Bloomberg REIT Mortgage Index

	December 31,
Index	2023	2022	2021	2020	2019
Two Harbors Investment Corp.	$48.37	$47.20	$61.55	$61.50	$128.66
S&P 500	$207.04	$163.98	$200.29	$155.65	$131.47
Bloomberg REIT Mortgage Index	$97.93	$85.54	$113.11	$96.18	$123.63

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Our preferred share repurchase program allows for the repurchase of up to an aggregate of 5,000,000 shares of the company’s preferred stock, which includes the 8.125% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, 7.625% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock and 7.25% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock. Preferred shares may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to trading plans in accordance with Rule 10b5-1 under the Exchange Act or by any combination of such methods. The manner, price, number and timing of preferred share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The preferred share repurchase program does not require the purchase of any minimum number of shares, and, subject to SEC rules, purchases may be commenced or suspended at any time without prior notice. The preferred share repurchase program does not have an expiration date.

The following table reflects purchases of our 8.125% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, 7.625% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock and 7.25% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock under the preferred share repurchase program during the three months ended December 31, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans of Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Series A Preferred Stock:
October 1, 2023 through October 31, 2023	—	$—	—	N/A
November 1, 2023 through November 30, 2023	—	—	—	N/A
December 1, 2023 through December 31, 2023	10,297	22.18	10,297	N/A
Total	10,297	$22.18	10,297	N/A
Series B Preferred Stock:
October 1, 2023 through October 31, 2023	—	$—	—	N/A
November 1, 2023 through November 30, 2023	—	—	—	N/A
December 1, 2023 through December 31, 2023	58,822	21.53	58,822	N/A
Total	58,822	$21.53	58,822	N/A
Series C Preferred Stock:
October 1, 2023 through October 31, 2023	—	$—	—	N/A
November 1, 2023 through November 30, 2023	—	—	—	N/A
December 1, 2023 through December 31, 2023	152,687	21.96	152,687	N/A
Total	152,687	$21.96	152,687	N/A
____________________
(1)Our preferred share repurchase program allows for the repurchase of up to an aggregate of 5,000,000 shares of the company’s preferred stock, which includes the 8.125% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, 7.625% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock and 7.25% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock. As of December 31, 2023, we had repurchased an aggregate of 3,693,574 preferred shares under the program and had remaining authorization to repurchase up to 1,306,426 of such securities.

Our common share repurchase program allows for the repurchase of up to an aggregate of 9,375,000 shares of the company’s common stock. Common shares may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act or by any combination of such methods. The manner, price, number and timing of common share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The common share repurchase program does not require the purchase of any minimum number of shares, and, subject to SEC rules, purchases may be commenced or suspended at any time without prior notice. The common share repurchase program does not have an expiration date. As of December 31, 2023, we had repurchased 3,637,028 common shares under the program for a total cost of $208.5 million. We did not repurchase common shares during the three months ended December 31, 2023.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes included elsewhere in this Annual Report on Form 10-K. This section of this Form 10-K generally discusses 2023 and 2022 items and year-to-year comparisons between 2023 and 2022. Discussions of 2021 items and year-to-year comparisons between 2022 and 2021 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

General
We are a Maryland corporation that invests in, finances and manages MSR, Agency RMBS, and, through our operational platform, RoundPoint, is one of the largest servicers of conventional loans in the country. We are structured as an internally-managed REIT and our common stock is listed on the NYSE under the symbol “TWO”.
We seek to leverage our core competencies of understanding and managing interest rate and prepayment risk to invest in our portfolio of MSR and Agency RMBS. Our objective is to deliver stable performance across changing market environments, and we are acutely focused on creating sustainable stockholder value over the long term.
Effective September 30, 2023, one of our wholly owned subsidiaries, Matrix, acquired RoundPoint from Freedom Mortgage Corporation after the completion of customary closing conditions and receiving the required regulatory and GSE approvals. Upon closing, all servicing and origination licenses and operational capabilities remained with RoundPoint, and RoundPoint became a wholly owned subsidiary of Matrix. Management believes this acquisition will add value for stakeholders of Two Harbors through cost savings achieved by bringing the servicing of our MSR portfolio in-house, greater control over our MSR portfolio and the associated cash flows, and the ability to participate more fully in the mortgage finance space as opportunities arise.
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
Matrix holds the requisite approvals from Fannie Mae and Freddie Mac to own and manage MSR, which represent a contractual right to control the servicing of a mortgage loan, the obligation to service the loan in accordance with applicable laws and requirements and the right to collect a fee for the performance of servicing activities, such as collecting principal and interest from a borrower and distributing those payments to the owner of the loan. We acquire MSR from high-quality originators through flow and bulk purchases. On October 1, 2023, we began directly servicing the majority of the mortgage loans underlying our MSR through our newly acquired subsidiary, RoundPoint. We also contract with appropriately licensed third-party subservicers to handle servicing functions in the name of the subservicer for a portion of the loans underlying our MSR, although we expect our use of third-party subservicers will decline to minimal levels in 2024 as we continue to transfer the servicing of our MSR portfolio to RoundPoint. As the servicer of record on our MSR portfolio, we remain accountable to the GSEs for all servicing matters and, accordingly, provide substantial oversight of each of our subservicers. We believe MSR are a natural fit for our portfolio over the long term. Our MSR business leverages our core competencies in prepayment and interest rate risk analytics and the MSR assets may provide offsetting risks to our Agency RMBS, hedging both interest rate and mortgage spread risk.
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

Factors Affecting our Operating Results
Our net interest income includes income from our securities portfolio, including the amortization of purchase premiums and accretion of purchase discounts. Net interest income, as well as our servicing income, net of servicing costs, will fluctuate primarily as a result of changes in market interest rates, our financing costs and prepayment speeds on our assets. Interest rates, financing costs and prepayment rates vary according to the type of investment, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty.

Fair Value Measurement
A significant portion of our assets and liabilities are reported at fair value and, therefore, our consolidated balance sheets and statements of comprehensive loss are significantly affected by fluctuations in market prices. At December 31, 2023, approximately 87.3% of our total assets, or $11.5 billion, consisted of financial instruments recorded at fair value. See Note 11 - Fair Value to the consolidated financial statements, included in this Annual Report on Form 10-K, for descriptions of valuation methodologies used to measure material assets and liabilities at fair value and details of the valuation models, key inputs to those models and significant assumptions utilized. Although we execute various hedging strategies to mitigate our exposure to changes in fair value, we cannot fully eliminate our exposure to volatility caused by fluctuations in market prices.
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
Considerable judgment is used in forming conclusions and estimating inputs to our Level 3 fair value measurements. Level 3 inputs such as interest rate movements, prepayments speeds, credit losses and discount rates are inherently difficult to estimate. Changes to these inputs can have a significant effect on fair value measurements. Accordingly, there is no assurance that our estimates of fair value are indicative of the amounts that would be realized on the ultimate sale or exchange of these assets. At December 31, 2023, 23.3% of our total assets were classified as Level 3 fair value assets.

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
The methods used by us to estimate fair value for AFS securities, MSR and derivative instruments may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while we believe that our valuation methods are appropriate and consistent with other market participants, the use of different methodologies, or assumptions, to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. We use prices obtained from third-party pricing vendors or broker quotes deemed indicative of market activity and current as of the measurement date, which in periods of market dislocation, may have reduced transparency. For more information on our fair value measurements, see Note 11 to the consolidated financial statements, included under Item 8 of this Annual Report on Form 10-K. Additionally, the key economic assumptions and sensitivity of the fair value of MSR to immediate adverse changes in these assumptions are presented in Note 6 to the consolidated financial statements, included under Item 8 of this Annual Report on Form 10-K.

Market Conditions and Outlook
The fourth quarter of 2023 was marked by continued volatility in rates and spreads. Fueled by a stronger-than-expected September employment report, coupled with the outbreak of war in the Middle East, interest rates moved steadily higher in early October. At its peak, the 10-year treasury yield briefly touched 5%, approximately 40 basis points higher than it was at the beginning of the quarter. An abrupt turn of sentiment followed in early November after Chairman Powell’s optimistic assessment of the efforts of the Federal Reserve, or the Fed, to bring down inflation and engineer a soft landing. Interest rates quickly reversed course and declined 36 basis points over the next three trading sessions. Supportive economic data in November, as well as dovish Fed commentary, drove the market to price in as many as six interest rate cuts in 2024. The entire yield curve responded, as the 10-year treasury rate finished the quarter at a yield of 3.88%, 69 basis points lower than it started at the beginning of the quarter, and the 2-year treasury rate declined 79 basis points to 4.25%, resulting in a net 10 basis points steepening of the yield curve. From peak to trough, the 5-year and 10-year treasury yields moved 120 basis points in the quarter.

Following the rise in interest rates in October, mortgage spreads underperformed, widening by about 20 basis points. Rates reversed course in November, and spreads tightened back by about 35 basis points. This tightening trend continued in December with the Fed strongly signaling that the period of rate hikes was over. Ultimately, current coupon mortgage spreads on a nominal basis finished the quarter at 118 basis points, tighter by 33 basis points. This was at the tighter end of the 2023 range of 100 to 167 basis points. Though the current coupon spread is still much wider than the longer-term “non-QE” average of 80 basis points, it reflects an environment of high realized rate volatility and tepid demand from depository institutions. Being at the tighter end of the range is likely the result of the market’s expectation for more than five Fed rate cuts in 2024, a steeper forward curve and lower forward implied volatility.
As yields for Treasuries declined, 30-year mortgage rates fell by 70 basis points, to 6.42%, during the quarter. Even with this decline, prepayments are almost entirely dependent on housing turnover as only 4% of the mortgage universe was rate refinanceable at year end. As anticipated, reported prepayment rates broadly declined by 16% in the fourth quarter. This decline reflected a seasonal slowdown and an effective mortgage rates of over 7%, the highest in 20 years. Despite 30-year mortgage rates falling by 70 basis points over the quarter, 96% of mortgages remained outside the refinance window.
As is typical, the pace of MSR sales slowed in the fourth quarter with $53 billion offered in the bulk market. This brought the total MSR offered for the year to just under $500 billion. 2023 finished as the second most active year in the MSR market, falling just behind 2022’s total of $525 billion. Lower supply in the fourth quarter did little to affect the traded spreads of MSR, which have been stable over the past several quarters, further supported by a benign prepayment environment. Bids remain well supported, as evidenced by sellers typically receiving a high single digit number of bids.
RMBS funding markets remained stable and liquid throughout the quarter with ample balance sheet available even over quarter ends. Spreads on repurchase agreements widened slightly into the fourth quarter and year end with financing for RMBS between SOFR plus 23 to 25 basis points.
Looking forward, our MSR portfolio, with a weighted average mortgage rate of only 3.45%, still has less than 1% of its balances with 50 basis points or more of rate incentive to refinance. If mortgage rates remain at year-end levels for the first quarter of 2024, we expect prepayment rates for our MSR to increase only by about 5 to 10%. Even with this increase, prepayment speeds are at historically low levels and continue to provide a tailwind for this component of our strategy. As mentioned previously, nominal spreads for RMBS also remain at historically attractive levels, though at the tighter end of recent ranges. If the Fed is indeed done hiking rates, with the next policy action being a rate cut in 2024, we would expect a narrower range for spreads this year, though volatility can remain high until the path forward becomes more clear. Given the levered returns available in the market for our combined strategies, we remain optimistic about the return potential of our portfolio of investments.
The following table provides the carrying value of our investment portfolio by asset type:

(dollars in thousands)	December 31, 2023		December 31, 2022
Agency RMBS	$8,335,245	73.2%	$7,668,752	71.1%
Mortgage servicing rights	3,052,016	26.8%	2,984,937	27.7%
Other	4,150	—%	125,158	1.2%
Total	$11,391,411		$10,778,847

Prepayment speeds and volatility due to interest rates
Our portfolio is subject to market risks, primarily interest rate risk and prepayment risk. We seek to offset a portion of our Agency pool market value exposure through our MSR and interest-only Agency RMBS portfolios. During periods of decreasing interest rates with rising prepayment speeds, the market value of our Agency pools generally increases and the market value of our interest-only securities and MSR generally decreases. The inverse relationship occurs when interest rates rise and prepayments fall. Average prepayment speeds for our portfolio decreased from the prior quarter due to mortgage rates and weaker seasonal factors. In addition to changes in interest rates, changes in home price performance, key employment metrics and government programs, among other macroeconomic factors, can affect prepayment speeds. We believe our active portfolio management approach, including our asset selection process, positions us to respond to a variety of market scenarios. Although we are unable to predict future interest rate movements, our strategy of pairing Agency RMBS with MSR, with a focus on managing various associated risks, including interest rate, prepayment, credit, mortgage spread and financing risk, is intended to generate stable performance with a low level of sensitivity to changes in the yield curve, prepayments and interest rate cycles.

The following table provides the three-month average CPR experienced by our Agency RMBS and MSR during the three months ended December 31, 2023, and the four immediately preceding quarters:

	Three Months Ended
	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022
Agency RMBS	5.2%	6.5%	6.5%	5.3%	5.9%
Mortgage servicing rights	3.8%	4.9%	5.5%	4.1%	4.6%

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
The following tables provide the carrying value of our Agency RMBS portfolio by underlying mortgage loan rate type:

	December 31, 2023
(dollars in thousands)	Principal/ Current Face	Carrying Value	Weighted Average CPR (1)	% Prepayment Protected	Gross Weighted Average Coupon Rate	Amortized Cost	Allowance for Credit Losses	Weighted Average Loan Age (months)
Agency RMBS AFS:
30-Year Fixed:
≤ 2.5%	$420,720	$359,801	3.6%	—%	3.3%	$359,188	$—	30
3.0%	237,874	211,852	2.6%	85.4%	3.7%	210,850	—	26
3.5%	125,647	115,675	2.0%	84.9%	4.3%	113,092	—	22
4.0%	503,451	479,715	5.2%	100.0%	4.6%	508,294	—	49
4.5%	2,331,021	2,281,535	5.2%	100.0%	5.1%	2,384,460	—	40
5.0%	2,084,422	2,078,510	3.6%	100.0%	5.8%	2,125,950	—	21
5.5%	1,358,288	1,370,920	5.4%	99.8%	6.4%	1,371,534	—	18
6.0%	779,560	795,963	6.1%	99.8%	6.9%	799,184	—	17
≥ 6.5%	8,448	8,853	7.4%	97.8%	7.8%	9,084	—	249
	7,849,431	7,702,824	4.7%	94.7%	5.5%	7,881,636	—	28
Other P&I	572,302	569,077	0.8%	—%	5.3%	564,336	—	9
Interest-only	840,723	51,098	5.3%	—%	4.3%	58,567	(3,619)	100
Agency Derivatives	163,735	12,246	8.0%	—%	6.7%	17,814	—	225
Total Agency RMBS	$9,426,191	$8,335,245		87.5%		$8,522,353	$(3,619)

	December 31, 2022
(dollars in thousands)	Principal/ Current Face	Carrying Value	Weighted Average CPR (1)	% Prepayment Protected	Gross Weighted Average Coupon Rate	Amortized Cost	Allowance for Credit Losses	Weighted Average Loan Age (months)
Agency RMBS AFS:
30-Year Fixed:
≤ 2.5%	$—	$—	—%	—%	—%	$—	$—	—
3.0%	—	—	—%	—%	—%	—	—	—
3.5%	—	—	—%	—%	—%	—	—	—
4.0%	1,459,733	1,382,120	3.9%	100.0%	4.6%	1,474,169	—	20
4.5%	3,087,310	3,006,356	5.9%	100.0%	5.2%	3,152,567	—	25
5.0%	2,439,709	2,430,470	6.5%	100.0%	5.7%	2,506,339	—	10
5.5%	206,504	209,351	2.0%	98.4%	6.2%	211,992	—	41
6.0%	194,834	199,467	5.3%	99.2%	6.7%	200,776	—	18
≥ 6.5%	10,561	11,138	13.1%	97.7%	7.8%	11,431	—	243
	7,398,651	7,238,902	5.6%	99.9%	5.3%	7,557,274	—	19
Other P&I	382,626	378,558	1.3%	88.5%	5.4%	379,837	—	30
Interest-only	963,865	36,116	8.1%	—%	4.9%	45,882	(6,785)	143
Agency Derivatives	196,457	15,176	8.4%	—%	6.7%	20,696	—	216
Total Agency RMBS	$8,941,599	$7,668,752		98.7%		$8,003,689	$(6,785)
____________________
(1)Weighted average actual one-month CPR released at the beginning of the following month based on RMBS held as of the preceding month-end.

Our MSR portfolio offers attractive spreads and has many risk reducing characteristics when paired with our Agency RMBS portfolio. The following table summarizes activity related to the unpaid principal balance, or UPB, of loans underlying our MSR portfolio for the three months ended December 31, 2023, and the four immediately preceding quarters:

	Three Months Ended
(in thousands)	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022
UPB at beginning of period	$218,662,270	$222,622,177	$212,444,503	$204,876,693	$206,613,560
Purchases of mortgage servicing rights	829,133	472,154	14,773,601	11,381,496	2,677,674
Sales of mortgage servicing rights	(61,612)	—	—	(142,598)	—
Scheduled payments	(1,639,884)	(1,639,871)	(1,594,693)	(1,527,309)	(1,538,046)
Prepaid	(2,127,341)	(2,786,904)	(2,993,493)	(2,119,541)	(2,439,936)
Other changes	(15,394)	(5,286)	(7,741)	(24,238)	(436,559)
UPB at end of period	$215,647,172	$218,662,270	$222,622,177	$212,444,503	$204,876,693

Counterparty exposure and leverage ratio
We monitor counterparty exposure amongst our broker, banking and lending counterparties on a daily basis. We believe our broker and banking counterparties are well-capitalized organizations, and we attempt to manage our cash balances across these organizations to reduce our exposure to any single counterparty.
As of December 31, 2023, we had entered into repurchase agreements with 37 counterparties, 19 of which had outstanding balances. In addition, we held short- and long-term borrowings under revolving credit facilities, term notes payable and unsecured convertible senior notes. As of December 31, 2023, the debt-to-equity ratio funding our Agency and non-Agency investment securities, MSR and servicing advances, which includes unsecured borrowings under convertible senior notes, was 4.5:1.0.

As of December 31, 2023, we held $729.7 million in cash and cash equivalents, approximately $1.1 million of unpledged Agency securities and $3.8 million of unpledged non-Agency securities. As a result, we had an overall estimated unused borrowing capacity on our unpledged securities of approximately $3.2 million. As of December 31, 2023, we held approximately $4.1 million of unpledged MSR and $63.5 million of unpledged servicing advances. Overall, on December 31, 2023, we had $167.9 million unused committed and $423.3 million unused uncommitted borrowing capacity on MSR financing facilities, and $165.7 million in unused committed borrowing capacity on servicing advance financing facilities. Generally, unused borrowing capacity may be the result of our election not to utilize certain financing, as well as delays in the timing in which funding is provided, insufficient collateral or the inability to meet lenders’ eligibility requirements for specific types of asset classes.
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
Our book value per common share for U.S. GAAP purposes was $15.21 at December 31, 2023, a decrease from $15.36 per common share at September 30, 2023, and a decrease from $17.72 per common share at December 31, 2022. The decline in book value for both the three and twelve months ended December 31, 2023 was primarily driven by net widening of mortgage spreads and dividends declared, offset by net unrealized gains recognized on AFS securities.
Our GAAP net loss attributable to common stockholders was $444.7 million and $152.0 million ($(4.56) and $(1.60) per diluted weighted average share) for the three and twelve months ended December 31, 2023, respectively, as compared to GAAP net loss attributable to common stockholders of $262.4 million and GAAP net income attributable to common stockholders of $186.8 million ($(3.04) and $2.13 per diluted weighted average share) for the three and twelve months ended December 31, 2022, respectively.
With our accounting treatment for AFS securities, unrealized fluctuations in the market values of AFS securities, excluding certain AFS securities for which we have elected the fair value option and securities with an allowance for credit losses, do not impact our GAAP net (loss) income or taxable income but are recognized on our consolidated balance sheets as a change in stockholders’ equity under “accumulated other comprehensive loss.” For the three and twelve months ended December 31, 2023, net unrealized gains on AFS securities recognized as other comprehensive income were $405.9 million and net unrealized losses on AFS securities recognized as other comprehensive loss were $38.6 million, respectively. Additionally, we reclassify unrealized gains and losses on AFS securities in accumulated other comprehensive loss to net (loss) income upon the recognition of any realized gains and losses on sales as individual securities are sold. For the three and twelve months ended December 31, 2023, we reclassified $77.6 million and $140.9 million, respectively, in unrealized losses on sold AFS securities from accumulated other comprehensive loss to (loss) gain on investment securities on the consolidated statements of comprehensive loss.

The following table presents the components of our comprehensive income (loss) for the three and twelve months ended December 31, 2023 and 2022:

(in thousands, except share data)	Three Months Ended		Year Ended
Income Statement Data:	December 31,		December 31,
	2023	2022	2023	2022
	(unaudited)
Net interest income (expense):
Interest income	$122,401	$99,303	$480,364	$295,540
Interest expense	168,080	115,627	643,225	258,395
Net interest (expense) income	(45,679)	(16,324)	(162,861)	37,145
Net servicing income:
Servicing income	178,609	160,926	685,777	603,911
Servicing costs	12,029	25,272	95,488	94,119
Net servicing income	166,580	135,654	590,289	509,792
Other income (loss):
Loss on investment securities	(82,469)	(347,450)	(69,970)	(603,937)
(Loss) gain on servicing asset	(172,589)	(64,085)	(111,620)	425,376
(Loss) gain on interest rate swap and swaption agreements	(139,234)	—	(52,946)	29,499
(Loss) gain on other derivative instruments	(143,812)	53,301	(166,210)	9,310
Other income (loss)	—	112	5,103	(5)
Total other loss	(538,104)	(358,122)	(395,643)	(139,757)
Expenses:
Compensation and benefits	21,297	7,411	52,865	40,723
Other operating expenses	23,959	15,540	62,313	42,005
Total expenses	45,256	22,951	115,178	82,728
(Loss) income before income taxes	(462,459)	(261,743)	(83,393)	324,452
(Benefit from) provision for income taxes	(29,259)	8,480	22,978	104,213
Net (loss) income	(433,200)	(270,223)	(106,371)	220,239
Dividends on preferred stock	(12,012)	(12,365)	(48,607)	(53,607)
Gain on repurchase and retirement of preferred stock	519	20,149	2,973	20,149
Net (loss) income attributable to common stockholders	$(444,693)	$(262,439)	$(152,005)	$186,781
Basic (loss) earnings per weighted average common share	$(4.56)	$(3.04)	$(1.60)	$2.15
Diluted (loss) earnings per weighted average common share	$(4.56)	$(3.04)	$(1.60)	$2.13
Dividends declared per common share	$0.45	$0.60	$1.95	$2.64
Weighted average number of shares of common stock:
Basic	97,489,039	86,391,405	95,672,143	86,179,418
Diluted	97,489,039	86,391,405	95,672,143	96,076,175
Comprehensive income (loss):
Net (loss) income	$(433,200)	$(270,223)	$(106,371)	$220,239
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	483,579	422,672	102,282	(465,057)
Other comprehensive income (loss)	483,579	422,672	102,282	(465,057)
Comprehensive income (loss)	50,379	152,449	(4,089)	(244,818)
Dividends on preferred stock	(12,012)	(12,365)	(48,607)	(53,607)
Gain on repurchase and retirement of preferred stock	519	20,149	2,973	20,149
Comprehensive income (loss) attributable to common stockholders	$38,886	$160,233	$(49,723)	$(278,276)

(in thousands)	December 31, 2023	December 31, 2022
Balance Sheet Data:
Available-for-sale securities	$8,327,149	$7,778,734
Mortgage servicing rights	$3,052,016	$2,984,937
Total assets	$13,138,800	$13,466,160
Repurchase agreements	$8,020,207	$8,603,011
Revolving credit facilities	$1,329,171	$1,118,831
Term notes payable	$295,271	$398,011
Convertible senior notes	$268,582	$282,496
Total stockholders’ equity	$2,203,390	$2,183,525

Results of Operations
The following analysis focuses on financial results during the three and twelve months ended December 31, 2023 and 2022.
Interest Income
Interest income increased from $99.3 million and $295.5 million for the three and twelve months ended December 31, 2022, respectively, to $122.4 million and $480.4 million for the same periods in 2023 due to an increase in Agency RMBS portfolio size, lower amortization recognized on Agency RMBS due to lower unamortized premium, and higher interest on cash balances as a result of the higher interest rate environment.
Interest Expense
Interest expense increased from $115.6 million and $258.4 million for the three and twelve months ended December 31, 2022, respectively, to $168.1 million and $643.2 million for the same periods in 2023. The increase in interest expense for the three and twelve months ended December 31, 2023, as compared to the same periods in 2022, was primarily due to increases in interest rates and higher borrowing balances on both AFS securities and MSR, offset by lower borrowing balances on convertible senior notes.
Net Interest Income
The following tables present the components of interest income and average net asset yield earned by asset type, the components of interest expense and average cost of funds on borrowings incurred by collateral type, and net interest income and average net interest spread for the three and twelve months ended December 31, 2023 and 2022:

	Three Months Ended December 31, 2023			Year Ended December 31, 2023
(dollars in thousands)	Average Balance (1)	Interest Income/Expense	Net Yield/Cost of Funds	Average Balance (1)	Interest Income/Expense	Net Yield/Cost of Funds
Interest-earning assets:
Available-for-sale securities	$8,822,467	$103,250	4.7%	$8,926,898	$412,310	4.6%
Reverse repurchase agreements	282,522	3,839	5.4%	419,188	19,889	4.7%
Other		15,312			48,165
Total interest income/net asset yield	$9,104,989	$122,401	5.4%	$9,346,086	$480,364	5.1%
Interest-bearing liabilities:
Borrowings collateralized by:
Available-for-sale securities	$8,157,185	$117,021	5.7%	$8,407,394	$442,880	5.3%
Agency Derivatives (2)	8,694	135	6.2%	11,283	642	5.7%
Mortgage servicing rights and advances (3)	2,014,734	46,267	9.2%	1,979,403	174,253	8.8%
U.S. Treasuries (4)	—	—	—%	144,045	6,629	4.6%
Unsecured borrowings:
Convertible senior notes	268,447	4,651	6.9%	272,993	18,815	6.9%
Other		6			6
Total interest expense/cost of funds	$10,449,060	$168,080	6.4%	$10,815,118	$643,225	5.9%
Net interest expense/spread		$(45,679)	(1.0)%		$(162,861)	(0.8)%

	Three Months Ended December 31, 2022			Year Ended December 31, 2022
(dollars in thousands)	Average Balance (1)	Interest Income/Expense	Net Yield/Cost of Funds	Average Balance (1)	Interest Income/Expense	Net Yield/Cost of Funds
Interest-earning assets:
Available-for-sale securities	$8,118,269	$83,712	4.1%	$7,997,618	$272,230	3.4%
Reverse repurchase agreements	743,925	7,109	3.8%	311,844	8,469	2.7%
Other		8,482			14,841
Total interest income/net asset yield	$8,862,194	$99,303	4.5%	$8,309,462	$295,540	3.6%
Interest-bearing liabilities:
Borrowings collateralized by:
Available-for-sale securities	$7,664,204	$68,627	3.6%	$7,804,563	$138,138	1.8%
Agency Derivatives (2)	14,618	155	4.2%	24,553	438	1.8%
Mortgage servicing rights and advances (3)	1,917,069	36,938	7.7%	1,620,847	95,192	5.9%
U.S. Treasuries (4)	493,872	5,015	4.1%	123,468	5,015	5.4%
Unsecured borrowings:
Convertible senior notes	282,363	4,892	6.9%	287,399	19,612	6.8%
Other		—			—
Total interest expense/cost of funds	$10,372,126	$115,627	4.5%	$9,860,830	$258,395	2.6%
Net interest income/spread		$(16,324)	—%		$37,145	1.0%
____________________
(1)Average asset balance represents average amortized cost on AFS securities and average unpaid principal balance on other assets.
(2)Yields on Agency Derivatives not shown as interest income is included in (loss) gain on other derivative instruments in the consolidated statements of comprehensive loss.
(3)Yields on mortgage servicing rights and advances not shown as these assets do not earn interest.
(4)U.S. Treasury securities effectively borrowed under reverse repurchase agreements.

The increase in yields on AFS securities for the three and twelve months ended December 31, 2023, as compared to the same periods in 2022 was driven by net purchases of higher coupon AFS securities with lower unamortized premiums. The increase in cost of funds associated with the financing of AFS securities for the three and twelve months ended December 31, 2023, as compared to the same periods in 2022, was due to rising interest rates.
The increase in yields on reverse repurchase agreements for the three and twelve months ended December 31, 2023, as compared to the same periods in 2022, was the result of rising interest rates. However, for the year ended December 31, 2023 and the three and twelve months ended December 31, 2022, these yields were offset by the cost of financing the associated repurchase agreements collateralized by U.S. Treasury securities. We did not hold any repurchase agreements collateralized by U.S. Treasury securities during the three months ended December 31, 2023.
The increase in cost of funds associated with the financing of Agency Derivatives for the three and twelve months ended December 31, 2023, as compared to the same periods in 2022, was the result of rising interest rates.
The increase in cost of funds associated with the financing of MSR assets and related servicing advance obligations for the three and twelve months ended December 31, 2023, as compared to the same periods in 2022, was due to rising interest rates and an increase in the use of revolving credit facilities and repurchase agreement financing, which on average carry higher floating rate spreads than term notes. Additionally, during the year ended December 31, 2023, we repurchased $104.2 million principal amount of our outstanding MSR term notes in open market transactions. These repurchased MSR term note bonds were then financed via existing master repurchase agreements. We have one revolving credit facility in place to finance our servicing advance obligations, which are included in other assets on our consolidated balance sheets.
The slight increase in cost of funds associated with our convertible senior notes for the three and twelve months ended December 31, 2023, as compared to the same periods in 2022, was due to lower amortization of deferred debt issuance costs during the year ended December 31, 2022 as a result of the maturity of our convertible senior notes due 2022 in January 2022.

The following tables present the components of the yield earned on our AFS securities portfolio as a percentage of our average amortized cost of securities for the three and twelve months ended December 31, 2023 and 2022:

	Three Months Ended		Year Ended
	December 31,		December 31,
(in thousands)	2023	2022	2023	2022
Gross yield/stated coupon	4.8%	4.6%	4.9%	4.4%
Net (premium amortization) discount accretion	(0.1)%	(0.5)%	(0.3)%	(1.0)%
Net yield	4.7%	4.1%	4.6%	3.4%

Net Servicing Income
The following table presents the components of net servicing income for the three and twelve months ended December 31, 2023 and 2022:

	Three Months Ended		Year Ended
	December 31,		December 31,
(in thousands)	2023	2022	2023	2022
Servicing fee income	$139,798	$137,949	$555,221	$564,923
Ancillary and other fee income	2,913	418	5,149	1,932
Float income	35,898	22,559	125,407	37,056
Total servicing income	178,609	160,926	685,777	603,911
Total servicing costs	12,029	25,272	95,488	94,119
Net servicing income	$166,580	$135,654	$590,289	$509,792

The increase in servicing income for the three and twelve months ended December 31, 2023, as compared to the same periods in 2022, was primarily due to higher float income as a result of the higher interest rate environment and lower compensating interest as a result of lower prepayment rates.
The decrease in servicing expenses during the three months ended December 31, 2023, as compared to the same period in 2022, was the result of lower third-party subservicing fees due to the acquisition of RoundPoint. The slight increase in servicing expenses during the year ended December 31, 2023, as compared to the same period in 2022, was driven by higher deboarding expenses as we transition our MSR portfolio to RoundPoint from other subservicers and overall higher cost to service, offset by lower third-party subservicing fees during the three months ended December 31, 2023 due to the acquisition of RoundPoint.
Loss On Investment Securities
The following table presents the components of loss on investment securities for the three and twelve months ended December 31, 2023 and 2022:

	Three Months Ended		Year Ended
	December 31,		December 31,
(in thousands)	2023	2022	2023	2022
Proceeds from sales	$978,936	$2,770,811	$2,673,827	$7,793,705
Amortized cost of securities sold	(1,061,837)	(3,113,102)	(2,792,703)	(8,359,967)
Total realized losses on sales	(82,901)	(342,291)	(118,876)	(566,262)
Reversal of (provision for) credit losses	328	318	545	(2,730)
Other	104	(5,477)	48,361	(34,945)
Loss on investment securities	$(82,469)	$(347,450)	$(69,970)	$(603,937)

In the ordinary course of our business, we make investment decisions and allocate capital in accordance with our views on the changing risk/reward dynamics in the market and in our portfolio. We do not expect to sell assets on a frequent basis, but may sell assets to reallocate capital into new assets that we believe have higher risk-adjusted returns.

We use a discounted cash flow method to estimate and recognize an allowance for credit losses on AFS securities. Subsequent adverse or favorable changes in expected cash flows are recognized immediately in earnings as a provision for or reversal of provision for credit losses (within loss on investment securities).
The majority of the “other” component of loss on investment securities is related to changes in unrealized gains (losses) on certain AFS securities for which we have elected the fair value option. Fluctuations in this line item are primarily driven by the reclassification of unrealized gains and losses to realized gains and losses upon sale, as well as changes in fair value assumptions.
(Loss) Gain On Servicing Asset
The following table presents the components of (loss) gain on servicing asset for the three and twelve months ended December 31, 2023 and 2022:

	Three Months Ended		Year Ended
	December 31,		December 31,
(in thousands)	2023	2022	2023	2022
Changes in fair value due to changes in valuation inputs or assumptions used in the valuation model	$(115,944)	$(6,441)	$97,859	$793,631
Changes in fair value due to realization of cash flows (runoff)	(55,486)	(60,908)	(227,663)	(371,023)
(Losses) gains on sales (1)	(1,159)	3,264	18,184	2,768
(Loss) gain on servicing asset	$(172,589)	$(64,085)	$(111,620)	$425,376
____________________
(1)During the year ended December 31, 2023, excess MSR was transferred to Agency-sponsored trusts in exchange for stripped mortgage backed securities, or SMBS. In each transaction, a portion of the SMBS was acquired by third parties, and we acquired the remaining balance of those SMBS, which are included within Agency AFS securities unless sold prior to December 31, 2023.

The increase in loss on servicing asset for the three months ended December 31, 2023, as compared to the same period in 2022, was driven by higher unfavorable change in valuation assumptions used in the fair valuation of MSR and losses realized on sales of MSR, offset by lower portfolio runoff. The increase in loss (decrease in gain) on servicing asset for the year ended December 31, 2023, as compared to the same period in 2022, was driven by lower favorable change in valuation assumptions used in the fair valuation of MSR, offset by lower portfolio runoff and gains on sales of excess MSR.
(Loss) Gain On Interest Rate Swap And Swaption Agreements
The following table summarizes the net interest spread and gains and losses associated with our interest rate swap and swaption positions recognized during the three and twelve months ended December 31, 2023 and 2022:

	Three Months Ended		Year Ended
	December 31,		December 31,
(in thousands)	2023	2022	2023	2022
Net interest spread	$7,444	$—	$21,358	$(4,830)
Early termination, agreement maturation and option expiration (losses) gains	(12,438)	—	(36,194)	43,197
Change in unrealized loss on interest rate swap and swaption agreements, at fair value	(134,240)	—	(38,110)	(8,868)
(Loss) gain on interest rate swap and swaption agreements	$(139,234)	$—	$(52,946)	$29,499

Net interest spread recognized for the accrual and/or settlement of the net interest expense associated with our interest rate swaps results from receiving either a floating interest rate (OIS or SOFR) or a fixed interest rate and paying either a fixed interest rate or a floating interest rate (OIS or SOFR) on positions held to economically hedge/mitigate portfolio interest rate exposure (or duration) risk. We may elect to terminate certain swaps and swaptions to align with our investment portfolio, agreements may mature or options may expire resulting in full settlement of our net interest spread asset/liability and the recognition of realized gains and losses, including early termination penalties. The change in fair value of interest rate swaps and swaptions during the three and twelve months ended December 31, 2023 and 2022 was a result of changes to floating interest rates (OIS or SOFR), the swap curve and corresponding counterparty borrowing rates. Since swaps and swaptions are used for purposes of hedging our interest rate exposure, their unrealized valuation gains and losses (excluding the reversal of unrealized gains and losses to realized gains and losses upon termination, maturation or option expiration) are generally offset by unrealized losses and gains in our Agency RMBS AFS portfolio, which are recorded either directly to stockholders’ equity through other comprehensive income (loss) or to loss on investment securities, in the case of certain AFS securities for which we have elected the fair value option.
(Loss) Gain On Other Derivative Instruments
The following table provides a summary of the total net gains (losses) recognized on other derivative instruments we hold for purposes of both hedging and non-hedging activities, principally TBAs, futures, options on futures, and inverse interest-only securities during the three and twelve months ended December 31, 2023 and 2022:

	Three Months Ended		Year Ended
(in thousands)	December 31,		December 31,
	2023	2022	2023	2022
TBAs	$28,967	$48,233	$(155,942)	$(487,713)
Futures	(175,506)	5,016	(8,973)	514,467
Options on futures	—	—	(779)	(2,224)
Inverse interest-only securities	2,727	52	(516)	(15,220)
(Loss) gain on other derivative instruments	$(143,812)	$53,301	$(166,210)	$9,310

For further details regarding our use of derivative instruments and related activity, refer to Note 8 - Derivative Instruments and Hedging Activities to the consolidated financial statements, included in this Annual Report on Form 10-K.

Expenses
The following table presents the components of expenses for the three and twelve months ended December 31, 2023 and 2022:

	Three Months Ended		Year Ended
	December 31,		December 31,
(dollars in thousands)	2023	2022	2023	2022
Compensation and benefits:
Non-cash equity compensation expenses	$1,613	$1,653	$10,976	$11,630
All other compensation and benefits	19,684	5,758	41,889	29,093
Total compensation and benefits	$21,297	$7,411	$52,865	$40,723
Other operating expenses:
Certain operating expenses (1)	$3,408	$10,836	$26,356	$18,982
All other operating expenses	20,551	4,704	35,957	23,023
Total other operating expenses	$23,959	$15,540	$62,313	$42,005
Annualized operating expense ratio	8.6%	4.2%	5.2%	3.3%
Annualized operating expense ratio, excluding non-cash equity compensation and certain operating expenses (1)	7.6%	1.9%	3.5%	2.1%
____________________
(1)Certain operating expenses predominantly consists of expenses incurred in connection with the Company’s ongoing litigation with PRCM Advisers LLC, as discussed within Note 16 to the consolidated financial statements, included under Item 1 of this Annual Report on Form 10-K. It also includes certain transaction expenses incurred in connection with the Company’s acquisition of RoundPoint.

The increase in total operating expenses during the three months ended December 31, 2023, as compared to the same period in 2022, was driven by the addition of RoundPoint’s compensation, benefits, operating and loan level expenses, offset by lower expenses incurred in connection with the Company’s ongoing litigation with PRCM Advisers LLC. The increase in total operating expenses during the year ended December 31, 2023, as compared to the same period in 2022, was driven by the addition of RoundPoint’s compensation, benefits, operating and loan level expenses, as well as higher expenses incurred in connection with the Company’s ongoing litigation with PRCM Advisers LLC.
Income Taxes
During the three months ended December 31, 2023, we recognized a benefit from income taxes of $29.3 million, which was primarily due to net losses recognized on MSR and operating expenses, offset by net income from MSR servicing activities in our TRSs. During the year ended December 31, 2023, we recognized a provision for income taxes of $23.0 million, which was primarily due to net income from MSR servicing activities, offset by net losses recognized on MSR and operating expenses in our TRSs. During the three and twelve months ended December 31, 2022, we recognized a provision for income taxes of $8.5 million and $104.2 million, respectively. The provision recognized for the three months ended December 31, 2022 was primarily due to income from MSR servicing activities and net gains recognized on derivative instruments, offset by net losses recognized on MSR and operating expenses in our TRSs. The provision recognized for the year ended December 31, 2022 was primarily due to income from MSR servicing activities and net gains recognized on MSR, offset by net losses recognized on derivative instruments and operating expenses in our TRSs.

Financial Condition
Available-for-Sale Securities, at Fair Value
The majority of our AFS investment securities portfolio is comprised of fixed rate Agency mortgage-backed securities backed by single-family and multi-family mortgage loans. We also hold $4.2 million in tranches of mortgage-backed and asset-backed P&I and interest-only non-Agency securities. All of our P&I Agency RMBS AFS are Fannie Mae or Freddie Mac mortgage pass-through certificates or collateralized mortgage obligations, or Ginnie Mae mortgage pass-through certificates, which are backed by the guarantee of the U.S. government. The majority of these securities consist of whole pools in which we own all of the investment interests in the securities.
The tables below summarizes certain characteristics of our Agency RMBS AFS at December 31, 2023 and December 31, 2022:

	December 31, 2023
(dollars in thousands, except purchase price)	Principal/ Current Face	Net (Discount) Premium	Amortized Cost	Allowance for Credit Losses	Unrealized Gain	Unrealized Loss	Carrying Value	Weighted Average Coupon Rate	Weighted Average Purchase Price
P&I securities	$8,421,733	$24,239	$8,445,972	$—	$22,677	$(196,748)	$8,271,901	4.65%	$100.65
Interest-only securities	840,723	58,567	58,567	(3,619)	907	(4,757)	51,098	2.08%	$17.25
Total	$9,262,456	$82,806	$8,504,539	$(3,619)	$23,584	$(201,505)	$8,322,999

	December 31, 2022
(dollars in thousands, except purchase price)	Principal/ Current Face	Net (Discount) Premium	Amortized Cost	Allowance for Credit Losses	Unrealized Gain	Unrealized Loss	Carrying Value	Weighted Average Coupon Rate	Weighted Average Purchase Price
P&I securities	$7,781,277	$155,833	$7,937,110	$—	$6,310	$(325,960)	$7,617,460	4.64%	$102.26
Interest-only securities	963,866	45,882	45,882	(6,785)	1,890	(4,871)	36,116	1.98%	$19.55
Total	$8,745,143	$201,715	$7,982,992	$(6,785)	$8,200	$(330,831)	$7,653,576

Mortgage Servicing Rights, at Fair Value
One of our wholly owned subsidiaries, Matrix, has approvals from Fannie Mae and Freddie Mac to own and manage MSR, which represent the right to control the servicing of residential mortgage loans. Matrix acquires MSR from third-party originators through flow and bulk purchases but does not directly service mortgage loans; instead, it contracts with appropriately licensed subservicers to handle substantially all servicing functions in the name of the subservicer for the mortgage loans underlying the Company’s MSR. On October 1, 2023, we, through our newly acquired subsidiary RoundPoint, began directly servicing a portion of the mortgage loans underlying our MSR portfolio as well as servicing mortgage loans underlying MSR owned by third parties. RoundPoint has approvals from Fannie Mae and Freddie Mac to service residential mortgage loans. As of December 31, 2023 and December 31, 2022, our MSR had a fair market value of $3.1 billion and $3.0 billion, respectively.

As of December 31, 2023 and December 31, 2022, our MSR portfolio included MSR on 848,264 and 809,025 loans with an unpaid principal balance of approximately $215.6 billion and $204.9 billion, respectively. The following tables summarize certain characteristics of the loans underlying our MSR by gross weighted average coupon rate types and ranges at December 31, 2023 and December 31, 2022:

	December 31, 2023
(dollars in thousands)	Number of Loans	Unpaid Principal Balance	Weighted Average Gross Coupon Rate	Weighted Average Current Loan Size	Weighted Average Loan Age (months)	Weighted Average Original FICO	Weighted Average Original LTV	60+ Day Delinquencies	3-Month CPR	Net Servicing Fee (bps)
30-Year Fixed:
≤ 3.25%	300,020	$94,894,696	2.8%	$374	35	768	70.9%	0.4%	2.9%	25.1
> 3.25 - 3.75%	146,125	37,950,849	3.4%	329	48	753	74.1%	0.8%	3.9%	25.2
> 3.75 - 4.25%	106,188	22,115,548	3.9%	274	70	751	75.7%	1.1%	4.8%	25.5
> 4.25 - 4.75%	59,731	10,989,253	4.4%	262	69	739	77.3%	2.0%	5.4%	25.3
> 4.75 - 5.25%	41,155	9,621,267	4.9%	355	38	746	78.7%	1.6%	4.4%	25.2
> 5.25%	62,101	17,412,054	6.0%	382	19	745	80.2%	1.3%	5.0%	26.4
	715,320	192,983,667	3.5%	347	42	758	73.7%	0.8%	3.7%	25.3
15-Year Fixed:
≤ 2.25%	22,725	5,921,063	2.0%	307	32	777	59.1%	0.2%	2.9%	25.0
> 2.25 - 2.75%	38,338	8,012,105	2.4%	258	36	772	58.8%	0.2%	3.6%	25.0
> 2.75 - 3.25%	34,192	4,585,258	2.9%	190	62	766	61.8%	0.3%	5.7%	25.3
> 3.25 - 3.75%	19,514	1,915,441	3.4%	149	75	756	64.0%	0.6%	7.0%	25.4
> 3.75 - 4.25%	9,125	761,588	3.9%	139	71	741	65.2%	1.0%	8.1%	25.3
> 4.25%	6,546	793,853	5.0%	227	32	742	65.3%	0.9%	8.5%	27.9
	130,440	21,989,308	2.6%	242	45	769	60.3%	0.3%	4.5%	25.2
Total ARMs	2,504	674,197	4.5%	358	56	761	70.6%	0.9%	12.8%	25.4
Total	848,264	$215,647,172	3.5%	$336	42	759	72.3%	0.7%	3.8%	25.3

	December 31, 2022
(dollars in thousands)	Number of Loans	Unpaid Principal Balance	Weighted Average Gross Coupon Rate	Weighted Average Current Loan Size	Weighted Average Loan Age (months)	Weighted Average Original FICO	Weighted Average Original LTV	60+ Day Delinquencies	3-Month CPR	Net Servicing Fee (bps)
30-Year Fixed:
≤ 3.25%	299,221	$96,929,358	2.8%	$382	23	768	71.0%	0.4%	3.3%	25.8
> 3.25 - 3.75%	140,499	36,531,127	3.4%	327	38	754	74.2%	0.8%	5.0%	26.3
> 3.75 - 4.25%	108,214	22,603,005	3.9%	272	61	751	75.7%	1.3%	6.3%	27.3
> 4.25 - 4.75%	60,343	10,752,661	4.4%	249	63	736	77.4%	2.4%	7.8%	26.4
> 4.75 - 5.25%	31,694	5,735,770	4.9%	285	44	732	78.5%	2.9%	7.0%	28.2
> 5.25%	31,046	7,270,132	5.9%	343	15	736	80.8%	1.4%	6.4%	33.5
	671,017	179,822,053	3.4%	344	34	758	73.3%	0.8%	4.5%	26.5
15-Year Fixed:
≤ 2.25%	23,157	6,521,890	2.0%	330	20	777	59.1%	0.1%	3.0%	25.2
> 2.25 - 2.75%	38,830	8,781,681	2.4%	277	24	772	58.9%	0.2%	4.2%	25.9
> 2.75 - 3.25%	36,300	5,297,231	2.9%	202	53	766	61.5%	0.3%	6.6%	26.2
> 3.25 - 3.75%	21,402	2,307,332	3.4%	159	65	757	63.8%	0.6%	8.3%	26.9
> 3.75 - 4.25%	10,044	909,909	3.9%	146	61	742	65.1%	0.8%	9.0%	28.6
> 4.25%	5,648	575,114	4.7%	193	34	734	65.7%	1.3%	10.0%	33.5
	135,381	24,393,157	2.6%	257	35	769	60.4%	0.3%	5.1%	26.2
Total ARMs	2,627	661,483	3.6%	330	56	761	67.7%	1.0%	13.6%	25.5
Total	809,025	$204,876,693	3.3%	$334	34	760	71.7%	0.8%	4.6%	26.5

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
At December 31, 2023 and December 31, 2022, borrowings under repurchase agreements, revolving credit facilities, term notes payable and convertible senior notes had the following characteristics:

(dollars in thousands)	December 31, 2023			December 31, 2022
Borrowing Type	Amount Outstanding	Weighted Average Borrowing Rate	Weighted Average Years to Maturity	Amount Outstanding	Weighted Average Borrowing Rate	Weighted Average Years to Maturity
Repurchase agreements	$8,020,207	5.74%	0.2	$8,603,011	3.95%	0.2
Revolving credit facilities	1,329,171	8.66%	1.1	1,118,831	7.68%	1.1
Term notes payable	295,271	8.27%	0.5	398,011	7.19%	1.5
Convertible senior notes (1)	268,582	6.25%	2.0	282,496	6.25%	3.0
Total	$9,913,231	6.22%	0.3	$10,402,349	4.54%	1.7

(dollars in thousands)	December 31, 2023			December 31, 2022
Collateral Type	Amount Outstanding	Weighted Average Borrowing Rate	Weighted Average Haircut on Collateral Value	Amount Outstanding	Weighted Average Borrowing Rate	Weighted Average Haircut on Collateral Value
Agency RMBS	$7,739,356	5.64%	3.8%	$7,321,834	3.70%	4.0%
Non-Agency securities	233	6.36%	44.2%	70,809	5.73%	40.0%
Agency Derivatives	8,046	6.14%	18.5%	13,073	4.83%	18.9%
Mortgage servicing rights	1,862,714	8.59%	32.4%	1,801,992	7.61%	30.6%
Mortgage servicing advances	34,300	8.68%	12.4%	23,850	7.75%	12.9%
U.S. Treasuries (2)	—	—%	—%	888,295	4.49%	—%
Other (1)	268,582	6.25%	N/A	282,496	6.25%	N/A
Total	$9,913,231	6.22%	9.1%	$10,402,349	4.54%	8.4%
____________________
(1)Includes unsecured convertible senior notes due 2026 paying interest semiannually at a rate of 6.25% per annum on the aggregate principal amount of $271.9 million.
(2)U.S. Treasury securities effectively borrowed under reverse repurchase agreements.

As of December 31, 2023, the debt-to-equity ratio funding our AFS securities, MSR, servicing advances and Agency Derivatives, which includes unsecured borrowings under convertible senior notes, was 4.5:1.0. Our Agency RMBS, given their liquidity and high credit quality, are eligible for higher levels of leverage, while MSR, with less liquidity and/or more exposure to prepayment risk, utilize lower levels of leverage. Generally, our debt-to-equity ratio is directly correlated to the composition of our portfolio; typically, the higher the percentage of Agency RMBS we hold, the higher our debt-to-equity ratio will be. However, in addition to portfolio mix, our debt-to-equity ratio is a function of many other factors, including the liquidity of our portfolio, the availability and price of our financing, the diversification of our counterparties and their available capacity to finance our assets, and anticipated regulatory developments. We may alter the percentage allocation of our portfolio among our target assets depending on the relative value of the assets that are available to purchase from time to time, including at times when we are deploying proceeds from offerings we conduct. We believe the current degree of leverage within our portfolio helps ensure that we have access to unused borrowing capacity, thus supporting our liquidity and the strength of our balance sheet.
The following table provides a summary of our borrowings under repurchase agreements (excluding those collateralized by U.S. Treasuries), revolving credit facilities, term notes payable and convertible senior notes and our debt-to-equity ratios for the three months ended December 31, 2023, and the four immediately preceding quarters:

(dollars in thousands)
For the Three Months Ended	Quarterly Average	End of Period Balance	Maximum Balance of Any Month-End	End of Period Total Borrowings to Equity Ratio	End of Period Net Long (Short) TBA Cost Basis	End of Period Net Payable (Receivable) for Unsettled RMBS	End of Period Economic Debt-to-Equity Ratio (1)
December 31, 2023	$10,449,060	$9,913,231	$10,984,022	4.5:1.0	$3,170,548	$196,644	6.0:1.0
September 30, 2023	$11,058,648	$11,087,145	$11,138,859	5.2:1.0	$2,147,540	$—	6.3:1.0
June 30, 2023	$10,820,230	$11,189,689	$11,189,689	5.0:1.0	$2,905,852	$54,739	6.4:1.0
March 31, 2023	$10,354,624	$11,058,709	$11,162,257	4.8:1.0	$3,644,540	$—	6.5:1.0
December 31, 2022	$9,878,254	$10,402,349	$10,672,731	4.4:1.0	$3,923,298	$342,964	6.3:1.0
____________________
(1)Defined as total borrowings under repurchase agreements (excluding those collateralized by U.S. Treasuries), revolving credit facilities, term notes payable and convertible senior notes, plus implied debt on net TBA cost basis and net payable (receivable) for unsettled RMBS, divided by total equity.

Equity
The following table provides details of our changes in stockholders’ equity from December 31, 2022 to December 31, 2023.

(in millions, except per share amounts)	Book Value	Common Shares Outstanding	Common Book Value Per Share
Common stockholders’ equity at December 31, 2022	$1,531.2	86.4	$17.72
Net loss	(106.4)
Other comprehensive income	102.3
Comprehensive loss	(4.1)
Dividends on preferred stock	(48.6)
Gain on repurchase and retirement of preferred stock	3.0
Comprehensive loss attributable to common stockholders	(49.7)
Dividends on common stock	(192.2)
Other	11.0	0.2
Balance before capital transactions	1,300.3	86.6
Repurchase and retirement of preferred stock	0.6
Repurchase of common stock	(7.0)	(0.6)
Issuance of common stock, net of offering costs	275.6	17.2
Common stockholders’ equity at December 31, 2023	$1,569.5	103.2	$15.21
Total preferred stock liquidation preference	633.9
Total stockholders’ equity at December 31, 2023	$2,203.4

U.S. GAAP to Estimated Taxable Income
The following tables provide reconciliations of our GAAP net income (loss) to our estimated taxable income (loss) split between our REIT and TRSs for the years ended December 31, 2023 and 2022:

	Year Ended December 31, 2023
(in millions)	TRS	REIT	Consolidated
GAAP net income (loss), pre-tax	$99.0	$(182.4)	$(83.4)
State taxes	(2.5)	(0.4)	(2.9)
Adjusted GAAP net income (loss), pre-tax	96.5	(182.8)	(86.3)
Permanent differences
Dividends from TRSs	—	65.0	65.0
State deferred tax benefit	(2.1)	—	(2.1)
Other permanent differences	(0.8)	4.0	3.2
Temporary differences
Net accretion of OID and market discount	(67.7)	33.5	(34.2)
Net unrealized gains and losses	53.2	48.6	101.8
Net realized gains and losses on sales of RMBS	—	(1.1)	(1.1)
Net realized gains and losses on sales of MSR	0.2	(27.3)	(27.1)
Credit loss impairment	—	(0.5)	(0.5)
Other temporary differences	4.0	26.3	30.3
Capital loss carryforward deferral	—	331.2	331.2
Net operating loss carryforward utilization	(66.6)	(51.5)	(118.1)
Estimated taxable income	16.7	245.4	262.1
Dividend paid deduction	—	(245.4)	(245.4)
Estimated taxable income post-dividend paid deduction	$16.7	$—	$16.7

	Year Ended December 31, 2022
(in millions)	TRS	REIT	Consolidated
GAAP net income (loss), pre-tax	$445.5	$(121.0)	$324.5
State taxes	(13.4)	0.1	(13.3)
Adjusted GAAP net income (loss), pre-tax	432.1	(120.9)	311.2
Permanent differences
State deferred tax expense	14.3	—	14.3
Other permanent differences	0.9	(1.3)	(0.4)
Temporary differences
Net accretion of OID and market discount	(61.7)	2.8	(58.9)
Net unrealized gains and losses	(416.8)	(206.7)	(623.5)
Net realized gains and losses on sales of RMBS	—	18.9	18.9
Net realized gains and losses on sales of MSR	15.9	(124.0)	(108.1)
Credit loss impairment	—	2.7	2.7
Other temporary differences	(0.5)	24.9	24.4
Capital loss carryforward deferral	—	1,029.3	1,029.3
Net operating loss carryforward utilization	—	(336.6)	(336.6)
Estimated taxable (loss) income	(15.8)	289.1	273.3
Dividend paid deduction	—	(289.1)	(289.1)
Estimated taxable (loss) post-dividend paid deduction	$(15.8)	$—	$(15.8)

The permanent differences recorded in 2023 were primarily due to dividends paid from the Company’s TRSs to the REIT. Additionally, the permanent tax differences recorded in 2023 and 2022 included a difference related to officer’s compensation deduction limitations, compensation expense related to restricted stock dividends and vesting, the dividends paid deduction for tax, amortization of goodwill for tax, and state taxes, net of federal benefit in the Company’s TRSs. The temporary tax differences recorded in 2023 and 2022 were principally timing differences between U.S. GAAP and tax accounting related to unrealized gains and losses from derivative instruments, realized and unrealized gains and losses from MSR and RMBS, accretion and amortization from RMBS, litigation expenses, changes in reserves related to servicing advances and allowance for credit losses on certain RMBS, deferral of net capital losses and utilization of net operating losses.
Change in Accumulated Other Comprehensive Loss
With our accounting treatment for AFS securities, unrealized fluctuations in the market values of AFS securities, excluding certain AFS securities for which we have elected the fair value option, do not impact our GAAP net (loss) income or taxable income but are recognized on our consolidated balance sheets as a change in stockholders’ equity under “accumulated other comprehensive loss.” As a result of this fair value accounting through stockholders’ equity, we expect our net income to have less significant fluctuations and result in less U.S. GAAP to taxable income timing differences than if the portfolio were accounted for as trading instruments.
Dividends
For the year ended December 31, 2023, we declared cash dividends totaling $1.95 per common share. As a REIT, we are required to distribute at least 90% of our taxable income to stockholders, subject to certain distribution requirements. For the year ended December 31, 2023, our board of directors elected to distribute all of our REIT taxable income for the year. Temporary differences between GAAP net income (loss) and taxable income can generate deterioration in book value on a permanent and temporary basis as taxable income is distributed that has not been earned for U.S. GAAP purposes.

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
As of December 31, 2023, we held $729.7 million in cash and cash equivalents available to support our operations; $11.5 billion of AFS securities, MSR, and derivative assets held at fair value; and $9.9 billion of outstanding debt in the form of repurchase agreements, borrowings under revolving credit facilities, term notes payable and convertible senior notes. During the three and twelve months ended December 31, 2023, the debt-to-equity ratio funding our Agency and non-Agency investment securities, MSR and servicing advances, which includes unsecured borrowings under convertible senior notes, decreased from 5.2:1.0 to 4.5:1.0 and and increased from 4.4:1.0 to 4.5:1.0, respectively. The decrease for the three months ended December 31, 2023 was predominantly driven by a decrease in financing on Agency RMBS as a result of sales of the corresponding assets. The increase for the year ended December 31, 2023 was predominantly driven by an increase in financing on Agency RMBS purchases and MSR. During the three and twelve months ended December 31, 2023, our economic debt-to-equity ratio funding our Agency and non-Agency investment securities, MSR and servicing advances, which includes unsecured borrowings under convertible senior notes, implied debt on net TBA cost basis and net payable (receivable) for unsettled RMBS, decreased from 6.3:1.0 to 6.0:1.0 and 6.3:1.0 to 6.0:1.0, respectively.
As of December 31, 2023, we held approximately $1.1 million of unpledged Agency securities and $3.8 million of unpledged non-Agency securities. As a result, we had an overall estimated unused borrowing capacity on unpledged securities of approximately $3.2 million. As of December 31, 2023, we held approximately $4.1 million of unpledged MSR and $63.5 million of unpledged servicing advances. Overall, on December 31, 2023, we had $167.9 million unused committed and $423.3 million unused uncommitted borrowing capacity on MSR financing facilities, and $165.7 million in unused committed borrowing capacity on servicing advance financing facilities. Generally, unused borrowing capacity may be the result of our election not to utilize certain financing, as well as delays in the timing in which funding is provided, insufficient collateral or the inability to meet lenders’ eligibility requirements for specific types of asset classes. On a daily basis, we monitor and forecast our available, or excess, liquidity. Additionally, we frequently perform shock analyses against various market events to monitor the adequacy of our excess liquidity.

During the year ended December 31, 2023, we did not experience any material issues accessing our funding sources. We expect ongoing sources of financing to be primarily repurchase agreements, revolving credit facilities, term notes payable, convertible notes and similar financing arrangements. We plan to finance our assets with a moderate amount of leverage, the level of which may vary based upon the particular characteristics of our portfolio and market conditions.
As of December 31, 2023, we had master repurchase agreements in place with 37 counterparties (lenders), the majority of which are U.S. domiciled financial institutions, and we continue to evaluate additional counterparties to manage and optimize counterparty risk. Under our repurchase agreements, we are required to pledge additional assets as collateral to our lenders when the estimated fair value of the existing pledged collateral under such agreements declines and such lenders, through a margin call, demand additional collateral. Lenders generally make margin calls because of a perceived decline in the value of our assets collateralizing the repurchase agreements. This may occur following the monthly principal reduction of assets due to scheduled amortization and prepayments on the underlying mortgages, or may be caused by changes in market interest rates, a perceived decline in the market value of the investments and other market factors. To cover a margin call, we may pledge additional assets or cash. At maturity, any cash on deposit as collateral is generally applied against the repurchase agreement balance, thereby reducing the amount borrowed. Should the value of our assets suddenly decrease, significant margin calls on our repurchase agreements could result, causing an adverse change in our liquidity position.
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

(dollars in thousands)
December 31, 2023
Expiration Date (1)	Amount Outstanding	Unused Committed Capacity (2)	Unused Uncommitted Capacity	Total Capacity	Eligible Collateral
March 31, 2025	$712,731	$—	$187,269	$900,000	Mortgage servicing rights
March 17, 2025	$292,140	$57,860	$150,000	$500,000	Mortgage servicing rights (3)
September 30, 2024	$290,000	$110,000	$—	$400,000	Mortgage servicing rights
October 25, 2024	$214,000	$—	$86,000	$300,000	Mortgage servicing rights (4)
September 28, 2024	$34,300	$165,700	$—	$200,000	Mortgage servicing advances
____________________
(1)The facilities are set to mature on the stated expiration date, unless extended pursuant to their terms.
(2)Represents unused capacity amounts to which commitment fees are charged.
(3)The revolving period of this facility ceases on September 17, 2024, at which time the facility starts a 6-month amortization period.
(4)This repurchase facility is secured by a VFN issued in connection with our securitization of MSR, which is collateralized by our MSR.

We are subject to a variety of financial covenants under our lending agreements. The following represent the most restrictive financial covenants across our lending agreements as of December 31, 2023:
•Total indebtedness to tangible net worth must be less than 8.0:1.0. As of December 31, 2023, our total indebtedness to tangible net worth, as defined, was 4.9:1.0.
•Cash liquidity must be greater than $200.0 million. As of December 31, 2023, our liquidity, as defined, was $729.7 million.
•Net worth must be greater than the higher of $1.5 billion or 50% of the highest net worth during the 24 calendar months prior. As of December 31, 2023, 50% of the highest net worth during the 24 calendar months prior, as defined, was $1.4 billion and our net worth, as defined, was $2.2 billion.
We are also subject to additional financial covenants in connection with various other agreements we enter into in the normal course of our business. We intend to continue to operate in a manner which complies with all of our financial covenants.

The following table summarizes assets at carrying values that were pledged or restricted as collateral for the future payment obligations of repurchase agreements, revolving credit facilities, term notes payable and derivative instruments at December 31, 2023 and December 31, 2022:

(in thousands)	December 31, 2023	December 31, 2022
Available-for-sale securities, at fair value	$8,126,028	$7,426,953
Mortgage servicing rights, at fair value	3,047,890	2,958,057
Restricted cash	12,575	324,854
Due from counterparties	36,420	22,055
Derivative assets, at fair value	11,877	14,738
Other assets	79,749	67,819
U.S. Treasuries (1)	—	877,632
Total	$11,314,539	$11,692,108
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
The following table provides the maturities of our repurchase agreements, revolving credit facilities, term notes payable and convertible senior notes as of December 31, 2023 and December 31, 2022:

(in thousands)	December 31, 2023	December 31, 2022
Within 30 days	$2,833,162	$2,691,195
30 to 59 days	1,918,818	2,160,737
60 to 89 days	2,059,438	2,536,636
90 to 119 days	994,789	905,443
120 to 364 days	833,571	509,000
One to three years	1,273,453	1,316,842
Three to five years	—	282,496
Total	$9,913,231	$10,402,349

For the year ended December 31, 2023, our restricted and unrestricted cash balance decreased approximately $331.7 million to $794.8 million at December 31, 2023. The cash movements can be summarized by the following:
•Cash flows from operating activities. For the year ended December 31, 2023, operating activities increased our cash balances by approximately $343.5 million, primarily driven by our financial results for the year.
•Cash flows from investing activities. For the year ended December 31, 2023, investing activities decreased our cash balances by approximately $195.8 million, primarily driven by purchases of Agency RMBS, MSR and derivative instruments, offset by sales of and principal payments on Agency RMBS, sales of MSR and net proceeds from reverse repurchase agreements.
•Cash flows from financing activities. For the year ended December 31, 2023, financing activities decreased our cash balance by approximately $479.4 million, primarily driven by the repayment of U.S. Treasury securities effectively borrowed under reverse repurchase agreements, repurchases of term notes payable, convertible senior notes and preferred stock and the payment of dividends, offset by an increase in financing on Agency RMBS and MSR and the issuance of common stock.

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

Other Matters
We intend to conduct our business so as to maintain our exempt status under, and not to become regulated as, an investment company for purposes of the 1940 Act. If we failed to maintain our exempt status under the 1940 Act and became regulated as an investment company, our ability to, among other things, use leverage would be substantially reduced and, as a result, we would be unable to conduct our business as described in Item 1, “Business - Other Business - Regulation” of this Annual Report on Form 10-K. Accordingly, we monitor our compliance with both the 55% Test and the 80% Tests of the 1940 Act in order to maintain our exempt status. As of December 31, 2023, we determined that we maintained compliance with both the 55% Test and the 80% Test requirements.
We calculate that at least 75% of our assets were qualified REIT assets, as defined in the Code for the year ended December 31, 2023. We also calculate that our revenue qualified for the 75% source of income test and for the 95% source of income test rules for the year ended December 31, 2023. Consequently, we met the REIT income and asset tests. We also met all REIT requirements regarding the ownership of our common stock and the distribution of our net income. Therefore, for the year ended December 31, 2023, we believe that we qualified as a REIT under the Code.

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

We perform interest rate sensitivity analyses on various measures of our financial results and condition by examining how our assets, financing and hedges will perform in various interest rate “shock” scenarios. Two of these measures are presented below in more detail. The first measure is change in annualized net interest income over the next 12 months, including interest spread from our interest rate swaps and float income from custodial accounts associated with our MSR. The second measure is change in value of financial position, including the value of our derivative assets and liabilities. All changes in value are measured as the change from the December 31, 2023 financial position. All projected changes in annualized net interest income are measured as the change from the projected annualized net interest income based off current performance returns.
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

The following interest rate sensitivity table displays the potential impact of instantaneous, parallel changes in interest rates of +/- 25 and +/- 50 bps on annualized net interest income and portfolio value, based on our interest sensitive financial instruments at December 31, 2023. The preceding discussion shows that the results for the 25 bps move scenarios are the best representation of our interest rate exposure, followed by those for the 50 bps move scenarios. This hierarchy reflects our localized approach to managing interest rate risk: monitoring rates and rebalancing our hedges on a day-to-day basis, where rate moves only rarely exceed 25 bps in either direction.

	Changes in Interest Rates
(dollars in thousands)	-50 bps	-25 bps	+25 bps	+50 bps
Change in annualized net interest income (1):	$(2,585)	$(1,311)	$1,290	$2,584
% change in net interest income (1)	(1.7)%	(0.8)%	0.8%	1.7%
Change in value of financial position:
Available-for-sale securities	$205,542	$105,263	$(109,484)	$(222,774)
As a % of common equity	13.1%	6.7%	(7.0)%	(14.2)%
Mortgage servicing rights (2)	$(79,718)	$(40,134)	$34,050	$67,215
As a % of common equity (2)	(5.1)%	(2.5)%	2.2%	4.3%
Derivatives, net	$(137,110)	$(67,169)	$64,771	$127,402
As a % of common equity	(8.8)%	(4.3)%	4.1%	8.1%
Reverse repurchase agreements	$59	$30	$(30)	$(59)
As a % of common equity	—%	—%	—%	—%
Repurchase agreements	$(4,926)	$(2,463)	$2,463	$4,926
As a % of common equity	(0.3)%	(0.2)%	0.2%	0.3%
Revolving credit facilities	$(371)	$(185)	$185	$370
As a % of common equity	—%	—%	—%	—%
Term notes payable	$(556)	$(278)	$278	$555
As a % of common equity	—%	—%	—%	—%
Convertible senior notes	$(1,044)	$(520)	$517	$1,031
As a % of common equity	(0.1)%	—%	—%	0.1%
Total Net Assets	$(18,124)	$(5,456)	$(7,250)	$(21,334)
As a % of total assets	(0.1)%	—%	(0.1)%	(0.2)%
As a % of common equity	(1.2)%	(0.3)%	(0.5)%	(1.4)%
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

Certain assumptions have been made in connection with the calculation of the information set forth in the foregoing interest rate sensitivity table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at December 31, 2023. As discussed, the analysis utilizes assumptions and estimates based on our experience and judgment. Furthermore, future purchases and sales of assets could materially change our interest rate risk profile.
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
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Two Harbors Investment Corp. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 20, 2024 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Valuation of Mortgage Servicing Rights
Description of the Matter
At December 31, 2023, the Company held $3.1 billion of mortgage servicing rights (MSR) which are reported at fair value. As more fully described in Note 11 to the consolidated financial statements, the Company utilizes third-party pricing vendors in the fair value measurement of its MSR portfolio. Significant unobservable market data inputs inherent in the prices determined by the third-party pricing vendors include prepayment speeds, option-adjusted spread, and cost to service. Significant increases or decreases in these inputs in isolation may result in significantly lower or higher fair value measurements.
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
Minneapolis, Minnesota
February 20, 2024

TWO HARBORS INVESTMENT CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2023	December 31, 2022
ASSETS
Available-for-sale securities, at fair value (amortized cost $8,509,383 and $8,114,627, respectively; allowance for credit losses $3,943 and $6,958, respectively)	$8,327,149	$7,778,734
Mortgage servicing rights, at fair value	3,052,016	2,984,937
Cash and cash equivalents	729,732	683,479
Restricted cash	65,101	443,026
Accrued interest receivable	35,339	36,018
Due from counterparties	323,224	253,374
Derivative assets, at fair value	85,291	26,438
Reverse repurchase agreements	284,091	1,066,935
Other assets	236,857	193,219
Total Assets (1)	$13,138,800	$13,466,160
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Repurchase agreements	$8,020,207	$8,603,011
Revolving credit facilities	1,329,171	1,118,831
Term notes payable	295,271	398,011
Convertible senior notes	268,582	282,496
Derivative liabilities, at fair value	21,506	34,048
Due to counterparties	574,735	541,709
Dividends payable	58,731	64,504
Accrued interest payable	141,773	94,034
Commitments and contingencies (see Note 16)	—	—
Other liabilities	225,434	145,991
Total Liabilities (1)	10,935,410	11,282,635
Stockholders’ Equity:
Preferred stock, par value $0.01 per share; 100,000,000 shares authorized and 25,356,426 and 26,092,050 shares issued and outstanding, respectively ($633,911 and $652,301 liquidation preference, respectively)	613,213	630,999
Common stock, par value $0.01 per share; 175,000,000 shares authorized and 103,206,457 and 86,428,845 shares issued and outstanding, respectively	1,032	864
Additional paid-in capital	5,925,424	5,645,998
Accumulated other comprehensive loss	(176,429)	(278,711)
Cumulative earnings	1,349,973	1,453,371
Cumulative distributions to stockholders	(5,509,823)	(5,268,996)
Total Stockholders’ Equity	2,203,390	2,183,525
Total Liabilities and Stockholders’ Equity	$13,138,800	$13,466,160
____________________
(1)The consolidated balance sheets include assets and liabilities of consolidated variable interest entities, or VIEs. At December 31, 2023 and December 31, 2022, assets of the VIEs totaled $525,259 and $497,921, and liabilities of the VIEs totaled $479,810 and $453,952, respectively. See Note 4 - Variable Interest Entities for additional information.

The accompanying notes are an integral part of these consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, except share data)

	Year Ended
	December 31,
	2023	2022	2021
Net interest income (expense):
Interest income	$480,364	$295,540	$168,597
Interest expense	643,225	258,395	89,173
Net interest (expense) income	(162,861)	37,145	79,424
Net servicing income:
Servicing income	685,777	603,911	468,406
Servicing costs	95,488	94,119	86,250
Net servicing income	590,289	509,792	382,156
Other income (loss):
(Loss) gain on investment securities	(69,970)	(603,937)	121,617
(Loss) gain on servicing asset	(111,620)	425,376	(114,941)
(Loss) gain on interest rate swap, cap and swaption agreements	(52,946)	29,499	42,091
(Loss) gain on other derivative instruments	(166,210)	9,310	(251,283)
Other income (loss)	5,103	(5)	(3,845)
Total other loss	(395,643)	(139,757)	(206,361)
Expenses:
Compensation and benefits	52,865	40,723	35,041
Other operating expenses	62,313	42,005	28,759
Total expenses	115,178	82,728	63,800
(Loss) income before income taxes	(83,393)	324,452	191,419
Provision for income taxes	22,978	104,213	4,192
Net (loss) income	(106,371)	220,239	187,227
Dividends on preferred stock	(48,607)	(53,607)	(58,458)
Gain on repurchase and retirement of preferred stock	2,973	20,149	—
Net (loss) income attributable to common stockholders	$(152,005)	$186,781	$128,769
Basic (loss) earnings per weighted average common share	$(1.60)	$2.15	$1.72
Diluted (loss) earnings per weighted average common share	$(1.60)	$2.13	$1.72
Weighted average number of shares of common stock:
Basic	95,672,143	86,179,418	74,443,000
Diluted	95,672,143	96,076,175	74,510,884
Comprehensive loss:
Net (loss) income	$(106,371)	$220,239	$187,227
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	102,282	(465,057)	(455,255)
Other comprehensive income (loss)	102,282	(465,057)	(455,255)
Comprehensive loss	(4,089)	(244,818)	(268,028)
Dividends on preferred stock	(48,607)	(53,607)	(58,458)
Gain on repurchase and retirement of preferred stock	2,973	20,149	—
Comprehensive loss attributable to common stockholders	$(49,723)	$(278,276)	$(326,486)

The accompanying notes are an integral part of these consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Preferred Stock	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Earnings	Cumulative Distributions to Stockholders	Total Stockholders’ Equity
Balance, December 31, 2020	$977,501	$684	$5,165,847	$641,601	$1,025,756	$(4,722,463)	$3,088,926
Net income	—	—	—	—	187,227	—	187,227
Other comprehensive loss before reclassifications	—	—	—	(319,694)	—	—	(319,694)
Amounts reclassified from accumulated other comprehensive income	—	—	—	(135,561)	—	—	(135,561)
Other comprehensive loss	—	—	—	(455,255)	—	—	(455,255)
Redemption of preferred stock	(274,951)	—	—	—	—	—	(274,951)
Issuance of common stock, net of offering costs	—	175	450,427	—	—	—	450,602
Preferred dividends declared	—	—	—	—	—	(58,458)	(58,458)
Common dividends declared	—	—	—	—	—	(205,623)	(205,623)
Non-cash equity award compensation	—	1	11,484	—	—	—	11,485
Balance, December 31, 2021	$702,550	$860	$5,627,758	$186,346	$1,212,983	$(4,986,544)	$2,743,953
Net income	—	—	—	—	220,239	—	220,239
Other comprehensive loss before reclassifications	—	—	—	(893,589)	—	—	(893,589)
Amounts reclassified from accumulated other comprehensive income	—	—	—	428,532	—	—	428,532
Other comprehensive loss	—	—	—	(465,057)	—	—	(465,057)
Repurchase and retirement of preferred stock	(71,551)	—	—	—	20,149	—	(51,402)
Issuance of common stock, net of offering costs	—	3	6,611	—	—	—	6,614
Preferred dividends declared	—	—	—	—	—	(53,607)	(53,607)
Common dividends declared	—	—	—	—	—	(228,845)	(228,845)
Non-cash equity award compensation	—	1	11,629	—	—	—	11,630
Balance, December 31, 2022	$630,999	$864	$5,645,998	$(278,711)	$1,453,371	$(5,268,996)	$2,183,525
Net loss	—	—	—	—	(106,371)	—	(106,371)
Other comprehensive loss before reclassifications	—	—	—	(38,584)	—	—	(38,584)
Amounts reclassified from accumulated other comprehensive income	—	—	—	140,866	—	—	140,866
Other comprehensive income	—	—	—	102,282	—	—	102,282
Repurchase and retirement of preferred stock	(17,786)	—	—	—	2,973	—	(14,813)
Issuance of common stock, net of offering costs	—	172	275,502	—	—	—	275,674
Repurchase of common stock	—	(6)	(7,050)	—	—	—	(7,056)
Preferred dividends declared	—	—	—	—	—	(48,607)	(48,607)
Common dividends declared	—	—	—	—	—	(192,220)	(192,220)
Non-cash equity award compensation	—	2	10,974	—	—	—	10,976
Balance, December 31, 2023	$613,213	$1,032	$5,925,424	$(176,429)	$1,349,973	$(5,509,823)	$2,203,390

The accompanying notes are an integral part of these consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended
	December 31,
	2023	2022	2021
Cash Flows From Operating Activities:
Net (loss) income	$(106,371)	$220,239	$187,227
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Amortization of premiums and discounts on investment securities, net	25,406	79,794	228,344
Amortization of deferred debt issuance costs on term notes payable and convertible senior notes	2,589	2,678	2,999
(Reversal of) provision for credit losses on investment securities	(545)	2,730	9,763
Realized and unrealized losses (gains) on investment securities	70,515	601,207	(131,380)
Loss (gain) on servicing asset	111,620	(425,376)	114,941
Realized and unrealized losses (gains) on interest rate swaps, caps and swaptions	74,304	(34,328)	(27,830)
Unrealized losses (gains) on other derivative instruments	102,694	13,797	(5,217)
Gains on mortgage loans held-for-sale	—	(9)	(1,812)
Gain on repurchase of term notes payable and convertible senior notes	(5,104)	—	—
Equity based compensation	10,976	11,630	11,485
Purchases of mortgage loans held-for-sale	(80)	(264)	(64,008)
Proceeds from sales of mortgage loans held-for-sale	—	—	65,772
Proceeds from repayment of mortgage loans held-for-sale	31	30	8
Net change in assets and liabilities:
Decrease (increase) in accrued interest receivable	679	(9,752)	20,908
Decrease in deferred income taxes, net	14,504	105,241	5,960
Increase (decrease) in accrued interest payable	47,739	75,652	(3,284)
Change in other operating assets and liabilities, net	(5,448)	(19,867)	9,634
Net cash provided by operating activities	343,509	623,402	423,510
Cash Flows From Investing Activities:
Purchases of available-for-sale securities	(3,877,805)	(10,662,518)	(2,494,603)
Proceeds from sales of available-for-sale securities	2,673,827	7,793,705	6,274,193
Principal payments on available-for-sale securities	662,469	1,102,994	3,147,647
Purchases of mortgage servicing rights, net of purchase price adjustments	(312,637)	(629,810)	(742,153)
Proceeds from sales of mortgage servicing rights	133,938	261,827	31,787
(Purchases) short sales of derivative instruments, net	(4,029)	(71,291)	51,438
(Payments for termination and settlement) proceeds from sales and settlement of derivative instruments, net	(244,364)	125,908	40,012
Payments for reverse repurchase agreements	(2,487,516)	(3,241,834)	(1,174,883)
Proceeds from reverse repurchase agreements	3,270,360	2,309,581	1,131,726
Acquisition of RoundPoint Mortgage Servicing LLC, net of cash acquired	26,798	—	—
(Decrease) increase in due to counterparties, net	(36,824)	260,157	38,773
Change in other investing assets and liabilities, net	—	—	10,000
Net cash (used in) provided by investing activities	$(195,783)	$(2,751,281)	$6,313,937

The accompanying notes are an integral part of these consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
(in thousands)

	Year Ended
	December 31,
	2023	2022	2021
Cash Flows From Financing Activities:
Proceeds from repurchase agreements	$37,045,726	$35,927,488	$29,934,379
Principal payments on repurchase agreements	(37,628,530)	(34,980,922)	(37,421,832)
Proceeds from revolving credit facilities	404,000	720,000	296,500
Principal payments on revolving credit facilities	(193,660)	(21,930)	(159,569)
Repurchase of term notes payable	(100,970)	—	—
Proceeds from issuance of convertible senior notes	—	—	279,930
Repurchase/repayment of convertible senior notes	(13,169)	(143,774)	(143,118)
Redemption/repurchase and retirement of preferred stock	(14,813)	(51,402)	(274,951)
Proceeds from issuance of common stock, net of offering costs	275,674	6,614	450,602
Repurchase of common stock	(7,056)	—	—
Dividends paid on preferred stock	(48,960)	(54,989)	(63,661)
Dividends paid on common stock	(197,640)	(235,371)	(193,488)
Net cash (used in) provided by financing activities	(479,398)	1,165,714	(7,295,208)
Net decrease in cash, cash equivalents and restricted cash	(331,672)	(962,165)	(557,761)
Cash, cash equivalents and restricted cash at beginning of period	1,126,505	2,088,670	2,646,431
Cash, cash equivalents and restricted cash at end of period	$794,833	$1,126,505	$2,088,670
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$565,834	$153,181	$81,248
Cash paid (received) for taxes, net	$7,380	$(1,575)	$(23,322)
Noncash Activities:
Dividends declared but not paid at end of period	$58,731	$64,504	$72,412

The accompanying notes are an integral part of these consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements
Note 1. Organization and Operations
Two Harbors Investment Corp. is a Maryland corporation founded in 2009 that, through its wholly owned subsidiaries (collectively, the Company), invests in, finances and manages mortgage servicing rights, or MSR, Agency residential mortgage-backed securities, or Agency RMBS, and, through its operational platform, RoundPoint Mortgage Servicing LLC, or RoundPoint, is one of the largest servicers of conventional loans in the country. Agency refers to a U.S. government sponsored enterprise, or GSE, such as the Federal National Mortgage Association (or Fannie Mae) or the Federal Home Loan Mortgage Corporation (or Freddie Mac), or a U.S. government agency such as the Government National Mortgage Association (or Ginnie Mae). The Company is structured as an internally-managed real estate investment trust, or REIT, and its common stock is listed on the New York Stock Exchange, or NYSE, under the symbol “TWO”.
The Company seeks to leverage its core competencies of understanding and managing interest rate and prepayment risk to invest in its portfolio of MSR and Agency RMBS, with the objective of delivering stable performance across changing market environments. The Company is acutely focused on creating sustainable stockholder value over the long term.
Effective September 30, 2023, one of the Company’s wholly owned subsidiaries, Matrix Financial Services Corporation, or Matrix, acquired RoundPoint from Freedom Mortgage Corporation, or Freedom, after the completion of customary closing conditions and receiving the required regulatory and GSE approvals. Upon closing, all servicing and origination licenses and operational capabilities remained with RoundPoint, and RoundPoint became a wholly owned subsidiary of Matrix. Management believes this acquisition will add value for stakeholders of the Company through cost savings achieved by bringing the servicing of its MSR portfolio in-house, greater control over the Company’s MSR portfolio and the associated cash flows, and the ability to participate more fully in the mortgage finance space as opportunities arise.
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

Note 2. Basis of Presentation and Significant Accounting Policies
Consolidation and Basis of Presentation
The accompanying consolidated financial statements include the accounts of all subsidiaries; inter-company accounts and transactions have been eliminated. All trust entities in which the Company holds investments that are considered variable interest entities, or VIEs, for financial reporting purposes were reviewed for consolidation under the applicable consolidation guidance. Whenever the Company has both the power to direct the activities of a trust that most significantly impact the entities’ performance, and the obligation to absorb losses or the right to receive benefits of the entities that could be significant, the Company consolidates the trust. The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles, or U.S. GAAP. The Company consists of a single operating and reportable segment; the investment portfolio is managed as a whole and resources are allocated and financial performance is assessed by the chief operating decision maker on a consolidated basis. Accordingly, the consolidated financial statements and notes thereto are presented as a single reportable segment. Certain prior period amounts have been reclassified to conform to the current period presentation. All per share amounts, common shares outstanding and common equity-based awards for all prior periods reflect the Company’s one-for-four reverse stock split effected on November 1, 2022 at 5:01 p.m. Eastern Time (refer to Note 17 - Stockholders’ Equity for additional information).
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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements
Significant Accounting Policies
Business Combinations
Under Accounting Standards Codification (ASC) 805, Business Combinations, or ASC 805, an acquisition is considered a business combination when the assets acquired and liabilities assumed constitute a business. The acquisition method prescribed in ASC 805 requires, among other things, that the assets acquired and liabilities assumed be recognized at fair value as of the acquisition date. In a business combination, the initial allocation of the purchase price is considered preliminary and therefore subject to change until the end of the measurement period (up to one year from the acquisition date). Goodwill is calculated as the excess of the consideration transferred over the net assets acquired that meet the criteria for separate recognition and represents the estimated future economic benefits arising from these and other assets acquired that could not be individually identified or do not qualify for recognition as a separate asset. Goodwill is included within the other assets line item on the Company’s consolidated balance sheets. Acquisition-related costs are expensed as incurred and included within the other operating expenses line item in the Company’s consolidated statements of comprehensive loss. The results of operations of acquired businesses are included from the date of acquisition.
Goodwill and Intangible Assets
On an annual basis, the Company qualitatively assesses its goodwill assigned to each of its reporting units during the fourth quarter of each year. This qualitative assessment evaluates various events and circumstances, such as macro-economic conditions, industry and market conditions, cost factors, relevant events and financial trends, that may impact a reporting unit’s fair value. Using this qualitative assessment, the Company determines whether it is more-likely-than-not that the reporting unit’s fair value exceeds its carrying value. If it is determined that it is not more-likely-than-not that the reporting unit’s fair value exceeds the carrying value, or upon consideration of other factors, including recent acquisition, restructuring or divestiture activity, the Company performs a quantitative, “step one” goodwill impairment analysis. In addition, the Company may test goodwill in between annual test dates if an event occurs or circumstances change that could more-likely-than-not reduce the fair value of a reporting unit below its carrying value. The Company did not recognize any goodwill impairment during the year ended December 31, 2023.
As a result of the RoundPoint acquisition, the Company identified intangible assets in the form of state licenses, GSE approvals and trade names. Intangible assets are included within the other assets line item on the Company’s consolidated balance sheets. The Company recorded the intangible assets at fair value at the acquisition date and amortizes the value of finite-lived intangibles into expense over the expected useful life. Amortization of acquired intangible assets is included within the other operating expenses line item in the Company’s consolidated statements of comprehensive loss. If impairment events occur, they could accelerate the timing of acquired intangible asset charges. Licenses and approvals acquired are deemed to have an indefinite useful life and are evaluated for impairment annually during the fourth quarter and in interim periods if indicators of impairment exist. The Company did not recognize any impairment on its intangible assets during the year ended December 31, 2023.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements
Additionally, the Company entered into a definitive stock purchase agreement on August 2, 2022 to acquire RoundPoint whereby the preliminary purchase price was subject to a post-closing adjustment based on RoundPoint’s aggregate “earnings” (as defined in the stock purchase agreement) from October 1, 2022 through the closing date, or the Interim Period, in addition to other post-closing adjustments. During the Interim Period, the manner in which the purchase price is calculated represented an implicit guarantee of the value of RoundPoint’s net book value, in which the Company held the variable interests. These terms also indicated that RoundPoint met the criteria to be considered a VIE that the Company must review for consolidation. As the Company had the obligation to absorb losses and the right to receive benefits of RoundPoint during the Interim Period that could be significant, but not the power to direct the activities of RoundPoint that most significantly impacted its performance, the Company was not the primary beneficiary and, thus, did not consolidate RoundPoint during the Interim Period. Effective September 30, 2023, the parties had satisfied customary closing conditions and received the required regulatory and GSE approvals to close the transaction. Upon closing, RoundPoint became a consolidated wholly owned subsidiary of the Company and was no longer considered a VIE.
Available-for-Sale Securities, at Fair Value
The Company invests primarily in mortgage pass-through certificates, collateralized mortgage obligations and other residential mortgage-backed securities representing interests in or obligations backed by pools of mortgage loans issued by a Fannie Mae, Freddie Mac or Ginnie Mae. The Company also holds securities that are not issued by a GSE or U.S government agency, or non-Agency securities, other Agency securities, and, from time to time, U.S. Treasuries.
The Company classifies its Agency and non-Agency investment securities, excluding inverse interest-only Agency securities which are classified as derivatives for purposes of U.S. GAAP, as available-for-sale, or AFS, investments. Although the Company generally intends to hold most of its investment securities until maturity, it may, from time to time, sell any of its investment securities as part of its overall management of its portfolio. Accordingly, the Company classifies all of its securities as AFS, including its interest-only strips, which represent the Company’s right to receive a specified portion of the contractual interest flows of specific Agency or non-Agency securities. All assets classified as AFS, excluding certain AFS securities for which we have elected the fair value option, are reported at estimated fair value with unrealized gains and losses included in accumulated other comprehensive loss.
On July 1, 2015, the Company elected the fair value option for Agency interest-only securities acquired on or after such date. On July 1, 2021, the Company elected the fair value option for all non-Agency securities acquired on or after such date. On January 1, 2023, the Company elected the fair value option for all other non-RMBS Agency securities acquired on or after such date. All Agency interest-only securities acquired on or after July 1, 2015, all non-Agency securities acquired on or after July 1, 2021, and all other non-RMBS Agency securities acquired on or after January 1, 2023 are carried at estimated fair value with changes in fair value recorded as a component of (loss) gain on investment securities in the consolidated statements of comprehensive loss.
Fair value is determined under the guidance of Accounting Standards Codification (ASC) 820, Fair Value Measurements and Disclosures, or ASC 820. The Company determines the fair value of its investment securities that are issued or guaranteed as to principal and/or interest by a GSE or U.S. government agency, based upon prices obtained from third-party pricing vendors or broker quotes received using the bid price, which are both deemed indicative of market activity. In determining the fair value of its non-Agency securities, management judgment is used to arrive at fair value that considers prices obtained from third-party pricing vendors, broker quotes received and other applicable market data. If listed price data is not available or insufficient, then fair value is based upon internally developed models that are primarily based on observable market-based inputs but also include unobservable market data inputs. See Note 11 - Fair Value of these notes to the consolidated financial statements for details on fair value measurement.
Investment securities transactions are recorded on the trade date. The cost basis for realized gains and losses on sales of investment securities are determined on the first-in, first-out, or FIFO, method.
Interest income (i.e., gross yield/stated coupon) on securities is accrued based on the outstanding principal balance and their contractual terms. Premiums and discounts associated with Agency securities and non-Agency securities rated AA and higher at the time of purchase, are amortized and accreted, respectively, as an adjustment to interest income over the life of such securities using the contractual method under ASC 310-20, Nonrefundable Fees and Other Costs, which is applied at the individual security level based upon each security’s effective interest rate. The Company calculates each security’s effective interest rate at the time of purchase by solving for the discount rate that equates the present value of that security's remaining contractual cash flows, assuming no principal prepayments, to its purchase price. When applying the contractual effective interest method, as principal prepayments occur, an amount of the unamortized premium or discount is recognized in interest income such that the contractual effective interest rate on the remaining security balance is unaffected.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements
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
The Company evaluates AFS securities where the fair value option has not been elected for impairment at least quarterly, and more frequently when economic or market conditions warrant such evaluation. When the fair value of an AFS security is less than its amortized cost, the security is considered impaired. For securities that are impaired, the Company determines if it (i) has the intent to sell the security, (ii) is more likely than not that it will be required to sell the security before recovery of its amortized cost basis, or (iii) does not expect to recover the entire amortized cost basis of the security. If the Company determines that it is more likely than not that it will incur a realized loss on the security when it is sold, the difference between the amortized cost and the fair value is recognized in consolidated statements of comprehensive loss as a component of (loss) gain on investment securities.
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
MSR are reported at fair value on the consolidated balance sheets. Although MSR transactions are observable in the marketplace, the valuation includes unobservable market data inputs (prepayment speeds; option-adjusted spread, or OAS, which represents the incremental spread added to the risk-free rate to reflect the effects of any embedded options and other risk inherent in MSR; and cost to service). Changes in the fair value of MSR as well as servicing fee income and servicing costs are reported on the consolidated statements of comprehensive loss.
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
At the inception of a derivative contract, the Company determines whether the instrument will be part of a qualifying hedge accounting relationship or whether the Company will account for the contract as a trading instrument. Due to the volatility of the interest rate and credit markets and difficulty in effectively matching pricing or cash flows, the Company has elected to treat all current derivative contracts as trading instruments. Changes in fair value as well as the accrual and settlement of interest associated with derivatives accounted for as trading instruments are reported in the consolidated statements of comprehensive loss as (loss) gain on interest rate swap, cap and swaption agreements or (loss) gain on other derivative instruments depending on the type of derivative instrument.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements
The Company enters into interest rate derivative contracts for a variety of reasons, including minimizing fluctuations in earnings or market values on certain assets or liabilities that may be caused by changes in interest rates. The Company may, at times, enter into various forward contracts including short securities, Agency to-be-announced securities, or TBAs, options, futures, swaps, and caps. Due to the nature of these instruments, they may be in a receivable/asset position or a payable/liability position at the end of an accounting period. Amounts payable to and receivable from the same party under contracts may be offset as long as the following conditions are met: (i) each of the two parties owes the other determinable amounts; (ii) the reporting party has the right to offset the amount owed with the amount owed by the other party; (iii) the reporting party intends to offset; and (iv) the right of offset is enforceable by law. If the aforementioned conditions are not met, amounts payable to and receivable from are presented by the Company on a gross basis in its consolidated balance sheets. The Company’s centrally cleared interest rate swaps and exchange-traded futures and options on futures require that the Company posts an “initial margin” amount determined by the clearing exchange, which is generally intended to be set at a level sufficient to protect the exchange from the derivative instrument’s maximum estimated single-day price movement. The Company also exchanges “variation margin” based upon daily changes in fair value, as measured by the exchange. The exchange of variation margin is considered a settlement of the derivative instrument, as opposed to pledged collateral. Accordingly, the Company accounts for the receipt or payment of variation margin as a direct reduction to the carrying value of the centrally cleared or exchange-traded derivative asset or liability. The receipt or payment of initial margin is accounted for separate from the derivative asset or liability and is netted on a counterparty basis and classified within restricted cash, due from counterparties, or due to counterparties on the Company’s consolidated balance sheets.
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
Revolving Credit Facilities
To finance MSR assets and related servicing advance obligations, the Company enters into revolving credit facilities collateralized by the value of the MSR and/or servicing advances pledged. Borrowings under these revolving credit facilities that expire within one year are considered short-term debt. As of December 31, 2023, the Company’s revolving credit facilities that had contractual terms of greater than one year were considered long-term debt. The Company’s revolving credit facilities generally bear interest rates based on an index plus a spread. Borrowings under revolving credit facilities are treated as collateralized financing transactions and are carried at contractual amounts, as specified in the respective agreements.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements
Deferred Tax Assets and Liabilities
Income recognition for U.S. GAAP and tax differ in certain respects. These differences often reflect differing accounting treatments for tax and U.S. GAAP, such as accounting for discount and premium amortization, credit losses, asset impairments, recognition of certain operating expenses and certain valuation estimates. Some of these differences are temporary in nature and create timing mismatches between when taxable income is earned and the tax is paid versus when the earnings (losses) for U.S. GAAP purposes, or GAAP net (loss) income, are recognized and the tax provision is recorded. Some of these differences are permanent since certain income (or expense) may be recorded for tax purposes but not for U.S. GAAP purposes (or vice versa). One such significant permanent difference is the Company’s ability as a REIT to deduct dividends paid to stockholders as an expense for tax purposes, but not for U.S. GAAP purposes.
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
Other Comprehensive Income (Loss)
Current period net unrealized gains and losses on AFS securities, excluding certain AFS securities for which the Company has elected the fair value option, are reported as components of accumulated other comprehensive loss on its consolidated statements of stockholders’ equity and in the consolidated statements of comprehensive loss. Net unrealized gains and losses on securities held by the Company’s taxable subsidiaries that are reported in accumulated other comprehensive loss are adjusted for the effects of taxation and may create deferred tax assets or liabilities.
Earnings Per Share
The Company’s common stock, par value and shares issued and outstanding, includes issued and unvested shares of restricted common stock, which have full rights to the common stock dividend declarations of the Company. Common shares underlying certain other equity-based awards granted by the Company are not included in common stock until the awards vest. If these awards have non-forfeitable dividend participation rights, they are considered participating securities in the calculations of basic and diluted (loss) earnings per share.
Basic (loss) earnings per share is computed by dividing net (loss) income attributable to common stockholders, less income allocated to participating securities pursuant to the two-class method, by the weighted average number of common shares outstanding during the period. Diluted (loss) earnings per share is computed by dividing basic net (loss) income attributable to common stockholders by the weighted average number of common shares outstanding during the period, further adjusted for the dilutive effect, if any, of share-based payment awards and the assumed conversion of convertible notes into common shares.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements
Unvested equity-based awards are included in the calculation of diluted (loss) earnings per share under either the two-class method or the treasury stock method, depending upon which method produces the more dilutive result. The two-class method is an earnings allocation formula under which (loss) earnings per share is calculated for common stock and participating securities according to dividends declared and participating rights in undistributed earnings. Under this method, all earnings (distributed and undistributed) are allocated between participating securities and common shares based on their respective rights to receive dividends or dividend equivalents. Under the treasury stock method, common equivalent shares are calculated assuming that any share-based payment awards vest according to their respective agreements and unrecognized compensation cost is used to repurchase shares of the Company’s outstanding common stock at the average market price during the reported period. Under the if-converted method, the assumed conversion of each convertible note into common shares is calculated by adding back the respective periodic interest expense (net of any tax effects) associated with dilutive convertible notes to net (loss) income attributable to common stockholders and adding the shares issued in an assumed conversion to the diluted weighted average share count.
Equity Incentive Plans
The Company’s Second Restated 2009 Equity Incentive Plan, or the 2009 Plan, and the Company’s 2021 Equity Incentive Plan, or the 2021 Plan, or collectively, the Equity Incentive Plans, provide incentive compensation to attract and retain qualified directors, officers, personnel and other parties who may provide significant services to the Company. The Equity Incentive Plans are administered by the compensation committee of the Company’s board of directors. The Equity Incentive Plans permit the grants of restricted common stock, restricted stock units, or RSUs, performance-based awards (including performance share units, or PSUs), phantom shares, dividend equivalent rights and other equity-based awards. See Note 18 - Equity Incentive Plans for further details regarding the Equity Incentive Plans.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements
Improvements to Reportable Segment Disclosures
In November 2023, the FASB issued ASU No. 2023-07, which requires public entities to disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Public entities with a single reportable segment are required to provide the new disclosures and all the disclosures required under ASC 280, Segment Reporting. The ASU does not change how a public entity identifies its operating segments, aggregates them or applies the quantitative thresholds to determine its reportable segments. The ASU is effective for fiscal years beginning after December 15, 2023, and for interim periods beginning after December 15, 2024, with early adoption permitted. The guidance should be applied retrospectively to all periods presented in the financial statements, unless it is impracticable. The segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The Company has determined this ASU will not have a material impact on the Company's financial condition, results of operations or financial statement disclosures.
Improvements to Income Tax Disclosures
In December 2023, the FASB issued ASU No. 2023-09, which requires entities to provide additional information about federal, state and foreign income taxes and reconciling items in the rate reconciliation table, and to disclose further disaggregation of income taxes paid (net of refunds received) by federal (national), state and foreign taxes by jurisdiction. For public business entities, the ASU is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The guidance should be applied prospectively, but entities have the option to apply it retrospectively for each period presented. The Company has determined this ASU will not have a material impact on the Company's financial condition, results of operations or financial statement disclosures.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements
Note 3. Acquisition of RoundPoint Mortgage Servicing LLC
Effective September 30, 2023, the Company acquired RoundPoint from Freedom after the completion of customary closing conditions and receiving the required regulatory and GSE approvals. The provisional purchase price recognized was $44.7 million, with $23.6 million paid upon closing and $21.1 million recognized as a payable to Freedom within the other liabilities line item on the Company’s consolidated balance sheet as of September 30, 2023. The Company performed a provisional allocation of the consideration of $44.7 million to RoundPoint’s assets and liabilities, as set forth below. During the three months ended December 31, 2023, the Company recognized a total of $0.2 million in measurement period adjustments, resulting in a final purchase price of $44.5 million. The remaining payable to Freedom of $20.9 million was paid in January 2024. The allocation of the adjusted purchase price of $44.5 million to RoundPoint’s assets and liabilities is also set forth below. The estimate of fair value of assets and liabilities required the use of significant assumptions and estimates. Significant estimates included, but were not limited to, future expected cash flows, including projected revenues and expenses, and discount rates. These estimates were based on assumptions that management believes to be reasonable as well as a third party-prepared valuation analysis; however, actual results may differ from these estimates. The measurement period adjustments made during the three months ended December 31, 2023 are set forth below.

	December 31, 2023
(in thousands)	Acquisition Date Amounts Recognized	Subsequent Measurement Period Adjustments	Acquisition Date Amounts Recognized, as adjusted
Total Consideration	$44,732	$(188)	$44,544
Assets:
Cash and cash equivalents	$50,366	$—	$50,366
Intangible assets	786	13	799
Other assets	29,148	—	29,148
Total Assets Acquired	$80,300	$13	$80,313
Liabilities:
Accrued expenses	$4,483	$—	$4,483
Other liabilities	58,739	—	58,739
Total Liabilities Assumed	$63,222	$—	$63,222
Net Assets	$17,078	$13	$17,091
Goodwill	$27,654	$(201)	$27,453

As a result of the RoundPoint acquisition, the Company identified intangible assets in the form of mortgage servicing and origination state licenses, insurance state licenses, GSE servicing approvals and trade names. The Company recorded the intangible assets at fair value at the acquisition date and amortizes the value of finite-lived intangibles into expense over the expected useful life. Trade names, with a total acquisition date fair value of $0.2 million, are amortized straight-line over a finite life of six months based on the Company’s determination of the time to change a trade name. The Company determined the licenses and approvals, with a total acquisition date fair value of $0.6 million, have indefinite useful lives and are periodically evaluated for impairment given there are no legal, regulatory, contractual, competitive, or economic factors that would limit their useful lives.
The total goodwill of $27.5 million was calculated as the excess of the total consideration transferred over the net assets acquired and primarily includes the existence of an assembled workforce, synergies and benefits expected to result from combining operations with RoundPoint and adding in-house servicing. The full amount of goodwill for tax purposes of $27.5 million is expected to be deductible. The Company will assess the goodwill annually during the fourth quarter and in interim periods whenever events or circumstances make it more likely than not that an impairment may have occurred.
Acquisition-related costs are expensed in the period incurred and included within the other operating expenses line item in the Company’s consolidated statements of comprehensive loss. During the years ended December 31, 2023 and 2022, the Company recognized $1.3 million and $0.8 million, respectively, of acquisition-related costs. The Company did not recognize any acquisition-related costs during the year ended December 31, 2021.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements
As discussed above, the acquisition of RoundPoint closed effective September 30, 2023. Accordingly, RoundPoint’s consolidated balance sheet is included within the Company’s consolidated balance sheet as of December 31, 2023. Beginning October 1, 2023, RoundPoint’s results of operations have been consolidated with the Company’s in accordance with U.S. GAAP; inter-company accounts and transactions have been eliminated. The following table presents unaudited pro forma combined revenues and income before income taxes for the years ended December 31, 2023 and 2022 prepared as if the RoundPoint acquisition had been consummated on January 1, 2022.

	Year Ended
	December 31,
(in thousands)	2023	2022
Revenue (1)	$806,945	$889,186
(Loss) income before income taxes	$(104,823)	$260,023
____________________
(1)The Company’s revenue is defined as the sum of the interest income, servicing income and total other income line items on the consolidated statements of comprehensive loss.

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
Additionally, in the third quarter of 2022, Matrix agreed to engage RoundPoint as a subservicer prior to the closing date and began transferring loans to RoundPoint in the fourth quarter of 2022. As such, prior to the acquisition on September 30, 2023, the Company incurred servicing expenses related to RoundPoint’s subservicing of the Company’s MSR of $23.9 million and $2.0 million during the years ended December 31, 2023 and 2022. These subservicing expenses are included within the servicing costs line item on the Company’s consolidated statements of comprehensive loss.

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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements
The following table presents a summary of the assets and liabilities of all consolidated trusts as reported on the consolidated balance sheets as of December 31, 2023 and December 31, 2022:

(in thousands)	December 31, 2023	December 31, 2022
Note receivable (1)	$399,317	$398,011
Restricted cash	45,642	31,691
Accrued interest receivable (1)	551	400
Other assets	79,749	67,819
Total Assets	$525,259	$497,921
Term notes payable	$399,317	$398,011
Revolving credit facilities	34,300	23,850
Accrued interest payable	816	560
Other liabilities	45,377	31,531
Total Liabilities	$479,810	$453,952
____________________
(1)Receivables due from a wholly owned subsidiary of the Company to the trusts are eliminated in consolidation in accordance with U.S. GAAP.

Additionally, the Company entered into a definitive stock purchase agreement on August 2, 2022 to acquire RoundPoint whereby the preliminary purchase price was subject to a post-closing adjustment based on RoundPoint’s aggregate “earnings” (as defined in the stock purchase agreement) from October 1, 2022 through the closing date, or the Interim Period, in addition to other post-closing adjustments. During the Interim Period, the manner in which the purchase price is calculated represented an implicit guarantee of the value of RoundPoint’s net book value, in which the Company held the variable interests. These terms also indicated that RoundPoint met the criteria to be considered a VIE that the Company must review for consolidation. As the Company had the obligation to absorb losses and the right to receive benefits of RoundPoint during the Interim Period that could be significant, but not the power to direct the activities of RoundPoint that most significantly impacted its performance, the Company was not the primary beneficiary and, thus, did not consolidate RoundPoint during the Interim Period. Effective September 30, 2023, the parties had satisfied customary closing conditions and received the required regulatory and GSE approvals to close the transaction. Upon closing, RoundPoint became a consolidated wholly owned subsidiary of the Company and was no longer considered a VIE.

Note 5. Available-for-Sale Securities, at Fair Value
The Company holds both Agency and non-Agency AFS investment securities which are carried at fair value on the consolidated balance sheets. The following table presents the Company’s AFS investment securities by collateral type as of December 31, 2023 and December 31, 2022:

(in thousands)	December 31, 2023	December 31, 2022
Agency:
Federal National Mortgage Association	$5,467,684	$4,112,556
Federal Home Loan Mortgage Corporation	2,790,662	3,332,314
Government National Mortgage Association	64,653	208,706
Non-Agency	4,150	125,158
Total available-for-sale securities	$8,327,149	$7,778,734

At December 31, 2023 and December 31, 2022, the Company pledged AFS securities with a carrying value of $8.1 billion and $7.4 billion, respectively, as collateral for repurchase agreements. See Note 12 - Repurchase Agreements.
At December 31, 2023 and December 31, 2022, the Company did not have any securities purchased from and financed with the same counterparty that did not meet the conditions of ASC 860, Transfers and Servicing, to be considered linked transactions and, therefore, classified as derivatives.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements
The Company is not required to consolidate VIEs for which it has concluded it does not have both the power to direct the activities of the VIEs that most significantly impact the entities’ performance, and the obligation to absorb losses or the right to receive benefits of the entities that could be significant. The Company’s investments in these unconsolidated VIEs include all non-Agency securities, which are classified within available-for-sale securities, at fair value on the consolidated balance sheets. As of December 31, 2023 and December 31, 2022, the carrying value, which also represents the maximum exposure to loss, of all non-Agency securities in unconsolidated VIEs was $4.2 million and $125.2 million, respectively.
The following tables present the amortized cost and carrying value of AFS securities by collateral type as of December 31, 2023 and December 31, 2022:

	December 31, 2023
(in thousands)	Principal/ Current Face	Un-amortized Premium	Accretable Purchase Discount	Amortized Cost	Allowance for Credit Losses	Unrealized Gain	Unrealized Loss	Carrying Value
Agency:
Principal and interest	$8,421,733	$155,171	$(130,932)	$8,445,972	$—	$22,677	$(196,748)	$8,271,901
Interest-only	840,723	58,567	—	58,567	(3,619)	907	(4,757)	51,098
Total Agency	9,262,456	213,738	(130,932)	8,504,539	(3,619)	23,584	(201,505)	8,322,999
Non-Agency	569,897	4,199	(19)	4,844	(324)	173	(543)	4,150
Total	$9,832,353	$217,937	$(130,951)	$8,509,383	$(3,943)	$23,757	$(202,048)	$8,327,149

	December 31, 2022
(in thousands)	Principal/ Current Face	Un-amortized Premium	Accretable Purchase Discount	Amortized Cost	Allowance for Credit Losses	Unrealized Gain	Unrealized Loss	Carrying Value
Agency:
Principal and interest	$7,781,277	$189,246	$(33,413)	$7,937,110	$—	$6,310	$(325,960)	$7,617,460
Interest-only	963,866	45,882	—	45,882	(6,785)	1,890	(4,871)	36,116
Total Agency	8,745,143	235,128	(33,413)	7,982,992	(6,785)	8,200	(330,831)	7,653,576
Non-Agency	1,263,789	8,511	(225)	131,635	(173)	545	(6,849)	125,158
Total	$10,008,932	$243,639	$(33,638)	$8,114,627	$(6,958)	$8,745	$(337,680)	$7,778,734

The following table presents the Company’s AFS securities according to their estimated weighted average life classifications as of December 31, 2023:

	December 31, 2023
(in thousands)	Agency	Non-Agency	Total
< 1 year	$86	$—	$86
≥ 1 and < 3 years	17,577	—	17,577
≥ 3 and < 5 years	261,625	—	261,625
≥ 5 and < 10 years	6,844,418	3,818	6,848,236
≥ 10 years	1,199,293	332	1,199,625
Total	$8,322,999	$4,150	$8,327,149

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements
Measurement of Allowances for Credit Losses on AFS Securities
The Company uses a discounted cash flow method to estimate and recognize an allowance for credit losses on both Agency and non-Agency AFS securities that are not accounted for under the fair value option. The following tables present the changes for the years ended December 31, 2023, 2022 and 2021 in the allowance for credit losses on Agency and non-Agency AFS securities:

	Year Ended
	December 31, 2023
(in thousands)	Agency	Non-Agency	Total
Allowance for credit losses at beginning of period	$(6,785)	$(173)	$(6,958)
Additions on securities for which credit losses were not previously recorded	(55)	(370)	(425)
(Increase) decrease on securities with previously recorded credit losses	965	5	970
Write-offs	2,256	214	2,470
Allowance for credit losses at end of period	$(3,619)	$(324)	$(3,943)

	Year Ended
	December 31, 2022
(in thousands)	Agency	Non-Agency	Total
Allowance for credit losses at beginning of period	$(12,851)	$(1,387)	$(14,238)
Additions on securities for which credit losses were not previously recorded	(482)	(501)	(983)
(Increase) decrease on securities with previously recorded credit losses	(3,462)	1,715	(1,747)
Write-offs	10,010	—	10,010
Allowance for credit losses at end of period	$(6,785)	$(173)	$(6,958)

	Year Ended
	December 31, 2021
(in thousands)	Agency	Non-Agency	Total
Allowance for credit losses at beginning of period	$(17,889)	$(4,639)	$(22,528)
Additions on securities for which credit losses were not previously recorded	(190)	(4,365)	(4,555)
Increase on securities with previously recorded credit losses	(4,542)	(666)	(5,208)
Write-offs	9,770	8,283	18,053
Allowance for credit losses at end of period	$(12,851)	$(1,387)	$(14,238)

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements
The following tables present the components comprising the carrying value of AFS securities for which an allowance for credit losses has not been recorded by length of time that the securities had an unrealized loss position as of December 31, 2023 and December 31, 2022. At December 31, 2023 and December 31, 2022, the Company held 646 and 704 AFS securities, respectively; of the securities for which an allowance for credit losses has not been recorded, 477 and 553 were in an unrealized loss position for less than twelve consecutive months. At both December 31, 2023 and December 31, 2022, none of the Company’s AFS securities were in an unrealized loss position for more than twelve months without an allowance for credit losses recorded.

	December 31, 2023
	Unrealized Loss Position for
	Less than 12 Months		12 Months or More		Total
(in thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Agency	$6,269,848	$(199,276)	$—	$—	$6,269,848	$(199,276)
Non-Agency	883	(173)	—	—	883	(173)
Total	$6,270,731	$(199,449)	$—	$—	$6,270,731	$(199,449)

	December 31, 2022
	Unrealized Loss Position for
	Less than 12 Months		12 Months or More		Total
(in thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Agency	$7,168,694	$(328,258)	$—	$—	$7,168,694	$(328,258)
Non-Agency	117,816	(5,933)	—	—	117,816	(5,933)
Total	$7,286,510	$(334,191)	$—	$—	$7,286,510	$(334,191)

Gross Realized Gains and Losses
Gains and losses from the sale of AFS securities are recorded as realized gains (losses) within (loss) gain on investment securities in the Company’s consolidated statements of comprehensive loss. The following table presents details around sales of AFS securities during the years ended December 31, 2023, 2022 and 2021:

	Year Ended
	December 31,
(in thousands)	2023	2022	2021
Proceeds from sales of available-for-sale securities	$2,673,827	$7,793,705	$6,274,193
Amortized cost of available-for-sale securities sold	(2,792,703)	(8,359,967)	(6,137,824)
Total realized (losses) gains on sales, net	$(118,876)	$(566,262)	$136,369

Gross realized gains	$16,285	$40,574	$167,269
Gross realized losses	(135,161)	(606,836)	(30,900)
Total realized (losses) gains on sales, net	$(118,876)	$(566,262)	$136,369

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements
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
The following table summarizes activity related to the Company’s MSR portfolio for the years ended December 31, 2023, 2022 and 2021.

	Year Ended
	December 31,
(in thousands)	2023	2022	2021
Balance at beginning of period	$2,984,937	$2,191,578	$1,596,153
Purchases of mortgage servicing rights	317,194	640,051	777,305
Sales of mortgage servicing rights (1)	(115,754)	(259,059)	(43,411)
Changes in fair value due to:
Changes in valuation inputs or assumptions used in the valuation model (2)	97,859	793,631	562,843
Other changes in fair value (3)	(227,663)	(371,023)	(666,160)
Other changes (4)	(4,557)	(10,241)	(35,152)
Balance at end of period (5)	$3,052,016	$2,984,937	$2,191,578
____________________
(1)During the year ended December 31, 2023, excess MSR was transferred to Agency-sponsored trusts in exchange for stripped mortgage backed securities, or SMBS. In each transaction, a portion of the SMBS was acquired by third parties and the Company acquired the remaining balance of those SMBS, which are included within Agency AFS securities unless sold prior to December 31, 2023.
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

At December 31, 2023 and December 31, 2022, the Company pledged MSR with a carrying value of $3.0 billion and $3.0 billion, respectively, as collateral for repurchase agreements, revolving credit facilities and term notes payable. See Note 12 - Repurchase Agreements, Note 13 - Revolving Credit Facilities and Note 14 - Term Notes Payable.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements
As of December 31, 2023 and December 31, 2022, the key economic assumptions and sensitivity of the fair value of MSR to immediate 10% and 20% adverse changes in these assumptions were as follows:

(dollars in thousands, except per loan data)	December 31, 2023	December 31, 2022
Weighted average prepayment speed:	6.2%	6.9%
Impact on fair value of 10% adverse change	$(74,042)	$(50,192)
Impact on fair value of 20% adverse change	$(146,237)	$(100,995)
Weighted average delinquency:	0.9%	0.9%
Impact on fair value of 10% adverse change	$(4,654)	$(3,880)
Impact on fair value of 20% adverse change	$(12,376)	$(7,777)
Weighted average option-adjusted spread:	5.3%	5.3%
Impact on fair value of 10% adverse change	$(59,285)	$(44,431)
Impact on fair value of 20% adverse change	$(119,776)	$(87,354)
Weighted average per loan annual cost to service:	$68.27	$67.92
Impact on fair value of 10% adverse change	$(24,111)	$(20,148)
Impact on fair value of 20% adverse change	$(48,985)	$(39,401)

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
Mortgage Servicing Income
The following table presents the components of servicing income recorded on the Company’s consolidated statements of comprehensive loss for the years ended December 31, 2023, 2022 and 2021:

	Year Ended
	December 31,
(in thousands)	2023	2022	2021
Servicing fee income	$555,221	$564,923	$461,381
Ancillary and other fee income	5,149	1,932	2,436
Float income	125,407	37,056	4,589
Total	$685,777	$603,911	$468,406

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements
Mortgage Servicing Advances
As the servicer of record for the MSR assets, the Company may be required to advance principal and interest payments to security holders, and intermittent tax and insurance payments to local authorities and insurance companies on mortgage loans that are in forbearance, delinquency or default. The Company is responsible for funding these advances, potentially for an extended period of time, before receiving reimbursement from Fannie Mae and Freddie Mac. Servicing advances are priority cash flows in the event of a loan principal reduction or foreclosure and ultimate liquidation of the real estate-owned property, thus making their collection reasonably assured. These servicing advances totaled $143.2 million and $119.0 million and were included in other assets on the consolidated balance sheets as of December 31, 2023 and December 31, 2022, respectively. At December 31, 2023 and December 31, 2022, mortgage loans in 60+ day delinquent status (whether or not subject to forbearance) accounted for approximately 0.7% and 0.8%, respectively, of the aggregate principal balance of loans for which the Company had servicing advance funding obligations.
The Company has one revolving credit facility to finance its servicing advance obligations. At December 31, 2023 and December 31, 2022, the Company had pledged servicing advances with a carrying value of $79.7 million and $67.8 million, respectively, as collateral for this revolving credit facility. See Note 13 - Revolving Credit Facilities.

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
The following table presents the Company’s restricted cash balances as of December 31, 2023 and December 31, 2022:

(in thousands)	December 31, 2023	December 31, 2022
Restricted cash balances held by trading counterparties:
For securities trading activity	$450	$2,202
For derivatives trading activity	1,669	79,220
For servicing activities	50,345	36,690
As restricted collateral for borrowings	12,575	324,854
Total restricted cash balances held by trading counterparties	65,039	442,966
Restricted cash balance pursuant to letter of credit on office lease	62	60
Total	$65,101	$443,026

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the Company’s consolidated balance sheets as of December 31, 2023 and December 31, 2022 that sum to the total of the same such amounts shown in the statements of cash flows:

(in thousands)	December 31, 2023	December 31, 2022
Cash and cash equivalents	$729,732	$683,479
Restricted cash	65,101	443,026
Total cash, cash equivalents and restricted cash	$794,833	$1,126,505

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements
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
The following tables present the gross fair value and notional amounts of the Company’s derivative financial instruments treated as trading derivatives as of December 31, 2023 and December 31, 2022:

	December 31, 2023
	Derivative Assets		Derivative Liabilities
(in thousands)	Fair Value	Notional	Fair Value	Notional
Inverse interest-only securities	$12,292	$163,735	$—	$—
Interest rate swap agreements	—	—	—	17,788,114
Swaptions, net	19	(200,000)	—	—
TBAs	72,980	2,979,000	(21,506)	518,000
Futures, net	—	—	—	(6,203,050)
Total	$85,291	$2,942,735	$(21,506)	$12,103,064

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

	December 31, 2022
	Derivative Assets		Derivative Liabilities
(in thousands)	Fair Value	Notional	Fair Value	Notional
Inverse interest-only securities	$15,293	$196,456	$—	$—
Interest rate swap agreements	—	—	—	—
Swaptions, net	—	—	—	—
TBAs	11,145	(650,000)	(34,048)	4,476,000
Futures, net	—	(18,285,452)	—	—
Total	$26,438	$(18,738,996)	$(34,048)	$4,476,000

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
The following table summarizes the location and amount of gains and losses on derivative instruments reported in the consolidated statements of comprehensive loss:

Derivative Instruments	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		Year Ended
(in thousands)		December 31,
		2023	2022	2021
Interest rate risk management:
TBAs	(Loss) gain on other derivative instruments	$(155,942)	$(487,713)	$(193,479)
Futures	(Loss) gain on other derivative instruments	(8,973)	514,467	(49,213)
Options on TBAs	(Loss) gain on other derivative instruments	—	—	(5,683)
Options on futures	(Loss) gain on other derivative instruments	(779)	(2,224)	—
Interest rate swaps - Payers	(Loss) gain on interest rate swap, cap and swaption agreements	(53,263)	772,829	92,317
Interest rate swaps - Receivers	(Loss) gain on interest rate swap, cap and swaption agreements	526	(756,744)	(66,828)
Swaptions	(Loss) gain on interest rate swap, cap and swaption agreements	(209)	13,414	16,602
Non-risk management:
Inverse interest-only securities	(Loss) gain on other derivative instruments	(516)	(15,220)	(2,908)
Total		$(219,156)	$38,809	$(209,192)

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements
For the years ended December 31, 2023, 2022 and 2021, the Company recognized $21.4 million of income, $4.8 million of expense, and $14.3 million of income, respectively, for the accrual and/or settlement of the net interest expense associated with its interest rate swaps and caps. The income resulted from paying either a fixed interest rate or a floating interest rate (OIS or SOFR) and receiving either a floating interest rate (OIS or SOFR) or a fixed interest rate on an average $8.0 billion, $12.4 billion and $15.9 billion notional, respectively.
The following tables present information with respect to the volume of activity in the Company’s derivative instruments during the years ended December 31, 2023 and 2022:

	Year Ended December 31, 2023
(in thousands)	Beginning of Period Notional Amount	Additions	Settlement, Termination, Expiration or Exercise	End of Period Notional Amount	Average Notional Amount	Realized Gain (Loss), net (1)
Inverse interest-only securities	$196,456	$—	$(32,721)	$163,735	$180,080	$—
Interest rate swap agreements	—	22,600,456	(4,812,342)	17,788,114	7,974,494	(36,114)
Swaptions, net	—	(400,000)	200,000	(200,000)	(161,644)	(80)
TBAs, net	3,826,000	42,018,000	(42,347,000)	3,497,000	3,016,532	(230,319)
Futures, net	(18,285,452)	(35,976,130)	48,058,532	(6,203,050)	(9,085,474)	167,235
Options on futures, net	—	—	—	—	—	(779)
Total	$(14,262,996)	$28,242,326	$1,066,469	$15,045,799	$1,923,988	$(100,057)

	Year Ended December 31, 2022
(in thousands)	Beginning of Period Notional Amount	Additions	Settlement, Termination, Expiration or Exercise	End of Period Notional Amount	Average Notional Amount	Realized Gain (Loss), net (1)
Inverse interest-only securities	$247,101	$—	$(50,645)	$196,456	$219,813	$—
Interest rate swap agreements	20,387,300	22,398,148	(42,785,448)	—	12,424,320	29,543
Swaptions, net	(1,761,000)	(1,000,000)	2,761,000	—	(1,274,101)	13,654
TBAs, net	4,116,000	69,828,000	(70,118,000)	3,826,000	4,743,504	(463,320)
Futures, net	(5,829,600)	(68,777,002)	56,321,150	(18,285,452)	(13,921,620)	487,267
Options on futures, net	—	2,000	(2,000)	—	416	(2,224)
Total	$17,159,801	$22,451,146	$(53,873,943)	$(14,262,996)	$2,192,332	$64,920
____________________
(1)Excludes net interest paid or received in full settlement of the net interest spread liability.

Cash flow activity related to derivative instruments is reflected within the operating activities and investing activities sections of the consolidated statements of cash flows. Realized gains and losses and derivative fair value adjustments are reflected within the realized and unrealized losses (gains) on interest rate swaps, caps and swaptions and unrealized losses (gains) on other derivative instruments line items within the operating activities section of the consolidated statements of cash flows. The remaining cash flow activity related to derivative instruments is reflected within the (purchases) short sales of derivative instruments, net; (payments for termination and settlement) proceeds from sales and settlement of derivative instruments, net; and (decrease) increase in due to counterparties, net line items within the investing activities section of the consolidated statements of cash flows.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements
Interest Rate Sensitive Assets/Liabilities
The Company’s Agency RMBS portfolio is generally subject to change in value when interest rates or prepayment speeds decrease or increase, depending on the type of investment. Periods of rising interest rates with corresponding decreasing prepayment speeds generally result in a decline in the value of the Company’s fixed-rate Agency principal and interest (P&I) RMBS. The impact of this effect on the Company’s fixed-rate Agency P&I RMBS portfolio is partially mitigated by the presence of fixed-rate interest-only Agency RMBS, which generally increase in value when prepayment speeds decrease and MSR, which generally increase in value when prepayment speeds decrease and interest rates increase. As of December 31, 2023 and December 31, 2022, the Company had $41.9 million and $23.8 million, respectively, of interest-only securities, and $3.1 billion and $3.0 billion, respectively, of MSR. Interest-only securities are included in AFS securities, at fair value, in the consolidated balance sheets.
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
The Company’s derivative contracts that were indexed to USD-LIBOR have been amended to transition to an alternative benchmark, where necessary. Any other unmodified agreements that incorporate LIBOR as the referenced rate either (i) already had provisions in place that provide for an alternative to LIBOR upon its phase-out, (ii) matured or (iii) were terminated prior to June 30, 2023. See Note 2 - Basis of Presentation and Significant Accounting Policies for further discussion of the transition away from LIBOR.
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
The Company may hold both long and short notional TBA positions, which are disclosed on a gross basis according to the unrealized gain or loss position of each TBA contract regardless of long or short notional position. The following tables present the notional amount, cost basis, market value and carrying value (which approximates fair value) of the Company’s TBA positions as of December 31, 2023 and December 31, 2022:

	December 31, 2023
				Net Carrying Value (4)
(in thousands)	Notional Amount (1)	Cost Basis (2)	Market Value (3)	Derivative Assets	Derivative Liabilities
Purchase contracts	$4,194,000	$3,827,271	$3,898,874	$72,980	$(1,377)
Sale contracts	(697,000)	(656,723)	(676,852)	—	(20,129)
TBAs, net	$3,497,000	$3,170,548	$3,222,022	$72,980	$(21,506)

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

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

Futures. The Company may use a variety of types of futures independently, or in conjunction with other derivative and non-derivative instruments, in order to mitigate risks. The following table summarizes certain characteristics of the Company’s futures as of December 31, 2023 and December 31, 2022:

(dollars in thousands)	December 31, 2023			December 31, 2022
Type & Maturity	Notional Amount	Carrying Value	Weighted Average Days to Expiration	Notional Amount	Carrying Value	Weighted Average Days to Expiration
U.S. Treasury futures - 2 year	$(549,600)	$—	88	$(562,200)	$—	95
U.S. Treasury futures - 5 year	(1,876,700)	—	88	(3,855,500)	—	95
U.S. Treasury futures - 10 year	(983,300)	—	79	(2,397,200)	—	90
U.S. Treasury futures - 20 year	(388,200)	—	79	101,000	—	90
Federal Funds futures	—	—	0	(7,948,552)	—	92
SOFR/Eurodollar futures (1)
≤ 1 year	(1,842,750)	—	184	(2,957,000)	—	184
> 1 and ≤ 2 years	(562,500)	—	534	(666,000)	—	489
Total futures	$(6,203,050)	$—	155	$(18,285,452)	$—	122
___________________
(1)During the three months ended June 30, 2023, all of the Company’s outstanding Eurodollar futures contracts with maturities after June 30, 2023 were converted into three-month SOFR futures contracts with similar characteristics.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements
Interest Rate Swap Agreements. The Company may use interest rate swaps independently, or in conjunction with other derivative and non-derivative instruments, in order to mitigate risks. The Company did not hold any interest rate swaps as of December 31, 2022. As of December 31, 2023, the Company held the following interest rate swaps that were utilized as economic hedges of interest rate exposure (or duration) whereby the Company receives interest at a floating interest rate (OIS or SOFR):

(notional in thousands)
December 31, 2023
Swaps Maturities	Notional Amount (1)	Weighted Average Fixed Pay Rate (2)	Weighted Average Receive Rate	Weighted Average Maturity (Years)
2024	$—	—%	—%	0.00
2025	4,827,881	4.741%	5.380%	1.21
2026	1,968,891	4.087%	5.380%	2.01
2027	—	—%	—%	0.00
2028 and Thereafter	5,330,711	3.748%	5.380%	7.79
Total	$12,127,483	4.245%	5.380%	3.87
____________________
(1)Notional amount includes $1.1 billion in forward starting interest rate swaps as of December 31, 2023.
(2)Weighted averages exclude forward starting interest rate swaps. As of December 31, 2023, the weighted average fixed pay rate on forward starting interest rate swaps was 4.0%.

Additionally, as of December 31, 2023, the Company held the following interest rate swaps that were utilized as economic hedges of interest rate exposure (or duration) risk whereby the Company pays interest at a floating interest rate (OIS or SOFR):

(notional in thousands)
December 31, 2023
Swaps Maturities	Notional Amount (1)	Weighted Average Pay Rate (2)	Weighted Average Fixed Receive Rate (2)	Weighted Average Maturity (Years) (2)
2024	$—	—%	—%	0.00
2025	3,116,045	5.380%	4.204%	1.36
2026	—	—%	—%	0.00
2027	260,000	5.380%	3.328%	3.75
2028 and Thereafter	2,284,586	5.380%	3.970%	9.09
Total	$5,660,631	5.380%	4.052%	5.00
____________________
(1)Notional amount includes $645.2 million in forward starting interest rate swaps as of December 31, 2023.
(2)Weighted averages exclude forward starting interest rate swaps. As of December 31, 2023, the weighted average fixed receive rate on forward starting interest rate swaps was 4.4%.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements
Interest Rate Swaptions. The Company may use interest rate swaptions (which provide the option to enter into interest rate swap agreements for a predetermined notional amount, stated term and pay and receive interest rates in the future) independently, or in conjunction with other derivative and non-derivative instruments, in order to mitigate risks. The Company did not hold any interest rate swaptions as of December 31, 2022. As of December 31, 2023, the Company had the following outstanding interest rate swaptions:

	December 31, 2023
(notional and dollars in thousands)	Option				Underlying Swap
Swaption	Expiration	Cost Basis	Fair Value	Average Months to Expiration	Notional Amount	Average Fixed Rate (1)	Average Term (Years)
Purchase contracts:
Payer	< 6 Months	$480	$22	2.40	$200,000	5.13%	1.0
Sale contracts:
Payer	< 6 Months	$(332)	$(3)	2.40	$(400,000)	5.61%	1.0
____________________
(1)As of December 31, 2023, all underlying swap floating rates were tied to SOFR.

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
Derivative financial instruments contain an element of credit risk if counterparties are unable to meet the terms of the agreements. Credit risk associated with derivative financial instruments is measured as the net replacement cost should the counterparties that owe the Company under such contracts completely fail to perform under the terms of these contracts, assuming there are no recoveries of underlying collateral, as measured by the market value of the derivative financial instruments. As of December 31, 2023, the fair value of derivative financial instruments as an asset and liability position was $85.3 million and $21.5 million, respectively.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements
Note 9. Reverse Repurchase Agreements
As of December 31, 2023 and December 31, 2022, the Company had $286.1 million and $189.5 million in amounts due to counterparties as collateral for reverse repurchase agreements that could be pledged, delivered or otherwise used, with a fair value of $284.1 million and $189.3 million, respectively. Additionally, as of December 31, 2022, the Company had entered into $877.6 million in reverse repurchase agreements in order to effectively borrow U.S. Treasury securities and pledge them as collateral for $888.3 million of repurchase agreements (see Note 12 - Repurchase Agreements for further detail). These reverse repurchase agreements had the same maturities as the corresponding repurchase agreements, which were all short term as of December 31, 2022. As of December 31, 2023, the Company had no reverse repurchase agreements in place to effectively borrow U.S. Treasury securities and pledge them as collateral for repurchase agreements.

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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements
The following tables present information about the Company’s assets and liabilities that are subject to master netting arrangements or similar agreements and can potentially be offset on the Company’s consolidated balance sheets as of December 31, 2023 and December 31, 2022:

	December 31, 2023
				Gross Amounts Not Offset with Financial Assets (Liabilities) in the Balance Sheets (1)
(in thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Balance Sheets	Net Amounts of Assets (Liabilities) Presented in the Balance Sheets	Financial Instruments	Cash Collateral (Received) Pledged	Net Amount
Assets:
Derivative assets	$228,227	$(142,936)	$85,291	$(21,506)	$—	$63,785
Reverse repurchase agreements	284,091	—	284,091	—	(284,091)	—
Total Assets	$512,318	$(142,936)	$369,382	$(21,506)	$(284,091)	$63,785
Liabilities:
Repurchase agreements	$(8,020,207)	$—	$(8,020,207)	$8,020,207	$—	$—
Derivative liabilities	(164,442)	142,936	(21,506)	21,506	—	—
Total Liabilities	$(8,184,649)	$142,936	$(8,041,713)	$8,041,713	$—	$—

	December 31, 2022
				Gross Amounts Not Offset with Financial Assets (Liabilities) in the Balance Sheets (1)
(in thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Balance Sheets	Net Amounts of Assets (Liabilities) Presented in the Balance Sheets	Financial Instruments	Cash Collateral (Received) Pledged	Net Amount
Assets:
Derivative assets	$98,609	$(72,171)	$26,438	$(26,438)	$—	$—
Reverse repurchase agreements	1,066,935	—	1,066,935	(888,295)	(178,640)	—
Total Assets	$1,165,544	$(72,171)	$1,093,373	$(914,733)	$(178,640)	$—
Liabilities:
Repurchase agreements	$(8,603,011)	$—	$(8,603,011)	$8,603,011	$—	$—
Derivative liabilities	(106,219)	72,171	(34,048)	26,438	—	(7,610)
Total Liabilities	$(8,709,230)	$72,171	$(8,637,059)	$8,629,449	$—	$(7,610)
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
Available-for-sale securities. The Company holds a portfolio of AFS securities that are carried at fair value in the consolidated balance sheets and primarily comprised of Agency and non-Agency investment securities. The Company determines the fair value of its Agency securities based upon prices obtained from third-party brokers and pricing vendors received using bid price, which are deemed indicative of market activity. The third-party pricing vendors use pricing models that generally incorporate such factors as coupons, primary and secondary mortgage rates, rate reset period, issuer, prepayment speeds, credit enhancements and expected life of the security. In determining the fair value of its non-Agency securities, management judgment may be used to arrive at fair value that considers prices obtained from third-party pricing vendors and other applicable market data. If observable market prices are not available or insufficient to determine fair value due principally to illiquidity in the marketplace, then fair value is based upon models that are primarily based on observable market-based inputs but also include unobservable market data inputs (including prepayment speeds, delinquency levels, and credit losses).
The Company classified 99.95% and 0.05% of its AFS securities as Level 2 and Level 3 fair value assets, respectively, at December 31, 2023.
Mortgage servicing rights. The Company holds a portfolio of MSR that are carried at fair value on the consolidated balance sheets. The Company determines fair value of its MSR based on prices obtained from third-party pricing vendors. Although MSR transactions may be observable in the marketplace, the details of those transactions are not necessarily reflective of the value of the Company’s MSR portfolio. Third-party vendors use both observable market data and unobservable market data (including forecasted prepayment speeds, OAS and cost to service) as inputs into models, which help to inform their best estimates of fair value market price. As a result, the Company classified 100% of its MSR as Level 3 fair value assets at December 31, 2023.
Derivative instruments. The Company may enter into a variety of derivative financial instruments as part of its hedging strategies. The Company principally executes over-the-counter, or OTC, derivative contracts, such as interest rate swaps and swaptions. The Company utilizes third-party brokers to value its financial derivative instruments. The Company classified 100% of its interest rate swaps and swaptions reported at fair value as Level 2 at December 31, 2023.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements
The Company may also enter into certain other derivative financial instruments, such as inverse interest-only securities, TBAs, futures and options on futures. The Company utilizes third-party pricing vendors to value inverse interest-only securities, as these instruments are similar in form to the Company’s AFS securities. The Company classified 100% of its inverse interest-only securities at fair value as Level 2 at December 31, 2023. TBAs, futures and options on futures are considered to be active markets such that participants transact with sufficient frequency and volume to provide transparent pricing information for identical instruments. The Company utilizes third-party pricing vendors to value TBAs, futures and options on futures. The Company reported 100% of its TBAs and futures as Level 1 as of December 31, 2023. The Company did not hold any options on futures at December 31, 2023.
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

	Recurring Fair Value Measurements
	December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	$—	$8,322,999	$4,150	$8,327,149
Mortgage servicing rights	—	—	3,052,016	3,052,016
Derivative assets	72,980	12,311	—	85,291
Total assets	$72,980	$8,335,310	$3,056,166	$11,464,456
Liabilities:
Derivative liabilities	$21,506	$—	$—	$21,506
Total liabilities	$21,506	$—	$—	$21,506

	Recurring Fair Value Measurements
	December 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	$—	$7,653,576	$125,158	$7,778,734
Mortgage servicing rights	—	—	2,984,937	2,984,937
Derivative assets	11,145	15,293	—	26,438
Total assets	$11,145	$7,668,869	$3,110,095	$10,790,109
Liabilities:
Derivative liabilities	$34,048	$—	$—	$34,048
Total liabilities	$34,048	$—	$—	$34,048

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements
The Company may be required to measure certain assets or liabilities at fair value from time to time. These periodic fair value measures typically result from application of certain impairment measures under U.S. GAAP. These items would constitute nonrecurring fair value measures under ASC 820. As of December 31, 2023, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis in the periods presented.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements
The following table presents the reconciliation for the Company’s Level 3 assets measured at fair value on a recurring basis:

	Year Ended
	December 31, 2023				December 31, 2022
(in thousands)	Available-For-Sale Securities		Mortgage Servicing Rights		Available-For-Sale Securities		Mortgage Servicing Rights
Beginning of period level 3 fair value	$125,158		$2,984,937		$12,304		$2,191,578
Gains (losses) included in net (loss) income:
Realized	(1,408)		(209,479)		(1,405)		(368,255)
Unrealized	4,817	(1)	97,859	(2)	(3,632)	(1)	793,631	(2)
Reversal of provision for credit losses	(146)		—		1,213		—
Net gains (losses) included in net (loss) income	3,263		(111,620)		(3,824)		425,376
Other comprehensive income	1,112		—		1,023		—
Purchases	—		317,194		122,030		640,051
Sales	(125,383)		(133,938)		(6,375)		(261,827)
Settlements	—		(4,557)		—		(10,241)
Gross transfers into level 3	—		—		—		—
Gross transfers out of level 3	—		—		—		—
End of period level 3 fair value	$4,150		$3,052,016		$125,158		$2,984,937
Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$1,112	(3)	$119,164	(4)	$(4,535)	(3)	$696,807	(4)
Change in unrealized gains or losses for the period included in other comprehensive income (loss) for assets held at the end of the reporting period	$—		$—		$(3,512)		$—
____________________
(1)The change in unrealized gains or losses on available-for-sale securities accounted for under the fair value option was recorded in (loss) gain on investment securities on the consolidated statements of comprehensive loss.
(2)The change in unrealized gains or losses on MSR was recorded in (loss) gain on servicing asset on the consolidated statements of comprehensive loss.
(3)The change in unrealized gains or losses on available-for-sale securities accounted for under the fair value option that were held at the end of the reporting period was recorded in (loss) gain on investment securities on the consolidated statements of comprehensive loss.
(4)The change in unrealized gains or losses on MSR that were held at the end of the reporting period was recorded in (loss) gain on servicing asset on the consolidated statements of comprehensive loss.

No transfers between Level 1, Level 2 or Level 3 were made during the years ended December 31, 2023 and 2022. Transfers between Levels are deemed to take place on the first day of the reporting period in which the transfer has taken place.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements
The Company also used multiple third-party pricing vendors in the fair value measurement of its Level 3 MSR. The tables below present information about the significant unobservable market data used by the third-party pricing vendors as inputs into models utilized to inform their best estimates of the fair value measurement of the Company’s MSR classified as Level 3 fair value assets at December 31, 2023 and December 31, 2022:

December 31, 2023
Valuation Technique	Unobservable Input	Range			Weighted Average (1)
Discounted cash flow	Constant prepayment speed	5.0%	-	6.9%	6.2%
	Option-adjusted spread	4.8%	-	8.6%	5.3%
	Per loan annual cost to service	$66.31	-	$81.30	$68.27

December 31, 2022
Valuation Technique	Unobservable Input	Range			Weighted Average (1)
Discounted cash flow	Constant prepayment speed	6.2%	-	7.6%	6.9%
	Option-adjusted spread	5.1%	-	8.5%	5.3%
	Per loan annual cost to service	$67.41	-	$80.96	$67.92
___________________
(1)Calculated by averaging the weighted average significant unobservable inputs used by the multiple third-party pricing vendors in the fair value measurement of MSR.

Certain assets are measured at fair value on a nonrecurring basis; that is, they are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances, such as when there is evidence of impairment. Upon the occurrence of certain events, the Company re-measures the fair value of long-lived assets, including property, plant and equipment, operating lease right of use assets, intangible assets and goodwill if an impairment or observable price adjustment is recognized in the current period. No instances requiring re-measurement of assets measured at fair value on a nonrecurring basis occurred during the years ended December 31, 2023, 2022 and 2021.
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
•The carrying value of repurchase agreements and revolving credit facilities that mature in less than one year generally approximates fair value due to the short maturities. As of December 31, 2023, the Company had outstanding borrowings of $1.0 billion under revolving credit facilities that are considered long-term. The Company’s long-term revolving credit facilities have floating rates based on an index plus a spread and the credit spread is typically consistent with those demanded in the market. Accordingly, the interest rates on these borrowings are at market and thus carrying value approximates fair value. The Company categorizes the fair value measurement of these liabilities as Level 2.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements
•Convertible senior notes are carried at their unpaid principal balance, net of any unamortized deferred issuance costs. The Company estimates the fair value of its convertible senior notes using the market transaction price nearest to December 31, 2023. The Company categorizes the fair value measurement of these assets as Level 2.
The following table presents the carrying values and estimated fair values of assets and liabilities that are required to be recorded or disclosed at fair value at December 31, 2023 and December 31, 2022:

	December 31, 2023		December 31, 2022
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Available-for-sale securities	$8,327,149	$8,327,149	$7,778,734	$7,778,734
Mortgage servicing rights	$3,052,016	$3,052,016	$2,984,937	$2,984,937
Cash and cash equivalents	$729,732	$729,732	$683,479	$683,479
Restricted cash	$65,101	$65,101	$443,026	$443,026
Derivative assets	$85,291	$85,291	$26,438	$26,438
Reverse repurchase agreements	$284,091	$284,091	$1,066,935	$1,066,935
Other assets	$31,704	$31,704	$3,493	$3,493
Liabilities:
Repurchase agreements	$8,020,207	$8,020,207	$8,603,011	$8,603,011
Revolving credit facilities	$1,329,171	$1,329,171	$1,118,831	$1,118,831
Term notes payable	$295,271	$289,653	$398,011	$361,905
Convertible senior notes	$268,582	$254,232	$282,496	$246,727
Derivative liabilities	$21,506	$21,506	$34,048	$34,048

Note 12. Repurchase Agreements
As of December 31, 2023 and December 31, 2022, the Company had outstanding $8.0 billion and $8.6 billion, respectively, of repurchase agreements. Excluding the effect of the Company’s interest rate swaps, the repurchase agreements had a weighted average borrowing rate of 5.74% and 3.95% and weighted average remaining maturities of 55 and 59 days as of December 31, 2023 and December 31, 2022, respectively. The Company’s repurchase agreements that were indexed to USD-LIBOR have been amended to transition to an alternative benchmark, where necessary. Any other unmodified agreements that incorporate LIBOR as the referenced rate either (i) already had provisions in place that provide for an alternative to LIBOR upon its phase-out, (ii) matured or (iii) were terminated prior to June 30, 2023. See Note 2 - Basis of Presentation and Significant Accounting Policies for further discussion of the transition away from LIBOR.
At December 31, 2023 and December 31, 2022, the Company’s repurchase agreements had the following characteristics and remaining maturities:

	December 31, 2023
	Collateral Type
(in thousands)	Agency RMBS	Non-Agency Securities	Agency Derivatives	Mortgage Servicing Rights	U.S. Treasuries (1)	Total Amount Outstanding
Within 30 days	$2,772,975	$—	$1,615	$58,572	$—	$2,833,162
30 to 59 days	1,918,818	—	—	—	—	1,918,818
60 to 89 days	2,058,518	233	687	—	—	2,059,438
90 to 119 days	989,045	—	5,744	—	—	994,789
120 to 364 days	—	—	—	214,000	—	214,000
Total	$7,739,356	$233	$8,046	$272,572	$—	$8,020,207
Weighted average borrowing rate	5.64%	6.36%	6.14%	7.08%	—%	5.74%

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

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

The following table summarizes assets at carrying values that are pledged or restricted as collateral for the future payment obligations of the Company’s repurchase agreements:

(in thousands)	December 31, 2023	December 31, 2022
Available-for-sale securities, at fair value	$8,126,028	$7,426,953
Mortgage servicing rights, at fair value (1)	463,529	667,238
Restricted cash	12,375	324,654
Due from counterparties	36,420	22,055
Derivative assets, at fair value	11,877	14,738
U.S. Treasuries (2)	—	877,632
Total	$8,650,229	$9,333,270
____________________
(1)As of December 31, 2023 and December 31, 2022, MSR repurchase agreements of $214.0 million and $309.0 million, respectively, were secured by a VFN issued in connection with the Company’s securitization of MSR. Additionally, as of December 31, 2023, MSR repurchase agreements of $58.6 million were secured by a portion of the term notes issued in connection with the Company’s securitization of MSR and repurchased by the Company. The VFN and the term notes are both collateralized by the Company’s MSR.
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
As of both December 31, 2023 and December 31, 2022, the net carrying value of assets sold under agreements to repurchase, including accrued interest plus any cash or assets on deposit to secure the repurchase obligation, less the amount of the repurchase liability, including accrued interest, with any individual counterparty or group of related counterparties did not exceed 10% of total stockholders’ equity. The Company does not anticipate any defaults by its repurchase agreement counterparties. There can be no assurance, however, that any such default or defaults will not occur.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements
Note 13. Revolving Credit Facilities
To finance MSR assets and related servicing advance obligations, the Company has entered into revolving credit facilities collateralized by the value of the MSR and/or servicing advances pledged. As of December 31, 2023 and December 31, 2022, the Company had outstanding short- and long-term borrowings under revolving credit facilities of $1.3 billion and $1.1 billion with a weighted average borrowing rate of 8.66% and 7.68% and weighted average remaining maturities of 1.1 and 1.1 years, respectively. The Company’s revolving credit facilities that were indexed to USD-LIBOR have been amended to transition to an alternative benchmark, where necessary. Any other unmodified agreements that incorporate LIBOR as the referenced rate either (i) already had provisions in place that provide for an alternative to LIBOR upon its phase-out, (ii) matured or (iii) were terminated prior to June 30, 2023. See Note 2 - Basis of Presentation and Significant Accounting Policies for further discussion of the transition away from LIBOR.
At December 31, 2023 and December 31, 2022, borrowings under revolving credit facilities had the following remaining maturities:

(in thousands)	December 31, 2023	December 31, 2022
Within 30 days	$—	$—
30 to 59 days	—	—
60 to 89 days	—	—
90 to 119 days	—	—
120 to 364 days	324,300	200,000
One year and over	1,004,871	918,831
Total	$1,329,171	$1,118,831

Although the transactions under revolving credit facilities represent committed borrowings from the time of funding until maturity, the respective lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets below a designated threshold would require the Company to provide additional collateral or pay down the facility. As of December 31, 2023 and December 31, 2022, MSR with a carrying value of $2.2 billion and $1.8 billion, respectively, was pledged as collateral for the Company’s future payment obligations under its MSR revolving credit facilities. As of December 31, 2023 and December 31, 2022, servicing advances with a carrying value of $79.7 million and $67.8 million, respectively, were pledged as collateral for the Company’s future payment obligations under its servicing advance revolving credit facility. The Company does not anticipate any defaults by its revolving credit facility counterparties, although there can be no assurance that any such default or defaults will not occur.

Note 14. Term Notes Payable
The debt issued in connection with the Company’s on-balance sheet MSR securitization is classified as term notes payable and carried at outstanding principal balance, which was $295.8 million as of December 31, 2023 and $400.0 million as of December 31, 2022, respectively, net of unamortized deferred debt issuance costs, on the Company’s consolidated balance sheets. During the year ended December 31, 2023, the Company repurchased $104.2 million principal amount of its MSR term notes in open market transactions for an aggregate cost of $101.0 million, resulting in a gain, net of unamortized deferred issuance costs, of $2.9 million recorded within the other income (loss) line item on the consolidated statements of comprehensive loss. No notes were repurchased during the years ended December 31, 2022 and 2021. As of December 31, 2023 and December 31, 2022, the outstanding amount due on term notes payable was $295.3 million and $398.0 million, net of deferred debt issuance costs, with a weighted average interest rate of 8.27% and 7.19% and weighted average remaining maturities of 0.5 years and 1.5 years. The Company’s term notes previously incorporated LIBOR as the referenced rate, which was replaced with Term SOFR, plus a spread adjustment, during the three months ended June 30, 2023. See Note 2 - Basis of Presentation and Significant Accounting Policies for further discussion of the transition away from LIBOR.
At December 31, 2023 and December 31, 2022, the Company pledged MSR with a carrying value of $397.9 million and $500.0 million and weighted average underlying loan coupon of 3.32% and 3.33%, respectively, as collateral for term notes payable. Additionally, as of December 31, 2023 and December 31, 2022, $0.2 million and $0.2 million of cash was held in restricted accounts as collateral for the future payment obligations of outstanding term notes payable, respectively.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements
Note 15. Convertible Senior Notes
In February 2021, the Company closed an underwritten public offering of $287.5 million aggregate principal amount of convertible senior notes due 2026, or the 2026 notes. The net proceeds from the offering were approximately $279.9 million after deducting underwriting discounts and estimated offering expenses payable by the Company.
The 2026 notes are unsecured, pay interest semiannually at a rate of 6.25% per annum and are convertible at the option of the holder into shares of the Company’s common stock. As of December 31, 2023 and December 31, 2022, the 2026 notes had a conversion rate of 33.8752 and 33.8752 shares of common stock per $1,000 principal amount of the notes, respectively. The 2026 notes will mature in January 2026, unless earlier converted or repurchased in accordance with their terms.
The Company does not have the right to redeem the 2026 notes prior to maturity, but may repurchase the 2026 notes in open market or privately negotiated transactions at the same or differing price without giving prior notice to or obtaining any consent of the holders. The Company may also be required to repurchase the notes from holders under certain circumstances. During the year ended December 31, 2023, the Company repurchased $15.6 million principal amount of its 2026 notes in open market transactions for an aggregate cost of $13.2 million, resulting in a gain, net of unamortized deferred issuance costs, of $2.2 million recorded within the other income (loss) line item on the consolidated statements of comprehensive loss. No notes were repurchased during the years ended December 31, 2022 and 2021.
As of December 31, 2023, $271.9 million principal amount of the 2026 notes remained outstanding. The outstanding amount due on the 2026 notes as of December 31, 2023 and December 31, 2022 was $268.6 million and $282.5 million, respectively, net of unamortized deferred issuance costs.

Note 16. Commitments and Contingencies
The following represent the material commitments and contingencies of the Company as of December 31, 2023:
Legal and regulatory. The Company and its subsidiaries are routinely involved in numerous legal and regulatory proceedings, including but not limited to judicial, arbitration, regulatory and governmental proceedings related to matters that arise in connection with the conduct of the Company’s business. These legal proceedings are at varying stages of adjudication, arbitration or investigation and may consist of a variety of claims, including common law tort and contract claims, consumer protection-related claims and claims under other laws and regulations. Any legal proceedings or actions brought against the Company may result in judgments, settlements, fines, penalties, injunctions, business improvement orders, consent orders, supervisory agreements, restrictions on business activities, or other results adverse to the Company, which could materially and negatively affect its business. The Company seeks to resolve all litigation and regulatory matters in the manner management believes is in the best interest of the Company and contests liability, allegations of wrongdoing, and, where applicable, the amount of damages or scope of any penalties or other relief sought as appropriate in each pending matter. Under ASC 450, Contingencies, or ASC 450, liabilities are established for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts established or the range of reasonably possible loss disclosed for those claims.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements
As previously disclosed, on July 15, 2020, the Company provided PRCM Advisers with a notice of termination of the Management Agreement for “cause” in accordance with Section 15(a) of the Management Agreement. The Company terminated the Management Agreement for “cause” on the basis of certain material breaches and certain events of gross negligence on the part of PRCM Advisers in the performance of its duties under the Management Agreement. On July 21, 2020, PRCM Advisers filed a complaint against the Company in the United States District Court for the Southern District of New York, or the Court. Subsequently, Pine River Domestic Management L.P. and Pine River Capital Management L.P. were added as plaintiffs to the matter. As amended, the complaint, or the Federal Complaint, alleges, among other things, the misappropriation of trade secrets in violation of both the Defend Trade Secrets Act and New York common law, breach of contract, breach of the implied covenant of good faith and fair dealing, unfair competition and business practices, unjust enrichment, conversion, and tortious interference with contract. The Federal Complaint seeks, among other things, an order enjoining the Company from making any use of or disclosing PRCM Advisers’ trade secret, proprietary, or confidential information; damages in an amount to be determined at a hearing and/or trial; disgorgement of the Company’s wrongfully obtained profits; and fees and costs incurred by the plaintiffs in pursuing the action. The Company has filed its answer to the Federal Complaint and made counterclaims against PRCM Advisers and Pine River Capital Management L.P. On May 5, 2022, the plaintiffs filed a motion for judgment on the pleadings, seeking judgment in their favor on all but one of the Company’s counterclaims and on one of the Company’s affirmative defenses. The Company opposed the motion for judgment on the pleadings. On August 10, 2023, the motion for judgment on the pleadings was granted in part and denied in part. The discovery period has ended. On November 8, 2023, the Company and the plaintiffs filed motions for summary judgment, seeking judgment in their favor on the pending claims and counterclaims. Each party opposed the other party’s motion for summary judgment. The motions for summary judgment are fully briefed. The Company’s board of directors believes the Federal Complaint is without merit and that the Company has fully complied with the terms of the Management Agreement.
As of December 31, 2023, the Company’s consolidated financial statements do not recognize a contingency liability or disclose a range of reasonably possible loss under ASC 450 because management does not believe that a loss or expense related to the Federal Complaint is probable or reasonably estimable. The specific factors that limit the Company’s ability to reasonably estimate a loss or expense related to the Federal Complaint are that the matter is not sufficiently advanced and the outcome of litigation is uncertain. If and when management believes losses associated with the Federal Complaint are a probable future event that may result in a loss or expense to the Company and the loss or expense is reasonably estimable, the Company will recognize a contingency liability and resulting loss in such period.
Based on information currently available, management is not aware of any other legal or regulatory claims that would have a material effect on the Company’s consolidated financial statements and therefore no accrual is required as of December 31, 2023.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements
Note 17. Stockholders’ Equity
Redeemable Preferred Stock
The following is a summary of the Company’s series of cumulative redeemable preferred stock issued and outstanding as of December 31, 2023. In the event of a voluntary or involuntary liquidation, dissolution or winding up of the Company, each series of preferred stock will rank on parity with one another and rank senior to the Company’s common stock with respect to the payment of the dividends and the distribution of assets.

(dollars in thousands)
Class of Stock	Issuance Date	Shares Issued and Outstanding	Carrying Value	Contractual Rate	Redemption Eligible Date (1)	Fixed to Floating Rate Conversion Date (2)	Floating Annual Rate (3)
Series A	March 14, 2017	5,085,268	$122,818	8.125%	April 27, 2027	April 27, 2027	3M Rate + 5.660%
Series B	July 19, 2017	10,439,260	252,443	7.625%	July 27, 2027	July 27, 2027	3M Rate + 5.352%
Series C	November 27, 2017	9,831,898	237,952	7.250%	January 27, 2025	January 27, 2025	3M Rate + 5.011%
Total		25,356,426	$613,213
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

For each series of preferred stock, the Company may redeem the stock on or after the redemption date in whole or in part, at any time or from time to time. The Company may also purchase shares of preferred stock from time to time in the open market by tender or in privately negotiated transactions. Each series of preferred stock has a par value of $0.01 per share and a liquidation and redemption price of $25.00, plus any accumulated and unpaid dividends thereon up to, but excluding, the redemption date. Through December 31, 2023, the Company had declared and paid all required quarterly dividends on the Company’s preferred stock.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements
Preferred Share Repurchase Program
On June 22, 2022, the Company’s board of directors authorized the repurchase of up to an aggregate of 5,000,000 shares of the Company’s preferred stock, which includes each series shown in the table above under the heading Redeemable Preferred Stock. Preferred shares may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to trading plans in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, or by any combination of such methods. The manner, price, number and timing of preferred share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The preferred share repurchase program does not require the purchase of any minimum number of shares, and, subject to SEC rules, purchases may be commenced or suspended at any time without prior notice. The preferred share repurchase program does not have an expiration date. As of December 31, 2023, a total of 664,732 shares of the Company’s 8.125% Series A Cumulative Redeemable Preferred Stock, 1,060,740 shares of the Company’s 7.625% Series B Cumulative Redeemable Preferred Stock and 1,968,102 shares of the Company’s 7.25% Series C Cumulative Redeemable Preferred Stock had been repurchased by the Company under the program for an aggregate cost of $12.5 million, $19.1 million and $34.6 million, respectively, of which 236,183, 273,894 and 225,547 shares were repurchased for a total cost of $4.7 million, $5.3 million and $4.7 million, respectively, during the year ended December 31, 2023. During the year ended December 31, 2022, the Company repurchased 428,549 shares of Series A preferred stock, 786,846 shares of Series B preferred stock and 1,742,555 shares of Series C preferred stock for a total cost of $7.8 million, $13.8 million and $29.8 million, respectively. The difference between the consideration transferred and the carrying value of the preferred stock repurchased resulted in a gain attributable to common stockholders of $3.0 million and $20.1 million for the years ended December 31, 2023 and 2022, respectively.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements
As of December 31, 2023, the Company had 103,206,457 shares of common stock outstanding. The following table presents a reconciliation of the common shares outstanding for the years ended December 31, 2023, 2022 and 2021:

Number of common shares
Common shares outstanding, December 31, 2020	68,425,971
Issuance of common stock	17,516,255
Non-cash equity award compensation (1)	35,606
Common shares outstanding, December 31, 2021	85,977,831
Issuance of common stock	324,896
Non-cash equity award compensation (1)	126,118
Common shares outstanding, December 31, 2022	86,428,845
Issuance of common stock	17,149,490
Repurchase of common stock	(593,453)
Non-cash equity award compensation (1)	221,575
Common shares outstanding, December 31, 2023	103,206,457
____________________
(1)See Note 18 - Equity Incentive Plans for further details regarding the Company’s Equity Incentive Plans.

Distributions to Stockholders
The following table presents cash dividends declared by the Company on its preferred and common stock during the years ended December 31, 2023, 2022 and 2021:

	Year Ended
	December 31,
(dollars in thousands)	2023		2022		2021
Class of Stock	Amount	Per Share	Amount	Per Share	Amount	Per Share
Series A Preferred Stock	$10,460	$2.04	$11,462	$2.04	$11,680	$2.04
Series B Preferred Stock	$20,087	$1.92	$21,547	$1.92	$21,921	$1.92
Series C Preferred Stock	$18,060	$1.80	$20,598	$1.80	$21,388	$1.80
Common Stock	$192,220	$1.95	$228,845	$2.64	$205,623	$2.72

Dividend Reinvestment and Direct Stock Purchase Plan
The Company sponsors a dividend reinvestment and direct stock purchase plan through which stockholders may purchase additional shares of the Company’s common stock by reinvesting some or all of the cash dividends received on shares of the Company’s common stock. Stockholders may also make optional cash purchases of shares of the Company’s common stock subject to certain limitations detailed in the plan prospectus. The plan allows for the issuance of up to an aggregate of 937,500 shares of the Company’s common stock. As of December 31, 2023, 130,630 shares have been issued under the plan for total proceeds of approximately $6.3 million, of which 16,965, 17,653 and 13,206 shares were issued for total proceeds of $0.2 million, $0.3 million and $0.4 million during the years ended December 31, 2023, 2022 and 2021, respectively.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements
Common Share Repurchase Program
The Company’s common share repurchase program allows for the repurchase of up to an aggregate of 9,375,000 shares of the Company’s common stock. Common shares may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act, or by any combination of such methods. The manner, price, number and timing of common share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The common share repurchase program does not require the purchase of any minimum number of shares, and, subject to SEC rules, purchases may be commenced or suspended at any time without prior notice. The common share repurchase program does not have an expiration date. As of December 31, 2023, a total of 3,637,028 shares of common stock had been repurchased by the Company under the program for an aggregate cost of $208.5 million, of which 593,453 shares were repurchased for a total cost of $7.1 million during the year ended December 31, 2023. No shares of common stock were repurchased during the years ended December 31, 2022 and 2021.
At-the-Market Offerings
The Company is party to an equity distribution agreement under which the Company is authorized to sell up to an aggregate of 11,000,000 shares of its common stock from time to time in any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act of 1933, as amended, or the Securities Act. As of December 31, 2023, 9,315,703 shares of common stock had been sold under the current or prior equity distribution agreements for total accumulated net proceeds of approximately $234.6 million, of which 7,132,525, 307,569 and 3,050 shares were sold for net proceeds of $99.8 million, $6.1 million and $0.1 million during the years ended December 31, 2023, 2022 and 2021, respectively.
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss at December 31, 2023 and December 31, 2022 was as follows:

(in thousands)	December 31, 2023	December 31, 2022
Available-for-sale securities:
Unrealized gains	$23,305	$47,656
Unrealized losses	(199,734)	(326,367)
Accumulated other comprehensive loss	$(176,429)	$(278,711)

Reclassifications out of Accumulated Other Comprehensive Loss
The Company reclassifies unrealized gains and losses on AFS securities in accumulated other comprehensive loss to net (loss) income upon the recognition of any realized gains and losses on sales as individual securities are sold. For the years ended December 31, 2023, 2022 and 2021, the Company reclassified $140.9 million in unrealized losses, $428.5 million in unrealized losses and $135.6 million in unrealized gains, respectively, on sold AFS securities from accumulated other comprehensive loss to (loss) gain on investment securities on the consolidated statements of comprehensive loss.

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
Restricted Stock Units
The following table summarizes the activity related to RSUs for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023		2022
	Units	Weighted Average Grant Date Fair Market Value	Units	Weighted Average Grant Date Fair Market Value
Outstanding at Beginning of Period	468,632	$23.54	293,426	$28.39
Granted	371,673	16.19	320,783	20.94
Vested	(221,575)	(23.56)	(127,283)	(28.17)
Forfeited	(5,031)	(20.20)	(18,294)	(23.73)
Outstanding at End of Period	613,699	$19.11	468,632	$23.54

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
Performance Share Units
The following table summarizes the activity related to PSUs for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023		2022
	Target Units	Weighted Average Grant Date Fair Market Value	Target Units	Weighted Average Grant Date Fair Market Value
Outstanding at Beginning of Period	265,261	$26.93	109,356	$34.68
Granted	222,208	22.47	165,820	21.83
Vested	—	—	—	—
Forfeited	(1,647)	(25.21)	(9,915)	(27.21)
Outstanding at End of Period	485,822	$24.89	265,261	$26.93

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements
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
Restricted Common Stock
The following table summarizes the activity related to restricted common stock for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023		2022
	Shares	Weighted Average Grant Date Fair Market Value	Shares	Weighted Average Grant Date Fair Market Value
Outstanding at Beginning of Period	42,884	$60.91	113,239	$60.18
Granted	—	—	—	—
Vested	(42,884)	(60.91)	(69,191)	(59.71)
Forfeited	—	—	(1,164)	(60.92)
Outstanding at End of Period	—	$—	42,884	$60.91

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
Non-Cash Equity Compensation Expense
For the years ended December 31, 2023, 2022 and 2021 the Company recognized compensation related to RSUs, PSUs and restricted common stock granted pursuant to the Equity Incentive Plans of $11.0 million, $11.6 million and $11.5 million, respectively. As of December 31, 2023, the Company had $4.3 million of total unrecognized compensation cost related to unvested share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 1.5 years.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements
Note 19. Interest Income and Interest Expense
The following table presents the components of the Company’s interest income and interest expense for the years ended December 31, 2023, 2022 and 2021.

	Year Ended
	December 31,
	2023	2022	2021
Interest income:
Available-for-sale securities	$412,310	$272,230	$167,310
Other	68,054	23,310	1,287
Total interest income	480,364	295,540	168,597
Interest expense:
Repurchase agreements	474,292	167,455	25,774
Revolving credit facilities	121,124	51,814	22,425
Term notes payable	28,994	19,514	12,936
Convertible senior notes	18,815	19,612	28,038
Total interest expense	643,225	258,395	89,173
Net interest (expense) income	$(162,861)	$37,145	$79,424

Note 20. Income Taxes
For the years ended December 31, 2023, 2022 and 2021, the Company qualified to be taxed as a REIT under the Code for U.S. federal income tax purposes. As long as the Company qualifies as a REIT, the Company generally will not be subject to U.S. federal income taxes on its taxable income to the extent it annually distributes its net taxable income to stockholders, and does not engage in prohibited transactions. The Company intends to distribute 100% of its REIT taxable income and comply with all requirements to continue to qualify as a REIT. The majority of states also recognize the Company’s REIT status. The Company’s TRSs file separate tax returns and are fully taxed as standalone U.S. C corporations. It is assumed that the Company will retain its REIT status and will incur no REIT level taxation as it intends to comply with the REIT regulations and annual distribution requirements.
Certain activities the Company performs may produce income that will not be qualifying income for REIT purposes. These activities include the designated portion of MSR treated as normal mortgage servicing, residential mortgage loans, certain derivative financial instruments and other risk-management instruments. The Company has designated its TRSs to engage in these activities.
On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, or the IRA, sweeping legislation addressing healthcare, climate change and renewable energy incentives, and inflation, among other priorities. The bill includes numerous tax provisions that impact corporations, including the implementation of a corporate alternative minimum tax as well as a 1% excise tax on certain stock repurchases and economically similar transactions. However, REITs are excluded from the definition of an “applicable corporation” and therefore are not subject to the corporate alternative minimum tax. Additionally, stock repurchases by REITs are specifically excepted from the 1% excise tax. The Company’s TRSs operate as standalone corporations and therefore could be adversely affected by the tax law changes. The Company’s analysis of the accounting implications of the IRA result in no impact being recorded to its 2023 financial statements. Technical corrections or other amendments to the IRA or administrative guidance interpreting the IRA may be forthcoming at any time. While the Company does not anticipate a material effect on its operations, it will continue to analyze and monitor the application of the IRA to its business.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements
The following table summarizes the tax provision (benefit) recorded primarily at the taxable subsidiary level for the years ended December 31, 2023, 2022 and 2021:

	Year Ended
	December 31,
(in thousands)	2023	2022	2021
Current tax provision (benefit) :
Federal	$3,498	$—	$—
State	4,976	(1,028)	(1,768)
Total current tax provision (benefit)	8,474	(1,028)	(1,768)
Deferred tax provision (benefit):
Federal	16,602	90,916	14,851
State	(2,098)	14,325	(8,891)
Total deferred tax provision	14,504	105,241	5,960
Total provision for income taxes	$22,978	$104,213	$4,192

During the year ended December 31, 2023, the Company recognized a provision for income taxes of $23.0 million, which was primarily due to net income from MSR servicing activity, offset by net losses recognized on MSR and operating expenses in the Company’s TRSs. During the year ended December 31, 2022, the Company recognized a provision for income taxes of $104.2 million, which was primarily due to income from MSR servicing activity and net gains recognized on MSR, offset by net losses recognized on derivative instruments and operating expenses in the Company’s TRSs. During the year ended December 31, 2021, the Company recognized a provision for income taxes of $4.2 million, which was primarily due to income from MSR servicing activity and gains recognized on MSR, offset by net losses recognized on derivative instruments and operating expenses in the Company’s TRSs.
The Company’s taxable income before dividend distributions differs from its pre-tax net income for U.S. GAAP purposes primarily due to unrealized gains and losses, the deferral of capital losses for tax, differences in timing of income recognition due to market discount and original issue discount and the calculations surrounding each, dividends paid from the Company’s TRSs to the REIT, the utilization of net operating losses for tax and differences in treatment of compensation expense. These book to tax differences in the REIT are not reflected in the consolidated financial statements as the Company intends to retain its REIT status.
As of December 31, 2023, the Company had $253.0 million of net operating loss carryforwards for federal income tax purposes at the REIT, which may be utilized to offset future taxable income after consideration for the dividends paid deduction. These federal net operating loss carryforwards do not have an expiration date and can be carried forward indefinitely. As of December 31, 2023, the Company had $2.5 billion of net capital loss carryforwards for federal income tax purposes at the REIT, which may be utilized to offset future net gains from the sale of capital assets. These federal net capital loss carryforwards have an expiration date of five years of which the majority of these losses will expire between 2025 and 2027. The utilization of the net capital loss carryforwards will depend on the REIT’s ability to generate sufficient net capital gains prior to the expiration of the carryforward period.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements
The following is a reconciliation of the statutory federal and state rates to the effective rates, for the years ended December 31, 2023, 2022 and 2021:

	Year Ended
	December 31,
	2023		2022		2021
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
(Benefit from) provision for income taxes at statutory federal tax rate	$(17,513)	21%	$68,135	21%	$40,198	21%
State taxes, net of federal benefit, if applicable	2,358	(3)%	10,478	3%	(8,420)	(4)%
Permanent differences in taxable income from net income for U.S. GAAP purposes	65,670	(79)%	(93)	—%	15	—%
REIT (loss) income not subject to corporate income tax	(27,537)	33%	25,693	8%	(27,601)	(14)%
Provision for (benefit from) income taxes/ effective tax rate(1)	$22,978	(28)%	$104,213	32%	$4,192	3%
____________________
(1)The provision for income taxes is primarily recorded at the taxable subsidiary level.

The Company’s permanent differences in taxable income from net income (loss) for U.S. GAAP purposes in the year ended December 31, 2023 were primarily due to dividends paid from the Company’s TRSs to the REIT. Additionally, the Company’s recurring permanent differences in taxable income from net income (loss) for U.S. GAAP purposes in the years ended December 31, 2023, 2022 and 2021 were due to state taxes, net of federal benefit in the Company’s TRSs, the dividends paid deduction for tax, amortization of goodwill for tax and a difference in the compensation expense related to officer’s compensation limitation and restricted stock dividends and vesting.
The Company’s consolidated balance sheets, as of December 31, 2023 and December 31, 2022 contain the following current and deferred tax liabilities and assets, which are included in other assets, and are recorded at the taxable subsidiary level:

(in thousands)	December 31, 2023	December 31, 2022
Income taxes receivable (payable):
Federal income taxes receivable	$52	$—
State and local income taxes (payable) receivable	(735)	404
Income taxes (payable) receivable, net	(683)	404
Deferred tax assets (liabilities):
Deferred tax asset	20,083	33,426
Deferred tax liability	(81,765)	(80,603)
Total net deferred tax assets (liabilities)	(61,682)	(47,177)
Total tax assets (liabilities), net	$(62,365)	$(46,773)

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements
Deferred Tax Assets and Liabilities
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting and tax purposes at the TRS level. Components of the Company’s deferred tax liabilities and assets as of December 31, 2023 and December 31, 2022 were as follows:

(in thousands)	December 31, 2023	December 31, 2022
Mortgage servicing rights	$(81,765)	$(80,492)
Net operating loss carryforward	18,224	32,301
Other	1,859	1,014
Total deferred tax assets (liabilities)	(61,682)	(47,177)
Valuation allowance	—	—
Total net deferred tax assets (liabilities)	$(61,682)	$(47,177)

As of December 31, 2023 and December 31, 2022, the Company had not recorded a valuation allowance for any portion of its deferred tax assets as it did not believe, at a more likely than not level, that any portion of its deferred tax assets would not be realized.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements
Note 21. Earnings Per Share
The following table presents a reconciliation of the (loss) earnings and shares used in calculating basic and diluted (loss) earnings per share for the years ended December 31, 2023, 2022 and 2021. All per share amounts, common shares outstanding and common equity-based awards for all periods presented have been adjusted on a retroactive basis to reflect the reverse stock split.

	Year Ended
	December 31,
(in thousands, except share data)	2023	2022	2021
Basic (Loss) Earnings Per Share:
Net (loss) income	$(106,371)	$220,239	$187,227
Dividends on preferred stock	(48,607)	(53,607)	(58,458)
Gain on repurchase and retirement of preferred stock	2,973	20,149	—
Dividends and undistributed earnings allocated to participating restricted stock units	(1,220)	(1,203)	(731)
Net (loss) income attributable to common stockholders, basic	$(153,225)	$185,578	$128,038
Basic weighted average common shares	95,672,143	86,179,418	74,443,000
Basic (loss) earnings per weighted average common share	$(1.60)	$2.15	$1.72
Diluted (Loss) Earnings Per Share:
Net (loss) income attributable to common stockholders, basic	$(153,225)	$185,578	$128,038
Reallocation impact of undistributed earnings to participating restricted stock units	—	—	—
Interest expense attributable to convertible notes	—	19,382	—
Net (loss) income attributable to common stockholders, diluted	$(153,225)	$204,960	$128,038
Basic weighted average common shares	95,672,143	86,179,418	74,443,000
Effect of dilutive shares issued in an assumed vesting of performance share units	—	157,591	67,884
Effect of dilutive shares issued in an assumed conversion	—	9,739,166	—
Diluted weighted average common shares	95,672,143	96,076,175	74,510,884
Diluted (loss) earnings per weighted average common share	$(1.60)	$2.13	$1.72

For the years ended December 31, 2023, 2022 and 2021, participating RSUs were included in the calculations of basic and diluted earnings per share under the two-class method, as it was more dilutive than the alternative treasury stock method.
For the year ended December 31, 2023, excluded from the calculation of diluted earnings per share was the effect of adding 331,051 weighted average common share equivalents related to the assumed vesting of outstanding PSUs, as their inclusion would have been antidilutive. For the years ended December 31, 2022 and 2021, the assumed vesting of outstanding PSUs was included in the calculation of diluted earnings per share under the two-class method, as it was more dilutive than the alternative treasury stock method.
For the years ended December 31, 2023, 2022 and 2021, excluded from the calculation of diluted earnings per share was the effect of adding back $18.8 million, $0.2 million and $28.0 million of interest expense and 9,406,519, 87,137 and 12,555,567 weighted average common share equivalents, respectively, related to the assumed conversion of the Company’s convertible senior notes, as their inclusion would have been antidilutive. For the year ended December 31, 2022, only the Company’s convertible senior notes due 2022, which matured in January 2022, were excluded from the calculation of diluted earnings per share, and the assumed conversion of the Company’s 2026 notes was included in the calculation of diluted earnings per share under the if-converted method.

Note 22. Subsequent Events
Events subsequent to December 31, 2023 were evaluated through the date these consolidated financial statements were issued and no other additional events were identified requiring further disclosure in these consolidated financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None.

Item 9A. Controls and Procedures
A review and evaluation was performed by our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on that review and evaluation, the CEO and CFO have concluded that our current disclosure controls and procedures, as designed and implemented, were effective as of December 31, 2023. Although our CEO and CFO have determined our disclosure controls and procedures were effective at the end of the period covered by this Annual Report on Form 10-K, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the company to disclose material information otherwise required to be set forth in the reports we submit under the Exchange Act.
There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment the Company’s management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 framework).
Based on its assessment, the Company’s management believes that, as of December 31, 2023, the Company’s internal control over financial reporting was effective based on those criteria.
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
Opinion on Internal Control Over Financial Reporting
We have audited Two Harbors Investment Corp.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Two Harbors Investment Corp. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 20, 2024 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
Minneapolis, Minnesota
February 20, 2024

Item 9B. Other Information
(a)None.
(b)During the three months ended December 31, 2023, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III

Items 10, 11, 12 and 13.
The information required by Items 10, 11, 12 and 13 of Part III of this Annual Report is incorporated by reference to information to be set forth in the Company’s definitive Proxy Statement for its 2024 Annual Meeting of Stockholders, which will be filed with the SEC, pursuant to Regulation 14A, not later than 120 days after December 31, 2023.

Item 14. Principal Accounting Fees and Services
We retained Ernst & Young LLP, or EY, to audit our consolidated financial statements for the years ended December 31, 2023 and 2022. We also retained EY to provide various other services in during the years ended December 31, 2023 and 2022. The table below presents the aggregate fees billed to us for professional services performed by EY for the years ended December 31, 2023 and 2022:

	Year Ended
	December 31,
	2023	2022
Audit fees (1)	$1,715,530	$1,405,530
Audit-related fees (2)	51,100	49,100
Tax fees (3)	425,370	272,575
Total principal accountant fees	$2,192,000	$1,727,205
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

The services performed by EY in 2023 were pre-approved by our Audit Committee in accordance with the pre-approval policy set forth in our Audit Committee Charter. This policy requires that all engagement fees and the terms and scope of all auditing and non-auditing services be reviewed and approved by the Audit Committee in advance of their formal initiation.

PART IV

Item 15. Exhibits, Financial Statement Schedules
(a) The following documents are filed as part of this Annual Report on Form 10-K:
(1)Consolidated Financial Statements:
The consolidated financial statements of the Company, together with the independent registered public accounting firm’s report thereon, are set forth in Part II, Item 8 on pages 54 through 61 of this Annual Report on Form 10-K and are incorporated herein by reference.
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

10.8	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on November 19, 2009).
21.1	Subsidiaries of registrant. (filed herewith)
23.1	Consent of Independent Registered Public Accounting Firm of Ernst & Young LLP. (filed herewith)
24.1	Powers of Attorney (included on signature page).
31.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
31.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)
97.1	Two Harbors Investment Corp. Incentive Compensation Recoupment Policy (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 21, 2023).
101	Financial statements from the Annual Report on Form 10-K of Two Harbors Investment Corp. for the year ended December 31, 2023, formatted in Inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Loss, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements. (filed herewith)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101). (filed herewith)
____________________
*    Management or compensatory agreement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TWO HARBORS INVESTMENT CORP.
Dated:	February 20, 2024	By:	/s/ William Greenberg
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

Signature	Title	Date
/s/ William Greenberg	Director, President and Chief Executive Officer (Principal Executive Officer)	February 20, 2024
William Greenberg

/s/ Mary Riskey	Chief Financial Officer (Principal Financial and Accounting Officer)	February 20, 2024
Mary Riskey

/s/ Stephen G. Kasnet	Chairman of the Board of Directors	February 20, 2024
Stephen G. Kasnet

/s/ E. Spencer Abraham	Director	February 20, 2024
E. Spencer Abraham

/s/ James J. Bender	Director	February 20, 2024
James J. Bender

/s/ Karen Hammond	Director	February 20, 2024
Karen Hammond

/s/ W. Reid Sanders	Director	February 20, 2024
W. Reid Sanders

/s/ James A. Stern	Director	February 20, 2024
James A. Stern

/s/ Hope B. Woodhouse	Director	February 20, 2024
Hope B. Woodhouse