Form 10-Q
period 2024-03-31
TWO HARBORS INVESTMENT CORP.
filed 2024-04-30
CIK 1465740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of April 26, 2024, there were 103,494,421 shares of outstanding common stock, par value $0.01 per share, issued and outstanding.

TWO HARBORS INVESTMENT CORP.

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2024	December 31, 2023
ASSETS	(unaudited)
Available-for-sale securities, at fair value (amortized cost $8,467,938 and $8,509,383, respectively; allowance for credit losses $3,607 and $3,943, respectively)	$8,182,544	$8,327,149
Mortgage servicing rights, at fair value	3,084,879	3,052,016
Cash and cash equivalents	666,244	729,732
Restricted cash	72,184	65,101
Accrued interest receivable	35,487	35,339
Due from counterparties	545,312	323,224
Derivative assets, at fair value	24,397	85,291
Reverse repurchase agreements	351,843	284,091
Other assets	199,035	236,857
Total Assets (1)	$13,161,925	$13,138,800
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Repurchase agreements	$8,361,638	$8,020,207
Revolving credit facilities	1,357,671	1,329,171
Term notes payable	295,520	295,271
Convertible senior notes	268,953	268,582
Derivative liabilities, at fair value	3,027	21,506
Due to counterparties	330,551	574,735
Dividends payable	58,685	58,731
Accrued interest payable	79,990	141,773
Commitments and contingencies (see Note 16)	—	—
Other liabilities	165,820	225,434
Total Liabilities (1)	10,921,855	10,935,410
Stockholders’ Equity:
Preferred stock, par value $0.01 per share; 100,000,000 shares authorized and 24,870,817 and 25,356,426 shares issued and outstanding, respectively ($621,770 and $633,911 liquidation preference, respectively)	601,467	613,213
Common stock, par value $0.01 per share; 175,000,000 shares authorized and 103,474,944 and 103,206,457 shares issued and outstanding, respectively	1,035	1,032
Additional paid-in capital	5,931,558	5,925,424
Accumulated other comprehensive loss	(279,507)	(176,429)
Cumulative earnings	1,554,205	1,349,973
Cumulative distributions to stockholders	(5,568,688)	(5,509,823)
Total Stockholders’ Equity	2,240,070	2,203,390
Total Liabilities and Stockholders’ Equity	$13,161,925	$13,138,800
____________________
(1)The condensed consolidated balance sheets include assets and liabilities of consolidated variable interest entities, or VIEs. At March 31, 2024 and December 31, 2023, assets of the VIEs totaled $535,160 and $525,259, and liabilities of the VIEs totaled $500,608 and $479,810, respectively. See Note 4 - Variable Interest Entities for additional information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)
(in thousands, except share data)

	Three Months Ended
	March 31,
	2024	2023
Net interest income (expense):
Interest income	$117,783	$116,593
Interest expense	160,000	142,490
Net interest (expense) income	(42,217)	(25,897)
Net servicing income:
Servicing income	166,333	153,320
Servicing costs	7,119	28,366
Net servicing income	159,214	124,954
Other income (loss):
(Loss) gain on investment securities	(10,975)	10,798
Gain (loss) on servicing asset	11,012	(28,079)
Gain (loss) on interest rate swap and swaption agreements	98,510	(82,154)
Gain (loss) on other derivative instruments	47,599	(155,771)
Other (loss) income	(3)	—
Total other income (loss)	146,143	(255,206)
Expenses:
Compensation and benefits	26,529	14,083
Other operating expenses	21,052	10,484
Total expenses	47,581	24,567
Income (loss) before income taxes	215,559	(180,716)
Provision for (benefit from) income taxes	11,971	(3,908)
Net income (loss)	203,588	(176,808)
Dividends on preferred stock	(11,784)	(12,365)
Gain on repurchase and retirement of preferred stock	644	—
Net income (loss) attributable to common stockholders	$192,448	$(189,173)
Basic earnings (loss) per weighted average common share	$1.85	$(2.05)
Diluted earnings (loss) per weighted average common share	$1.73	$(2.05)
Weighted average number of shares of common stock:
Basic	103,401,940	92,575,840
Diluted	112,973,317	92,575,840
Comprehensive income (loss):
Net income (loss)	$203,588	$(176,808)
Other comprehensive (loss) income:
Unrealized (loss) gain on available-for-sale securities	(103,078)	125,931
Other comprehensive (loss) income	(103,078)	125,931
Comprehensive income (loss)	100,510	(50,877)
Dividends on preferred stock	(11,784)	(12,365)
Gain on repurchase and retirement of preferred stock	644	—
Comprehensive income (loss) attributable to common stockholders	$89,370	$(63,242)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)
(in thousands)

	Preferred Stock	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Earnings	Cumulative Distributions to Stockholders	Total Stockholders’ Equity
Balance, December 31, 2022	$630,999	$864	$5,645,998	$(278,711)	$1,453,371	$(5,268,996)	$2,183,525
Net loss	—	—	—	—	(176,808)	—	(176,808)
Other comprehensive income before reclassifications	—	—	—	62,709	—	—	62,709
Amounts reclassified from accumulated other comprehensive income	—	—	—	63,222	—	—	63,222
Other comprehensive income	—	—	—	125,931	—	—	125,931
Issuance of common stock, net of offering costs	—	102	177,627	—	—	—	177,729
Preferred dividends declared	—	—	—	—	—	(12,365)	(12,365)
Common dividends declared	—	—	—	—	—	(58,381)	(58,381)
Non-cash equity award compensation	—	1	6,051	—	—	—	6,052
Balance, March 31, 2023	$630,999	$967	$5,829,676	$(152,780)	$1,276,563	$(5,339,742)	$2,245,683

Balance, December 31, 2023	$613,213	$1,032	$5,925,424	$(176,429)	$1,349,973	$(5,509,823)	$2,203,390
Net income	—	—	—	—	203,588	—	203,588
Other comprehensive loss before reclassifications	—	—	—	(109,658)	—	—	(109,658)
Amounts reclassified from accumulated other comprehensive income	—	—	—	6,580	—	—	6,580
Other comprehensive loss	—	—	—	(103,078)	—	—	(103,078)
Repurchase and retirement of preferred stock	(11,746)	—	—	—	644	—	(11,102)
Issuance of common stock, net of offering costs	—	—	54	—	—	—	54
Preferred dividends declared	—	—	—	—	—	(11,784)	(11,784)
Common dividends declared	—	—	—	—	—	(47,081)	(47,081)
Non-cash equity award compensation	—	3	6,080	—	—	—	6,083
Balance, March 31, 2024	$601,467	$1,035	$5,931,558	$(279,507)	$1,554,205	$(5,568,688)	$2,240,070

The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2024	2023
Cash Flows From Operating Activities:
Net income (loss)	$203,588	$(176,808)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Amortization of premiums and discounts on investment securities, net	3,559	7,978
Amortization of deferred debt issuance costs on term notes payable and convertible senior notes	620	659
Provision for (reversal of) credit losses on investment securities	80	(142)
Realized and unrealized losses (gains) on investment securities	10,895	(10,656)
(Gain) loss on servicing asset	(11,012)	28,079
Realized and unrealized (gain) loss on interest rate swaps and swaptions	(84,216)	85,765
Unrealized (gains) losses on other derivative instruments	(75,520)	67,484
Equity based compensation	6,083	6,052
Net change in assets and liabilities:
Increase in accrued interest receivable	(148)	(4,808)
Decrease (increase) in deferred income taxes, net	9,868	(5,997)
Decrease in accrued interest payable	(61,783)	(19,118)
Change in other operating assets and liabilities, net	(10,684)	21,627
Net cash (used in) provided by operating activities	(8,670)	115
Cash Flows From Investing Activities:
Purchases of available-for-sale securities	(442,831)	(2,553,519)
Proceeds from sales of available-for-sale securities	333,082	1,360,742
Principal payments on available-for-sale securities	136,742	139,442
Purchases of mortgage servicing rights, net of purchase price adjustments	(40,072)	(117,441)
Proceeds from sales of mortgage servicing rights	18,221	1,854
Short sales (purchases) of derivative instruments, net	22,170	(227)
Proceeds from sales and settlement (payments for termination and settlement) of derivative instruments, net	179,981	(224,952)
Payments for reverse repurchase agreements	(1,080,847)	(966,485)
Proceeds from reverse repurchase agreements	1,013,095	1,549,504
Acquisition of RoundPoint Mortgage Servicing LLC, net of cash acquired	(20,976)	—
Decrease in due to counterparties, net	(466,272)	(258,903)
Net cash used in investing activities	$(347,707)	$(1,069,985)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited), continued
(in thousands)

	Three Months Ended
	March 31,
	2024	2023
Cash Flows From Financing Activities:
Proceeds from repurchase agreements	$12,276,613	$11,321,136
Principal payments on repurchase agreements	(11,935,182)	(10,839,435)
Proceeds from revolving credit facilities	58,500	174,000
Principal payments on revolving credit facilities	(30,000)	—
Repurchase and retirement of preferred stock	(11,102)	—
Proceeds from issuance of common stock, net of offering costs	54	177,729
Dividends paid on preferred stock	(12,012)	(12,365)
Dividends paid on common stock	(46,899)	(52,139)
Net cash provided by financing activities	299,972	768,926
Net decrease in cash, cash equivalents and restricted cash	(56,405)	(300,944)
Cash, cash equivalents and restricted cash at beginning of period	794,833	1,126,505
Cash, cash equivalents and restricted cash at end of period	$738,428	$825,561
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$215,337	$153,280
Cash paid for taxes, net	$103	$42
Noncash Activities:
Dividends declared but not paid at end of period	$58,685	$70,746

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
The Company seeks to leverage its core competencies of understanding and managing interest rate and prepayment risk to invest in its portfolio of MSR and Agency RMBS, with the objective of delivering more stable performance, relative to RMBS portfolios without MSR, across changing market environments. The Company is acutely focused on creating sustainable stockholder value over the long term.
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
The condensed consolidated financial statements of the Company include the accounts of all subsidiaries; inter-company accounts and transactions have been eliminated. All trust entities in which the Company holds investments that are considered variable interest entities, or VIEs, for financial reporting purposes were reviewed for consolidation under the applicable consolidation guidance. Whenever the Company has both the power to direct the activities of a trust that most significantly impact the entities’ performance, and the obligation to absorb losses or the right to receive benefits of the entities that could be significant, the Company consolidates the trust. Certain prior period amounts have been reclassified to conform to the current period presentation. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial condition of the Company at March 31, 2024 and results of operations for all periods presented have been made. The results of operations for the three months ended March 31, 2024 should not be construed as indicative of the results to be expected for future periods or the full year.

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
Significant Accounting Policies
Included in Note 2 to the Consolidated Financial Statements of the Company’s 2023 Annual Report on Form 10-K is a summary of the Company’s significant accounting policies.
Recently Issued and/or Adopted Accounting Standards
Improvements to Reportable Segment Disclosures
In November 2023, the FASB issued ASU No. 2023-07, which requires public entities to disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Public entities with a single reportable segment are required to provide the new disclosures and all the disclosures required under ASC 280, Segment Reporting. The ASU does not change how a public entity identifies its operating segments, aggregates them or applies the quantitative thresholds to determine its reportable segments. The ASU is effective for fiscal years beginning after December 15, 2023, and for interim periods beginning after December 15, 2024, with early adoption permitted. The guidance should be applied retrospectively to all periods presented in the financial statements, unless it is impracticable. The segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The Company has early adopted this ASU, which did not have a material impact on the Company's financial condition, results of operations or financial statement disclosures.
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
Enhancement and Standardization of Climate-Related Disclosures
In March 2024, the Securities and Exchange Commission, or the SEC, issued Release No. 33-11275, its final rule on the enhancement and standardization of climate-related disclosures for investors requiring registrants to provide certain climate-related information in their registration statements and annual reports. The rules require information about a registrant’s climate-related risks that are reasonably likely to have a material impact on its business, results of operations, or financial condition. The required information about climate-related risks will also include disclosure of a registrant’s greenhouse gas emissions. In addition, the rules will require registrants to present certain climate-related financial metrics in their audited financial statements. For large accelerated filers like the Company, the individual requirements will be phased-in with the first phase being effective for the fiscal year beginning January 1, 2025. Disclosures will be required prospectively, with information for prior periods required only to the extent it was previously disclosed in an SEC filing. On April 4, 2024, the SEC voluntarily stayed the final rules pending judicial review. The Company is currently evaluating the impact of these final rules on its consolidated financial statements and disclosure.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
Note 3. Acquisition of RoundPoint Mortgage Servicing LLC
Effective September 30, 2023, the Company acquired RoundPoint from Freedom after the completion of customary closing conditions and receiving the required regulatory and GSE approvals. The provisional purchase price recognized was $44.7 million, with $23.6 million paid upon closing and $21.1 million recognized as a payable to Freedom within the other liabilities line item on the Company’s condensed consolidated balance sheet as of September 30, 2023. The Company performed a provisional allocation of the consideration of $44.7 million to RoundPoint’s assets and liabilities, as set forth below. During the three months ended December 31, 2023, the Company recognized a total of $0.2 million in measurement period adjustments, resulting in a final purchase price of $44.5 million. The remaining payable to Freedom of $20.9 million was paid in January 2024. The allocation of the adjusted purchase price of $44.5 million to RoundPoint’s assets and liabilities is also set forth below. The estimate of fair value of assets and liabilities required the use of significant assumptions and estimates. Significant estimates included, but were not limited to, future expected cash flows, including projected revenues and expenses, and discount rates. These estimates were based on assumptions that management believes to be reasonable as well as a third party-prepared valuation analysis; however, actual results may differ from these estimates. The measurement period adjustments made during the three months ended December 31, 2023 are set forth below. No measurement period adjustments were made subsequent to December 31, 2023.

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
Acquisition-related costs are expensed in the period incurred and included within the other operating expenses line item in the Company’s condensed consolidated statements of comprehensive income (loss). During the three months ended March 31, 2023, the Company recognized $42 thousand of acquisition-related costs. The Company did not recognize any further acquisition-related costs in 2024.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
As discussed above, the acquisition of RoundPoint closed effective September 30, 2023. Accordingly, RoundPoint’s consolidated balance sheet is included within the Company’s consolidated balance sheet as of March 31, 2024. Beginning October 1, 2023, RoundPoint’s results of operations have been consolidated with the Company’s in accordance with U.S. GAAP; inter-company accounts and transactions have been eliminated. The following table presents unaudited pro forma combined revenues and income before income taxes for the three months ended March 31, 2024 and 2023 prepared as if the RoundPoint acquisition had been consummated on January 1, 2023.

	Three Months Ended
	March 31,
(in thousands)	2024	2023
Revenue (1)	$430,259	$22,827
Income (loss) before income taxes	$215,559	$(192,735)
____________________
(1)The Company’s revenue is defined as the sum of the interest income, servicing income and total other income line items on the condensed consolidated statements of comprehensive income (loss).

The above unaudited supplemental pro forma financial information has not been adjusted for transactions that are now considered inter-company as a result of the acquisition, the conforming of accounting policies, nor the divestiture of RoundPoint’s retail origination business and RPX servicing exchange platform, as required by the stock purchase agreement. The unaudited supplemental pro forma financial information also does not include any anticipated synergies or other anticipated benefits of the RoundPoint acquisition and, accordingly, the unaudited supplemental pro forma financial information is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisition been consummated on January 1, 2023.
Additionally, in the third quarter of 2022, Matrix agreed to engage RoundPoint as a subservicer prior to the closing date and began transferring loans to RoundPoint in the fourth quarter of 2022. As such, prior to the acquisition on September 30, 2023, the Company incurred servicing expenses related to RoundPoint’s subservicing of the Company’s MSR of $5.2 million during the three months ended March 31, 2023. These subservicing expenses are included within the servicing costs line item on the Company’s condensed consolidated statements of comprehensive income (loss).

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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
The following table presents a summary of the assets and liabilities of all consolidated trusts as reported on the condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023:

(in thousands)	March 31, 2024	December 31, 2023
Note receivable (1)	$399,654	$399,317
Restricted cash	41,013	45,642
Accrued interest receivable (1)	641	551
Other assets	93,852	79,749
Total Assets	$535,160	$525,259
Term notes payable	$399,654	$399,317
Revolving credit facilities	59,300	34,300
Accrued interest payable	1,066	816
Other liabilities	40,588	45,377
Total Liabilities	$500,608	$479,810
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

Note 5. Available-for-Sale Securities, at Fair Value
The Company holds both Agency and non-Agency AFS investment securities which are carried at fair value on the condensed consolidated balance sheets. The following table presents the Company’s AFS investment securities by collateral type as of March 31, 2024 and December 31, 2023:

(in thousands)	March 31, 2024	December 31, 2023
Agency:
Federal National Mortgage Association	$5,205,459	$5,467,684
Federal Home Loan Mortgage Corporation	2,913,167	2,790,662
Government National Mortgage Association	59,965	64,653
Non-Agency	3,953	4,150
Total available-for-sale securities	$8,182,544	$8,327,149

At March 31, 2024 and December 31, 2023, the Company pledged AFS securities with a carrying value of $8.2 billion and $8.1 billion, respectively, as collateral for repurchase agreements. See Note 12 - Repurchase Agreements.
At March 31, 2024 and December 31, 2023, the Company did not have any securities purchased from and financed with the same counterparty that did not meet the conditions of ASC 860, Transfers and Servicing, to be considered linked transactions and, therefore, classified as derivatives.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
The Company is not required to consolidate VIEs for which it has concluded it does not have both the power to direct the activities of the VIEs that most significantly impact the entities’ performance, and the obligation to absorb losses or the right to receive benefits of the entities that could be significant. The Company’s investments in these unconsolidated VIEs include all non-Agency securities, which are classified within available-for-sale securities, at fair value on the condensed consolidated balance sheets. As of March 31, 2024 and December 31, 2023, the carrying value, which also represents the maximum exposure to loss, of all non-Agency securities in unconsolidated VIEs was $4.0 million and $4.2 million, respectively.
The following tables present the amortized cost and carrying value of AFS securities by collateral type as of March 31, 2024 and December 31, 2023:

	March 31, 2024
(in thousands)	Principal/ Current Face	Un-amortized Premium	Accretable Purchase Discount	Amortized Cost	Allowance for Credit Losses	Unrealized Gain	Unrealized Loss	Carrying Value
Agency:
Principal and interest	$8,380,115	$151,096	$(123,837)	$8,407,374	$—	$6,079	$(283,136)	$8,130,317
Interest-only	787,501	55,875	—	55,875	(3,217)	620	(5,004)	48,274
Total Agency	9,167,616	206,971	(123,837)	8,463,249	(3,217)	6,699	(288,140)	8,178,591
Non-Agency	551,699	4,082	(19)	4,689	(390)	164	(510)	3,953
Total	$9,719,315	$211,053	$(123,856)	$8,467,938	$(3,607)	$6,863	$(288,650)	$8,182,544

	December 31, 2023
(in thousands)	Principal/ Current Face	Un-amortized Premium	Accretable Purchase Discount	Amortized Cost	Allowance for Credit Losses	Unrealized Gain	Unrealized Loss	Carrying Value
Agency:
Principal and interest	$8,421,733	$155,171	$(130,932)	$8,445,972	$—	$22,677	$(196,748)	$8,271,901
Interest-only	840,723	58,567	—	58,567	(3,619)	907	(4,757)	51,098
Total Agency	9,262,456	213,738	(130,932)	8,504,539	(3,619)	23,584	(201,505)	8,322,999
Non-Agency	569,897	4,199	(19)	4,844	(324)	173	(543)	4,150
Total	$9,832,353	$217,937	$(130,951)	$8,509,383	$(3,943)	$23,757	$(202,048)	$8,327,149

The following table presents the Company’s AFS securities according to their estimated weighted average life classifications as of March 31, 2024:

	March 31, 2024
(in thousands)	Agency	Non-Agency	Total
< 1 year	$282	$—	$282
≥ 1 and < 3 years	16,243	—	16,243
≥ 3 and < 5 years	177,196	—	177,196
≥ 5 and < 10 years	7,984,870	3,631	7,988,501
≥ 10 years	—	322	322
Total	$8,178,591	$3,953	$8,182,544

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
Measurement of Allowances for Credit Losses on AFS Securities
The Company uses a discounted cash flow method to estimate and recognize an allowance for credit losses on both Agency and non-Agency AFS securities that are not accounted for under the fair value option. The following table presents the changes for the three months ended March 31, 2024 and 2023 in the allowance for credit losses on Agency and non-Agency AFS securities:

	Three Months Ended			Three Months Ended
	March 31, 2024			March 31, 2023
(in thousands)	Agency	Non-Agency	Total	Agency	Non-Agency	Total
Allowance for credit losses at beginning of period	$(3,619)	$(324)	$(3,943)	$(6,785)	$(173)	$(6,958)
Additions on securities for which credit losses were not previously recorded	(37)	(17)	(54)	—	(318)	(318)
Decrease (increase) on securities with previously recorded credit losses	24	(50)	(26)	827	(367)	460
Write-offs	415	1	416	684	210	894
Allowance for credit losses at end of period	$(3,217)	$(390)	$(3,607)	$(5,274)	$(648)	$(5,922)

The following tables present the components comprising the carrying value of AFS securities for which an allowance for credit losses has not been recorded by length of time that the securities had an unrealized loss position as of March 31, 2024 and December 31, 2023. At March 31, 2024 and December 31, 2023, the Company held 647 and 646 AFS securities, respectively; of the securities for which an allowance for credit losses has not been recorded, 530 and 477 were in an unrealized loss position for less than twelve consecutive months. At both March 31, 2024 and December 31, 2023, none of the Company’s AFS securities were in an unrealized loss position for more than twelve months without an allowance for credit losses recorded.

	March 31, 2024
	Unrealized Loss Position for
	Less than 12 Months		12 Months or More		Total
(in thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Agency	$7,023,251	$(285,881)	$—	$—	$7,023,251	$(285,881)
Non-Agency	249	(73)	—	—	249	(73)
Total	$7,023,500	$(285,954)	$—	$—	$7,023,500	$(285,954)

	December 31, 2023
	Unrealized Loss Position for
	Less than 12 Months		12 Months or More		Total
(in thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Agency	$6,269,848	$(199,276)	$—	$—	$6,269,848	$(199,276)
Non-Agency	883	(173)	—	—	883	(173)
Total	$6,270,731	$(199,449)	$—	$—	$6,270,731	$(199,449)

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
Gross Realized Gains and Losses
Gains and losses from the sale of AFS securities are recorded as realized gains (losses) within (loss) gain on investment securities in the Company’s condensed consolidated statements of comprehensive income (loss). The following table presents details around sales of AFS securities during the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,
(in thousands)	2024	2023
Proceeds from sales of available-for-sale securities	$333,082	$1,360,742
Amortized cost of available-for-sale securities sold	(343,245)	(1,393,484)
Total realized losses on sales, net	$(10,163)	$(32,742)

Gross realized gains	$—	$14,070
Gross realized losses	(10,163)	(46,812)
Total realized losses on sales, net	$(10,163)	$(32,742)

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
The following table summarizes activity related to the Company’s MSR portfolio for the three months ended March 31, 2024 and 2023.

	Three Months Ended
	March 31,
(in thousands)	2024	2023
Balance at beginning of period	$3,052,016	$2,984,937
Purchases of mortgage servicing rights	40,335	118,341
Sales of mortgage servicing rights	(12,871)	(2,693)
Changes in fair value due to:
Changes in valuation inputs or assumptions used in the valuation model (1)	54,430	20,421
Other changes in fair value (2)	(48,768)	(47,661)
Other changes (3)	(263)	(900)
Balance at end of period (4)	$3,084,879	$3,072,445
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

At March 31, 2024 and December 31, 2023, the Company pledged MSR with a carrying value of $3.0 billion and $3.0 billion, respectively, as collateral for repurchase agreements, revolving credit facilities and term notes payable. See Note 12 - Repurchase Agreements, Note 13 - Revolving Credit Facilities and Note 14 - Term Notes Payable.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
As of March 31, 2024 and December 31, 2023, the key economic assumptions and sensitivity of the fair value of MSR to immediate 10% and 20% adverse changes in these assumptions were as follows:

(dollars in thousands, except per loan data)	March 31, 2024	December 31, 2023
Weighted average prepayment speed:	6.2%	6.2%
Impact on fair value of 10% adverse change	$(78,387)	$(74,042)
Impact on fair value of 20% adverse change	$(154,074)	$(146,237)
Weighted average delinquency:	1.0%	0.9%
Impact on fair value of 10% adverse change	$(5,445)	$(4,654)
Impact on fair value of 20% adverse change	$(13,974)	$(12,376)
Weighted average option-adjusted spread:	5.4%	5.3%
Impact on fair value of 10% adverse change	$(71,353)	$(59,285)
Impact on fair value of 20% adverse change	$(138,989)	$(119,776)
Weighted average per loan annual cost to service:	$68.47	$68.27
Impact on fair value of 10% adverse change	$(27,471)	$(24,111)
Impact on fair value of 20% adverse change	$(55,188)	$(48,985)

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
Mortgage Servicing Income
The following table presents the components of servicing income recorded on the Company’s condensed consolidated statements of comprehensive income (loss) for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,
(in thousands)	2024	2023
Servicing fee income	$134,320	$129,237
Ancillary and other fee income	3,857	369
Float income	28,156	23,714
Total	$166,333	$153,320

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
Mortgage Servicing Advances
As the servicer of record for the MSR assets, the Company may be required to advance principal and interest payments to security holders, and intermittent tax and insurance payments to local authorities and insurance companies on mortgage loans that are in forbearance, delinquency or default. The Company is responsible for funding these advances, potentially for an extended period of time, before receiving reimbursement from Fannie Mae and Freddie Mac. Servicing advances are priority cash flows in the event of a loan principal reduction or foreclosure and ultimate liquidation of the real estate-owned property, thus making their collection reasonably assured. These servicing advances totaled $103.3 million and $143.2 million and were included in other assets on the condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023, respectively. At March 31, 2024 and December 31, 2023, mortgage loans in 60+ day delinquent status (whether or not subject to forbearance) accounted for approximately 0.7% and 0.7%, respectively, of the aggregate principal balance of loans for which the Company had servicing advance funding obligations.
The Company has one revolving credit facility to finance its servicing advance obligations. At March 31, 2024 and December 31, 2023, the Company had pledged servicing advances with a carrying value of $93.9 million and $79.7 million, respectively, as collateral for this revolving credit facility. See Note 13 - Revolving Credit Facilities.

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
The following table presents the Company’s restricted cash balances as of March 31, 2024 and December 31, 2023:

(in thousands)	March 31, 2024	December 31, 2023
Restricted cash balances held by trading counterparties:
For securities trading activity	$450	$450
For derivatives trading activity	—	1,669
For servicing activities	45,099	50,345
As restricted collateral for borrowings	26,572	12,575
Total restricted cash balances held by trading counterparties	72,121	65,039
Restricted cash balance pursuant to letter of credit on office lease	63	62
Total	$72,184	$65,101

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the Company’s condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023 that sum to the total of the same such amounts shown in the statements of cash flows:

(in thousands)	March 31, 2024	December 31, 2023
Cash and cash equivalents	$666,244	$729,732
Restricted cash	72,184	65,101
Total cash, cash equivalents and restricted cash	$738,428	$794,833

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
The following tables present the gross fair value and notional amounts of the Company’s derivative financial instruments treated as trading derivatives as of March 31, 2024 and December 31, 2023:

	March 31, 2024
	Derivative Assets		Derivative Liabilities
(in thousands)	Fair Value	Notional	Fair Value	Notional
Inverse interest-only securities	$9,885	$156,527	$—	$—
Interest rate swap agreements	—	9,822,112	—	—
Swaptions, net	—	—	—	—
TBAs	14,512	3,968,000	(3,027)	(518,000)
Futures, net	—	(5,638,800)	—	—
Total	$24,397	$8,307,839	$(3,027)	$(518,000)

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

	December 31, 2023
	Derivative Assets		Derivative Liabilities
(in thousands)	Fair Value	Notional	Fair Value	Notional
Inverse interest-only securities	$12,292	$163,735	$—	$—
Interest rate swap agreements	—	—	—	17,788,114
Swaptions, net	19	(200,000)	—	—
TBAs	72,980	2,979,000	(21,506)	518,000
Futures, net	—	—	—	(6,203,050)
Total	$85,291	$2,942,735	$(21,506)	$12,103,064

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
The following table summarizes the location and amount of gains and losses on derivative instruments reported in the condensed consolidated statements of comprehensive income (loss):

Derivative Instruments	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		Three Months Ended
(in thousands)		March 31,
		2024	2023
Interest rate risk management:
TBAs	Gain (loss) on other derivative instruments	$(59,180)	$(17,164)
Futures	Gain (loss) on other derivative instruments	108,936	(140,087)
Options on futures	Gain (loss) on other derivative instruments	(127)	—
Interest rate swaps - Payers	Gain (loss) on interest rate swap and swaption agreements	194,430	(71,760)
Interest rate swaps - Receivers	Gain (loss) on interest rate swap and swaption agreements	(95,951)	(10,368)
Swaptions	Gain (loss) on interest rate swap and swaption agreements	31	(26)
Non-risk management:
Inverse interest-only securities	Gain (loss) on other derivative instruments	(2,030)	1,480
Total		$146,109	$(237,925)

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
For the three months ended March 31, 2024 and 2023, the Company recognized $14.3 million and $3.6 million of income, respectively, for the accrual and/or settlement of the net interest spread associated with its interest rate swaps. The income resulted from paying either a fixed interest rate or a floating interest rate (OIS or SOFR) and receiving either a floating interest rate (OIS or SOFR) or a fixed interest rate on an average $15.1 billion and $3.2 billion notional, respectively.
The following tables present information with respect to the volume of activity in the Company’s derivative instruments during the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31, 2024
(in thousands)	Beginning of Period Notional Amount	Additions	Settlement, Termination, Expiration or Exercise	End of Period Notional Amount	Average Notional Amount	Realized Gain (Loss), net (1)
Inverse interest-only securities	$163,735	$—	$(7,208)	$156,527	$160,491	$—
Interest rate swap agreements	17,788,114	6,567,062	(14,533,064)	9,822,112	15,136,445	13,988
Swaptions, net	(200,000)	(500,000)	700,000	—	(232,967)	(98)
TBAs, net	3,497,000	12,173,000	(12,220,000)	3,450,000	3,037,747	(19,190)
Futures, net	(6,203,050)	(7,738,100)	8,302,350	(5,638,800)	(6,576,900)	(8,714)
Options on futures, net	—	—	—	—	—	(127)
Total	$15,045,799	$10,501,962	$(17,757,922)	$7,789,839	$11,524,816	$(14,141)

	Three Months Ended March 31, 2023
(in thousands)	Beginning of Period Notional Amount	Additions	Settlement, Termination, Expiration or Exercise	End of Period Notional Amount	Average Notional Amount	Realized Gain (Loss), net (1)
Inverse interest-only securities	$196,456	$—	$(8,371)	$188,085	$192,729	$—
Interest rate swap agreements	—	9,992,941	(1,588,069)	8,404,872	3,196,969	(18,580)
Swaptions, net	—	(200,000)	—	(200,000)	(57,778)	—
TBAs, net	3,826,000	14,666,000	(14,774,000)	3,718,000	4,073,467	(88,483)
Futures, net	(18,285,452)	(13,034,050)	24,373,952	(6,945,550)	(15,622,322)	131
Total	$(14,262,996)	$11,424,891	$8,003,512	$5,165,407	$(8,216,935)	$(106,932)
____________________
(1)Excludes net interest paid or received in full settlement of the net interest spread liability.

Cash flow activity related to derivative instruments is reflected within the operating activities and investing activities sections of the condensed consolidated statements of cash flows. Realized gains and losses and derivative fair value adjustments are reflected within the realized and unrealized (gain) loss on interest rate swaps and swaptions and unrealized (gains) losses on other derivative instruments line items within the operating activities section of the condensed consolidated statements of cash flows. The remaining cash flow activity related to derivative instruments is reflected within the short sales (purchases) of derivative instruments, net; proceeds from sales and settlement (payments for termination and settlement) of derivative instruments, net; and decrease in due to counterparties, net line items within the investing activities section of the condensed consolidated statements of cash flows.
Interest Rate Sensitive Assets/Liabilities
The Company’s Agency RMBS portfolio is generally subject to change in value when interest rates or prepayment speeds decrease or increase, depending on the type of investment. Periods of rising interest rates with corresponding decreasing prepayment speeds generally result in a decline in the value of the Company’s fixed-rate Agency principal and interest (P&I) RMBS. The impact of this effect on the Company’s fixed-rate Agency P&I RMBS portfolio is partially mitigated by the presence of fixed-rate interest-only Agency RMBS, which generally increase in value when prepayment speeds decrease and MSR, which generally increase in value when prepayment speeds decrease and interest rates increase. As of March 31, 2024 and December 31, 2023, the Company had $40.6 million and $41.9 million, respectively, of interest-only securities, and $3.1 billion and $3.1 billion, respectively, of MSR. Interest-only securities are included in AFS securities, at fair value, in the condensed consolidated balance sheets.

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
The Company may hold both long and short notional TBA positions, which are disclosed on a gross basis according to the unrealized gain or loss position of each TBA contract regardless of long or short notional position. The following tables present the notional amount, cost basis, market value and carrying value (which approximates fair value) of the Company’s TBA positions as of March 31, 2024 and December 31, 2023:

	March 31, 2024
				Net Carrying Value (4)
(in thousands)	Notional Amount (1)	Cost Basis (2)	Market Value (3)	Derivative Assets	Derivative Liabilities
Purchase contracts	$4,193,000	$4,129,470	$4,143,411	$14,512	$(571)
Sale contracts	(743,000)	(707,538)	(709,994)	—	(2,456)
TBAs, net	$3,450,000	$3,421,932	$3,433,417	$14,512	$(3,027)

	December 31, 2023
				Net Carrying Value (4)
(in thousands)	Notional Amount (1)	Cost Basis (2)	Market Value (3)	Derivative Assets	Derivative Liabilities
Purchase contracts	$4,194,000	$3,827,271	$3,898,874	$72,980	$(1,377)
Sale contracts	(697,000)	(656,723)	(676,852)	—	(20,129)
TBAs, net	$3,497,000	$3,170,548	$3,222,022	$72,980	$(21,506)
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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
Futures. The Company may use a variety of types of futures independently, or in conjunction with other derivative and non-derivative instruments, in order to mitigate risks. The following table summarizes certain characteristics of the Company’s futures as of March 31, 2024 and December 31, 2023:

(dollars in thousands)	March 31, 2024			December 31, 2023
Type & Maturity	Notional Amount	Carrying Value	Weighted Average Months to Expiration	Notional Amount	Carrying Value	Weighted Average Months to Expiration
U.S. Treasury futures - 2 year	$(497,400)	$—	2.93	$(549,600)	$—	2.89
U.S. Treasury futures - 5 year	(1,354,200)	—	2.93	(1,876,700)	—	2.89
U.S. Treasury futures - 10 year	(1,925,500)	—	2.60	(983,300)	—	2.60
U.S. Treasury futures - 20 year	(40,700)	—	2.60	(388,200)	—	2.89
Eris SOFR swap futures - 10 year	(30,000)	—	122.73	—	—	—
SOFR futures
≤ 1 year	(1,416,000)	—	5.68	(1,842,750)	—	6.05
> 1 and ≤ 2 years	(375,000)	—	16.06	(562,500)	—	17.56
Total futures	$(5,638,800)	$—	5.01	$(6,203,050)	$—	5.10

Interest Rate Swap Agreements. The Company may use interest rate swaps independently, or in conjunction with other derivative and non-derivative instruments, in order to mitigate risks. As of March 31, 2024 and December 31, 2023, the Company held the following interest rate swaps that were utilized as economic hedges of interest rate exposure (or duration) whereby the Company receives interest at a floating interest rate (OIS or SOFR):

(notional in thousands)
March 31, 2024
Swaps Maturities	Notional Amount (1)	Weighted Average Fixed Pay Rate (2)	Weighted Average Receive Rate	Weighted Average Maturity (Years)
≤ 1 year	$2,647,671	4.730%	5.340%	0.96
> 1 and ≤ 3 years	1,968,891	4.087%	5.340%	1.76
> 3 and ≤ 5 years	1,784,642	3.546%	5.340%	3.78
> 5 and ≤ 7 years	—	—%	—%	0.00
> 7 and ≤ 10 years	1,005,904	3.577%	5.340%	9.00
> 10 years	466,637	3.753%	5.340%	14.32
Total	$7,873,745	4.180%	5.340%	3.38

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

(notional in thousands)
December 31, 2023
Swaps Maturities	Notional Amount (1)	Weighted Average Fixed Pay Rate (2)	Weighted Average Receive Rate	Weighted Average Maturity (Years)
≤ 1 year	$—	—%	—%	0.00
> 1 and ≤ 3 years	6,796,772	4.551%	5.380%	1.44
> 3 and ≤ 5 years	2,040,444	3.800%	5.380%	4.07
> 5 and ≤ 7 years	697,800	4.282%	5.380%	6.67
> 7 and ≤ 10 years	2,125,830	3.606%	5.380%	9.32
> 10 years	466,637	3.753%	5.380%	14.57
Total	$12,127,483	4.245%	5.380%	3.87
____________________
(1)Notional amount includes $1.1 billion and $1.1 billion in forward starting interest rate swaps as of March 31, 2024 and December 31, 2023, respectively.
(2)Weighted averages exclude forward starting interest rate swaps. As of March 31, 2024 and December 31, 2023, the weighted average fixed pay rate on forward starting interest rate swaps was 4.0% and 4.0%, respectively.

Additionally, as of March 31, 2024 and December 31, 2023, the Company held the following interest rate swaps that were utilized as economic hedges of interest rate exposure (or duration) risk whereby the Company pays interest at a floating interest rate (OIS or SOFR):

(notional in thousands)
March 31, 2024
Swaps Maturities	Notional Amount (1)	Weighted Average Pay Rate (2)	Weighted Average Fixed Receive Rate (2)	Weighted Average Maturity (Years) (2)
≤ 1 year	$786,641	5.340%	4.025%	0.97
> 1 and ≤ 3 years	641,100	—%	—%	0.00
> 3 and ≤ 5 years	260,000	5.340%	3.328%	3.50
> 5 and ≤ 7 years	—	—%	—%	0.00
> 7 and ≤ 10 years	—	—%	—%	0.00
> 10 years	260,626	5.340%	3.444%	19.76
Total	$1,948,367	5.340%	3.770%	5.22

(notional in thousands)
December 31, 2023
Swaps Maturities	Notional Amount (1)	Weighted Average Pay Rate (2)	Weighted Average Fixed Receive Rate (2)	Weighted Average Maturity (Years) (2)
≤ 1 year	$—	—%	—%	0.00
> 1 and ≤ 3 years	2,470,819	5.380%	4.204%	1.36
> 3 and ≤ 5 years	780,000	5.380%	3.845%	1.36
> 5 and ≤ 7 years	988,026	5.380%	4.023%	4.03
> 7 and ≤ 10 years	1,161,160	5.380%	4.013%	9.57
> 10 years	260,626	5.380%	3.444%	20.01
Total	$5,660,631	5.380%	4.052%	5.00
____________________
(1)Notional amount includes $641.1 million and $645.2 million in forward starting interest rate swaps as of March 31, 2024 and December 31, 2023, respectively.
(2)Weighted averages exclude forward starting interest rate swaps. As of March 31, 2024 and December 31, 2023, the weighted average fixed receive rate on forward starting interest rate swaps was 4.3% and 4.4%, respectively.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
Interest Rate Swaptions. The Company may use interest rate swaptions (which provide the option to enter into interest rate swap agreements for a predetermined notional amount, stated term and pay and receive interest rates in the future) independently, or in conjunction with other derivative and non-derivative instruments, in order to mitigate risks. The Company did not hold any interest rate swaptions as of March 31, 2024. As of December 31, 2023, the Company had the following outstanding interest rate swaptions:

	December 31, 2023
(notional and dollars in thousands)	Option				Underlying Swap
Swaption	Expiration	Cost	Fair Value	Average Months to Expiration	Notional Amount	Average Fixed Rate	Average Term (Years)
Purchase contracts:
Payer	< 6 Months	$480	$22	2.40	$200,000	5.13%	1.0
Sale contracts:
Payer	< 6 Months	$(332)	$(3)	2.40	$(400,000)	5.61%	1.0

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
Derivative financial instruments contain an element of credit risk if counterparties are unable to meet the terms of the agreements. Credit risk associated with derivative financial instruments is measured as the net replacement cost should the counterparties that owe the Company under such contracts completely fail to perform under the terms of these contracts, assuming there are no recoveries of underlying collateral, as measured by the market value of the derivative financial instruments. As of March 31, 2024, the fair value of derivative financial instruments as an asset and liability position was $24.4 million and $3.0 million, respectively.
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

Note 9. Reverse Repurchase Agreements
As of March 31, 2024 and December 31, 2023, the Company had $295.8 million and $286.1 million in amounts due to counterparties as collateral for reverse repurchase agreements that could be pledged, delivered or otherwise used, with a fair value of $351.8 million and $284.1 million, respectively.

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
The following tables present information about the Company’s assets and liabilities that are subject to master netting arrangements or similar agreements and can potentially be offset on the Company’s condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023:

	March 31, 2024
				Gross Amounts Not Offset with Financial Assets (Liabilities) in the Balance Sheets (1)
(in thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Balance Sheets	Net Amounts of Assets (Liabilities) Presented in the Balance Sheets	Financial Instruments	Cash Collateral (Received) Pledged	Net Amount
Assets:
Derivative assets	$126,128	$(101,731)	$24,397	$(3,027)	$—	$21,370
Reverse repurchase agreements	351,843	—	351,843	—	(295,774)	56,069
Total Assets	$477,971	$(101,731)	$376,240	$(3,027)	$(295,774)	$77,439
Liabilities:
Repurchase agreements	$(8,361,638)	$—	$(8,361,638)	$8,361,638	$—	$—
Derivative liabilities	(104,758)	101,731	(3,027)	3,027	—	—
Total Liabilities	$(8,466,396)	$101,731	$(8,364,665)	$8,364,665	$—	$—

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
The Company classified 99.95% and 0.05% of its AFS securities as Level 2 and Level 3 fair value assets, respectively, at March 31, 2024.
Mortgage servicing rights. The Company holds a portfolio of MSR that are carried at fair value on the condensed consolidated balance sheets. The Company determines fair value of its MSR based on prices obtained from third-party pricing vendors. Although MSR transactions may be observable in the marketplace, the details of those transactions are not necessarily reflective of the value of the Company’s MSR portfolio. Third-party vendors use both observable market data and unobservable market data (including forecasted prepayment speeds, OAS and cost to service) as inputs into models, which help to inform their best estimates of fair value market price. As a result, the Company classified 100% of its MSR as Level 3 fair value assets at March 31, 2024.
Derivative instruments. The Company may enter into a variety of derivative financial instruments as part of its hedging strategies. The Company principally executes over-the-counter, or OTC, derivative contracts, such as interest rate swaps and swaptions. The Company utilizes third-party brokers to value its financial derivative instruments. The Company classified 100% of its interest rate swaps reported at fair value as Level 2 at March 31, 2024. The Company did not hold any interest rate swaptions at March 31, 2024.
The Company may also enter into certain other derivative financial instruments, such as inverse interest-only securities, TBAs, futures and options on futures. The Company utilizes third-party pricing vendors to value inverse interest-only securities, as these instruments are similar in form to the Company’s AFS securities. The Company classified 100% of its inverse interest-only securities at fair value as Level 2 at March 31, 2024. TBAs, futures and options on futures are considered to be active markets such that participants transact with sufficient frequency and volume to provide transparent pricing information for identical instruments. The Company utilizes third-party pricing vendors to value TBAs, futures and options on futures. The Company reported 100% of its TBAs and futures as Level 1 as of March 31, 2024. The Company did not hold any options on futures at March 31, 2024.
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

	Recurring Fair Value Measurements
	March 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	$—	$8,178,591	$3,953	$8,182,544
Mortgage servicing rights	—	—	3,084,879	3,084,879
Derivative assets	14,512	9,885	—	24,397
Total assets	$14,512	$8,188,476	$3,088,832	$11,291,820
Liabilities:
Derivative liabilities	$3,027	$—	$—	$3,027
Total liabilities	$3,027	$—	$—	$3,027

	Recurring Fair Value Measurements
	December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	$—	$8,322,999	$4,150	$8,327,149
Mortgage servicing rights	—	—	3,052,016	3,052,016
Derivative assets	72,980	12,311	—	85,291
Total assets	$72,980	$8,335,310	$3,056,166	$11,464,456
Liabilities:
Derivative liabilities	$21,506	$—	$—	$21,506
Total liabilities	$21,506	$—	$—	$21,506

The Company may be required to measure certain assets or liabilities at fair value from time to time. These periodic fair value measures typically result from application of certain impairment measures under U.S. GAAP. These items would constitute nonrecurring fair value measures under ASC 820. As of March 31, 2024, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis in the periods presented.
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
The following table presents the reconciliation for the Company’s Level 3 assets measured at fair value on a recurring basis:

	Three Months Ended
	March 31, 2024
(in thousands)	Available-For-Sale Securities		Mortgage Servicing Rights
Beginning of period level 3 fair value	$4,150		$3,052,016
Gains (losses) included in net income (loss):
Realized	(155)		(43,418)
Unrealized	—	(1)	54,430	(2)
Reversal of provision for credit losses	(65)		—
Net gains (losses) included in net income (loss)	(220)		11,012
Other comprehensive income	23		—
Purchases	—		40,335
Sales	—		(18,221)
Settlements	—		(263)
Gross transfers into level 3	—		—
Gross transfers out of level 3	—		—
End of period level 3 fair value	$3,953		$3,084,879
Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$—	(3)	$61,247	(4)
Change in unrealized gains or losses for the period included in other comprehensive (loss) income for assets held at the end of the reporting period	$23		$—
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

No transfers between Level 1, Level 2 or Level 3 were made during the three months ended March 31, 2024 and 2023. Transfers between Levels are deemed to take place on the first day of the reporting period in which the transfer has taken place.

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
The Company also used multiple third-party pricing vendors in the fair value measurement of its Level 3 MSR. The tables below present information about the significant unobservable market data used by the third-party pricing vendors as inputs into models utilized to inform their best estimates of the fair value measurement of the Company’s MSR classified as Level 3 fair value assets at March 31, 2024 and December 31, 2023:

March 31, 2024
Valuation Technique	Unobservable Input	Range			Weighted Average (1)
Discounted cash flow	Constant prepayment speed	5.6%	-	6.8%	6.2%
	Option-adjusted spread	5.2%	-	8.7%	5.4%
	Per loan annual cost to service	$67.90	-	$81.54	$68.47

December 31, 2023
Valuation Technique	Unobservable Input	Range			Weighted Average (1)
Discounted cash flow	Constant prepayment speed	5.0%	-	6.9%	6.2%
	Option-adjusted spread	4.8%	-	8.6%	5.3%
	Per loan annual cost to service	$66.31	-	$81.30	$68.27
___________________
(1)Calculated by averaging the weighted average significant unobservable inputs used by the multiple third-party pricing vendors in the fair value measurement of MSR.

Certain assets are measured at fair value on a nonrecurring basis; that is, they are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances, such as when there is evidence of impairment. Upon the occurrence of certain events, the Company re-measures the fair value of long-lived assets, including property, plant and equipment, operating lease right of use assets, intangible assets and goodwill if an impairment or observable price adjustment is recognized in the current period. No instances requiring re-measurement of assets measured at fair value on a nonrecurring basis occurred during the three months ended March 31, 2024 and 2023.
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
•The carrying value of repurchase agreements and revolving credit facilities that mature in less than one year generally approximates fair value due to the short maturities. As of March 31, 2024, the Company had outstanding borrowings of $1.0 billion under revolving credit facilities that are considered long-term. The Company’s long-term revolving credit facilities have floating rates based on an index plus a spread and the credit spread is typically consistent with those demanded in the market. Accordingly, the interest rates on these borrowings are at market and thus carrying value approximates fair value. The Company categorizes the fair value measurement of these liabilities as Level 2.

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
•Convertible senior notes are carried at their unpaid principal balance, net of any unamortized deferred issuance costs. The Company estimates the fair value of its convertible senior notes using the market transaction price nearest to March 31, 2024. The Company categorizes the fair value measurement of these assets as Level 2.
The following table presents the carrying values and estimated fair values of assets and liabilities that are required to be recorded or disclosed at fair value at March 31, 2024 and December 31, 2023:

	March 31, 2024		December 31, 2023
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Available-for-sale securities	$8,182,544	$8,182,544	$8,327,149	$8,327,149
Mortgage servicing rights	$3,084,879	$3,084,879	$3,052,016	$3,052,016
Cash and cash equivalents	$666,244	$666,244	$729,732	$729,732
Restricted cash	$72,184	$72,184	$65,101	$65,101
Derivative assets	$24,397	$24,397	$85,291	$85,291
Reverse repurchase agreements	$351,843	$351,843	$284,091	$284,091
Other assets	$31,562	$31,562	$31,704	$31,704
Liabilities:
Repurchase agreements	$8,361,638	$8,361,638	$8,020,207	$8,020,207
Revolving credit facilities	$1,357,671	$1,357,671	$1,329,171	$1,329,171
Term notes payable	$295,520	$292,552	$295,271	$289,653
Convertible senior notes	$268,953	$259,507	$268,582	$254,232
Derivative liabilities	$3,027	$3,027	$21,506	$21,506

Note 12. Repurchase Agreements
As of March 31, 2024 and December 31, 2023, the Company had outstanding $8.4 billion and $8.0 billion, respectively, of repurchase agreements. Excluding the effect of the Company’s interest rate swaps, the repurchase agreements had a weighted average borrowing rate of 5.61% and 5.74% and weighted average remaining maturities of 91 and 55 days as of March 31, 2024 and December 31, 2023, respectively.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
At March 31, 2024 and December 31, 2023, the Company’s repurchase agreements had the following characteristics and remaining maturities:

	March 31, 2024
	Collateral Type
(in thousands)	Agency RMBS	Non-Agency Securities	Agency Derivatives	Mortgage Servicing Rights	Total Amount Outstanding
Within 30 days	$2,262,318	$—	$7,752	$58,977	$2,329,047
30 to 59 days	1,367,028	—	—	—	1,367,028
60 to 89 days	1,022,997	—	—	—	1,022,997
90 to 119 days	702,452	—	—	—	702,452
120 to 364 days	2,739,235	217	662	200,000	2,940,114
Total	$8,094,030	$217	$8,414	$258,977	$8,361,638
Weighted average borrowing rate	5.51%	6.13%	6.10%	6.92%	5.61%

	December 31, 2023
	Collateral Type
(in thousands)	Agency RMBS	Non-Agency Securities	Agency Derivatives	Mortgage Servicing Rights	Total Amount Outstanding
Within 30 days	$2,772,975	$—	$1,615	$58,572	$2,833,162
30 to 59 days	1,918,818	—	—	—	1,918,818
60 to 89 days	2,058,518	233	687	—	2,059,438
90 to 119 days	989,045	—	5,744	—	994,789
120 to 364 days	—	—	—	214,000	214,000
Total	$7,739,356	$233	$8,046	$272,572	$8,020,207
Weighted average borrowing rate	5.64%	6.36%	6.14%	7.08%	5.74%

The following table summarizes assets at carrying values that are pledged or restricted as collateral for the future payment obligations of the Company’s repurchase agreements:

(in thousands)	March 31, 2024	December 31, 2023
Available-for-sale securities, at fair value	$8,178,289	$8,126,028
Mortgage servicing rights, at fair value (1)	468,610	463,529
Restricted cash	24,871	12,375
Due from counterparties	237,711	36,420
Derivative assets, at fair value	9,546	11,877
Total	$8,919,027	$8,650,229
____________________
(1)As of March 31, 2024 and December 31, 2023, MSR repurchase agreements of $200.0 million and $214.0 million, respectively, were secured by a VFN issued in connection with the Company’s securitization of MSR and MSR repurchase agreements of $59.0 million and $58.6 million, respectively, were secured by a portion of the term notes issued in connection with the Company’s securitization of MSR and repurchased by the Company. The VFN and the term notes are both collateralized by the Company’s MSR.

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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
As of both March 31, 2024 and December 31, 2023, the net carrying value of assets sold under agreements to repurchase, including accrued interest plus any cash or assets on deposit to secure the repurchase obligation, less the amount of the repurchase liability, including accrued interest, with any individual counterparty or group of related counterparties did not exceed 10% of total stockholders’ equity. The Company does not anticipate any defaults by its repurchase agreement counterparties. There can be no assurance, however, that any such default or defaults will not occur.

Note 13. Revolving Credit Facilities
To finance MSR assets and related servicing advance obligations, the Company has entered into revolving credit facilities collateralized by the value of the MSR and/or servicing advances pledged. As of March 31, 2024 and December 31, 2023, the Company had outstanding short- and long-term borrowings under revolving credit facilities of $1.4 billion and $1.3 billion with a weighted average borrowing rate of 8.56% and 8.66% and weighted average remaining maturities of 1.3 and 1.1 years, respectively.
At March 31, 2024 and December 31, 2023, borrowings under revolving credit facilities had the following remaining maturities:

(in thousands)	March 31, 2024	December 31, 2023
Within 30 days	$—	$—
30 to 59 days	—	—
60 to 89 days	—	—
90 to 119 days	—	—
120 to 364 days	381,800	324,300
One year and over	975,871	1,004,871
Total	$1,357,671	$1,329,171

Although the transactions under revolving credit facilities represent committed borrowings from the time of funding until maturity, the respective lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets below a designated threshold would require the Company to provide additional collateral or pay down the facility. As of March 31, 2024 and December 31, 2023, MSR with a carrying value of $2.2 billion and $2.2 billion, respectively, was pledged as collateral for the Company’s future payment obligations under its MSR revolving credit facilities. As of March 31, 2024 and December 31, 2023, servicing advances with a carrying value of $93.9 million and $79.7 million, respectively, were pledged as collateral for the Company’s future payment obligations under its servicing advance revolving credit facility. Additionally, as of March 31, 2024, $1.5 million of cash was held in restricted accounts as collateral for the future payment obligations of outstanding revolving credit facility balances. The Company does not anticipate any defaults by its revolving credit facility counterparties, although there can be no assurance that any such default or defaults will not occur.

Note 14. Term Notes Payable
The debt issued in connection with the Company’s on-balance sheet MSR securitization is classified as term notes payable and carried at outstanding principal balance, which was $295.8 million as of both March 31, 2024 and December 31, 2023, net of unamortized deferred debt issuance costs, on the Company’s condensed consolidated balance sheets. During the three months ended September 30, 2023, the Company repurchased $104.2 million principal amount of its MSR term notes in open market transactions for an aggregate cost of $101.0 million, resulting in a gain, net of unamortized deferred issuance costs, of $2.9 million recorded within the other (loss) income line item on the condensed consolidated statements of comprehensive income (loss). No notes were repurchased during the three months ended March 31, 2024 or 2023. As of March 31, 2024 and December 31, 2023, the outstanding amount due on term notes payable was $295.5 million and $295.3 million, net of deferred debt issuance costs, with a weighted average interest rate of 8.24% and 8.27% and weighted average remaining maturities of 0.2 years and 0.5 years.
At March 31, 2024 and December 31, 2023, the Company pledged MSR with a carrying value of $394.8 million and $397.9 million and weighted average underlying loan coupon of 3.31% and 3.32%, respectively, as collateral for term notes payable. Additionally, as of March 31, 2024 and December 31, 2023, $0.2 million and $0.2 million of cash was held in restricted accounts as collateral for the future payment obligations of outstanding term notes payable, respectively.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
Note 15. Convertible Senior Notes
The Company’s convertible senior notes are unsecured, pay interest semiannually at a rate of 6.25% per annum and are convertible at the option of the holder into shares of the Company’s common stock. As of March 31, 2024 and December 31, 2023, the notes had a conversion rate of 33.8752 and 33.8752 shares of common stock per $1,000 principal amount of the notes, respectively. The notes will mature in January 2026, unless earlier converted or repurchased in accordance with their terms.
The Company does not have the right to redeem its convertible senior notes prior to maturity, but may repurchase the notes in open market or privately negotiated transactions at the same or differing price without giving prior notice to or obtaining any consent of the holders. The Company may also be required to repurchase the notes from holders under certain circumstances. During the three months ended June 30, 2023, the Company repurchased $15.6 million principal amount of its convertible senior notes in open market transactions for an aggregate cost of $13.2 million, resulting in a gain, net of unamortized deferred issuance costs, of $2.2 million recorded within the other (loss) income line item on the condensed consolidated statements of comprehensive income (loss). No notes were repurchased during the three months ended March 31, 2024 or 2023.
As of both March 31, 2024 and December 31, 2023, $271.9 million principal amount of convertible senior notes remained outstanding. The outstanding amount due on the notes as of March 31, 2024 and December 31, 2023 was $269.0 million and $268.6 million, respectively, net of unamortized deferred issuance costs.

Note 16. Commitments and Contingencies
The following represent the material commitments and contingencies of the Company as of March 31, 2024:
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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
As of March 31, 2024, the Company’s condensed consolidated financial statements do not recognize a contingency liability or disclose a range of reasonably possible loss under ASC 450 because management does not believe that a loss or expense related to the Federal Complaint is probable or reasonably estimable. The specific factors that limit the Company’s ability to reasonably estimate a loss or expense related to the Federal Complaint are that the matter is not sufficiently advanced and the outcome of litigation is uncertain. If and when management believes losses associated with the Federal Complaint are a probable future event that may result in a loss or expense to the Company and the loss or expense is reasonably estimable, the Company will recognize a contingency liability and resulting loss in such period.
Based on information currently available, management is not aware of any other legal or regulatory claims that would have a material effect on the Company’s condensed consolidated financial statements and therefore no accrual is required as of March 31, 2024.

Note 17. Stockholders’ Equity
Redeemable Preferred Stock
The following is a summary of the Company’s series of cumulative redeemable preferred stock issued and outstanding as of March 31, 2024. In the event of a voluntary or involuntary liquidation, dissolution or winding up of the Company, each series of preferred stock will rank on parity with one another and rank senior to the Company’s common stock with respect to the payment of the dividends and the distribution of assets.

(dollars in thousands)
Class of Stock	Issuance Date	Shares Issued and Outstanding	Carrying Value	Contractual Rate	Redemption Eligible Date (1)	Fixed to Floating Rate Conversion Date (2)	Floating Annual Rate (3)
Series A	March 14, 2017	5,050,221	$121,971	8.125%	April 27, 2027	April 27, 2027	3M Rate + 5.660%
Series B	July 19, 2017	10,159,200	245,670	7.625%	July 27, 2027	July 27, 2027	3M Rate + 5.352%
Series C	November 27, 2017	9,661,396	233,826	7.250%	January 27, 2025	January 27, 2025	3M Rate + 5.011%
Total		24,870,817	$601,467
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
(3)On and after the fixed-to-floating rate conversion date, dividends will accumulate and be payable quarterly at a percentage of the $25.00 per share liquidation preference equal to a floating base rate plus the spread indicated with respect to each series of preferred stock. The original floating base rate applicable to each preferred series was three-month USD-LIBOR, which ceased to be published on June 30, 2023. Under the Adjustable Interest Rate (LIBOR) Act, and the regulations promulgated thereunder, the replacement reference rate for three-month USD-LIBOR is three-month CME Term SOFR plus a tenor spread adjustment of 0.26161%. As a result, based on the terms of the LIBOR Act, the Company expects that the floating base rate with respect to each series of preferred stock, following the applicable conversion date, will be three-month CME SOFR plus a tenor spread of 0.26161%.

For each series of preferred stock, the Company may redeem the stock on or after the redemption date in whole or in part, at any time or from time to time. The Company may also purchase shares of preferred stock from time to time in the open market by tender or in privately negotiated transactions. Each series of preferred stock has a par value of $0.01 per share and a liquidation and redemption price of $25.00, plus any accumulated and unpaid dividends thereon up to, but excluding, the redemption date. Through March 31, 2024, the Company had declared and paid all required quarterly dividends on the Company’s preferred stock.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
Preferred Share Repurchase Program
In June 2022, the Company’s board of directors authorized the repurchase of up to an aggregate of 5,000,000 shares of the Company’s preferred stock, which includes each series shown in the table above under the heading Redeemable Preferred Stock. Preferred shares may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to trading plans in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, or by any combination of such methods. The manner, price, number and timing of preferred share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The preferred share repurchase program does not require the purchase of any minimum number of shares, and, subject to SEC rules, purchases may be commenced or suspended at any time without prior notice. The preferred share repurchase program does not have an expiration date. As of March 31, 2024, a total of 699,779 shares of the Company’s 8.125% Series A Cumulative Redeemable Preferred Stock, 1,340,800 shares of the Company’s 7.625% Series B Cumulative Redeemable Preferred Stock and 2,138,604 shares of the Company’s 7.25% Series C Cumulative Redeemable Preferred Stock had been repurchased by the Company under the program for an aggregate cost of $13.3 million, $25.5 million and $38.5 million, respectively, of which 35,047, 280,060 and 170,502 shares were repurchased for a total cost of $0.8 million, $6.4 million and $3.9 million, respectively, during the three months ended March 31, 2024. The difference between the consideration transferred and the carrying value of the preferred stock repurchased resulted in a gain attributable to common stockholders of $0.6 million for the three months ended March 31, 2024. No preferred shares were repurchased during the three months ended March 31, 2023.
Common Stock
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
As of March 31, 2024, the Company had 103,474,944 shares of common stock outstanding. The following table presents a reconciliation of the common shares outstanding for the three months ended March 31, 2024 and 2023:

Number of common shares
Common shares outstanding, December 31, 2022	86,428,845
Issuance of common stock	10,121,107
Non-cash equity award compensation (1)	114,366
Common shares outstanding, March 31, 2023	96,664,318

Common shares outstanding, December 31, 2023	103,206,457
Issuance of common stock	4,058
Non-cash equity award compensation (1)	264,429
Common shares outstanding, March 31, 2024	103,474,944
____________________
(1)See Note 18 - Equity Incentive Plans for further details regarding the Company’s equity incentive plans.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
Distributions to Stockholders
The following table presents cash dividends declared by the Company on its preferred and common stock during the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,
(dollars in thousands)	2024		2023
Class of Stock	Amount	Per Share	Amount	Per Share
Series A Preferred Stock	$2,565	$0.51	$2,702	$0.51
Series B Preferred Stock	$4,841	$0.48	$5,106	$0.48
Series C Preferred Stock	$4,378	$0.45	$4,557	$0.45
Common Stock	$47,081	$0.45	$58,381	$0.60

Dividend Reinvestment and Direct Stock Purchase Plan
The Company sponsors a dividend reinvestment and direct stock purchase plan through which stockholders may purchase additional shares of the Company’s common stock by reinvesting some or all of the cash dividends received on shares of the Company’s common stock. Stockholders may also make optional cash purchases of shares of the Company’s common stock subject to certain limitations detailed in the plan prospectus. The plan allows for the issuance of up to an aggregate of 937,500 shares of the Company’s common stock. As of March 31, 2024, 134,688 shares have been issued under the plan for total proceeds of approximately $6.3 million, of which 4,058 and 3,680 shares were issued for total proceeds of $0.1 million and $0.1 million during the three months ended March 31, 2024 and 2023, respectively.
Common Share Repurchase Program
The Company’s common share repurchase program allows for the repurchase of up to an aggregate of 9,375,000 shares of the Company’s common stock. Common shares may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act, or by any combination of such methods. The manner, price, number and timing of common share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The common share repurchase program does not require the purchase of any minimum number of shares, and, subject to SEC rules, purchases may be commenced or suspended at any time without prior notice. The common share repurchase program does not have an expiration date. As of March 31, 2024, a total of 3,637,028 shares of common stock had been repurchased by the Company under the program for an aggregate cost of $208.5 million. No shares of common stock were repurchased during the three months ended March 31, 2024 or 2023.
At-the-Market Offerings
The Company is party to an equity distribution agreement under which the Company is authorized to sell up to an aggregate of 11,000,000 shares of its common stock, of which 3,819,406 shares remain available for issuance, from time to time in any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act of 1933, as amended, or the Securities Act. As of March 31, 2024, 9,315,703 shares of common stock had been sold under the current or prior equity distribution agreements for total accumulated net proceeds of approximately $234.6 million, of which 117,427 shares were sold for net proceeds of $2.1 million during the three months ended March 31, 2023. No shares were sold under the “at the market” equity distribution agreements during the three months ended March 31, 2024.
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss at March 31, 2024 and December 31, 2023 was as follows:

(in thousands)	March 31, 2024	December 31, 2023
Available-for-sale securities:
Unrealized gains	$6,654	$23,305
Unrealized losses	(286,161)	(199,734)
Accumulated other comprehensive loss	$(279,507)	$(176,429)

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
Reclassifications out of Accumulated Other Comprehensive Loss
The Company reclassifies unrealized gains and losses on AFS securities in accumulated other comprehensive loss to net income (loss) upon the recognition of any realized gains and losses on sales as individual securities are sold. For the three months ended March 31, 2024 and 2023, the Company reclassified $6.6 million in unrealized losses and $63.2 million in unrealized losses, respectively, on sold AFS securities from accumulated other comprehensive loss to (loss) gain on investment securities on the condensed consolidated statements of comprehensive income (loss).

Note 18. Equity Incentive Plans
The Company’s 2021 Equity Incentive Plan, or the Equity Incentive Plan, provides incentive compensation to attract and retain qualified directors, officers, personnel and other parties who may provide significant services to the Company. The Equity Incentive Plan is administered by the compensation committee of the Company’s board of directors. The compensation committee has the full authority to administer and interpret the Equity Incentive Plan, to authorize the granting of awards, to determine the eligibility of potential recipients to receive an award, to determine the number of shares of common stock to be covered by each award (subject to the individual participant limitations provided in the Equity Incentive Plan), to determine the terms, provisions and conditions of each award (which may not be inconsistent with the terms of the Equity Incentive Plan), to prescribe the form of instruments evidencing awards and to take any other actions and make all other determinations that it deems necessary or appropriate in connection with the Equity Incentive Plan or the administration or interpretation thereof. In connection with this authority, the compensation committee may, among other things, establish performance goals that must be met in order for awards to be granted or to vest, or for the restrictions on any such awards to lapse.
The Equity Incentive Plan provides for grants of restricted common stock, restricted stock units, or RSUs, performance-based awards (including performance share units, or PSUs), phantom shares, dividend equivalent rights and other equity-based awards. The Equity Incentive Plan is subject to a ceiling of 4,250,000 shares of the Company’s common stock. The Company’s Second Restated 2009 Equity Incentive Plan, or the Prior Plan, was subject to a ceiling of 1,625,000 shares of the Company’s common stock; however, following stockholder approval of the Equity Incentive Plan in May 2021, no new awards will be granted under the Prior Plan. All awards previously granted under the Prior Plan, which remained outstanding and valid in accordance with their terms, have since vested or been forfeited.
The Equity Incentive Plan allows for the Company’s board of directors to expand the types of awards available under the Equity Incentive Plan to include long-term incentive plan units in the future. If an award granted under the Equity Incentive Plan expires or terminates, the shares subject to any portion of the award that expires or terminates without having been exercised or paid, as the case may be, will again become available for the issuance of additional awards. Unless earlier terminated by the Company’s board of directors, no new award may be granted under the Equity Incentive Plan after the tenth anniversary of the date that the Equity Incentive Plan was approved by the Company’s board of directors. No award may be granted under the Equity Incentive Plan to any person who, assuming payment of all awards held by such person, would own or be deemed to own more than 9.8% of the outstanding shares of the Company’s common stock.
Restricted Stock Units
The following table summarizes the activity related to RSUs for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024		2023
	Units	Weighted Average Grant Date Fair Market Value	Units	Weighted Average Grant Date Fair Market Value
Outstanding at Beginning of Period	613,699	$19.11	468,632	$23.54
Granted	340,376	14.17	282,090	17.43
Vested	(203,652)	(21.07)	(114,366)	(24.14)
Forfeited	—	—	—	—
Outstanding at End of Period	750,423	$16.34	636,356	$20.72

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
Performance Share Units
The following table summarizes the activity related to PSUs for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024		2023
	Target Units	Weighted Average Grant Date Fair Market Value	Target Units	Weighted Average Grant Date Fair Market Value
Outstanding at Beginning of Period	485,822	$24.89	265,261	$26.93
Granted	292,000	16.19	222,208	22.47
Vested	(60,777)	(34.68)	—	—
Forfeited	(43,959)	(34.68)	—	—
Outstanding at End of Period	673,086	$19.60	487,469	$24.90

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
Restricted Common Stock
The following table summarizes the activity related to restricted common stock for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024		2023
	Shares	Weighted Average Grant Date Fair Market Value	Shares	Weighted Average Grant Date Fair Market Value
Outstanding at Beginning of Period	—	$—	42,884	$60.91
Granted	—	—	—	—
Vested	—	—	(42,884)	(60.91)
Forfeited	—	—	—	—
Outstanding at End of Period	—	$—	—	$—

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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
Non-Cash Equity Compensation Expense
For the three months ended March 31, 2024 and 2023, the Company recognized compensation related to RSUs, PSUs and restricted common stock granted pursuant to the Equity Incentive Plan and/or the Prior Plan of $6.1 million and $6.1 million, respectively. As of March 31, 2024, the Company had $8.0 million of total unrecognized compensation cost related to unvested share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 1.7 years.

Note 19. Interest Income and Interest Expense
The following table presents the components of the Company’s interest income and interest expense for the three months ended March 31, 2024 and 2023.

	Three Months Ended
	March 31,
	2024	2023
Interest income:
Available-for-sale securities	$100,605	$97,038
Other	17,178	19,555
Total interest income	117,783	116,593
Interest expense:
Repurchase agreements	118,716	104,355
Revolving credit facilities	30,247	25,656
Term notes payable	6,418	7,643
Convertible senior notes	4,619	4,836
Total interest expense	160,000	142,490
Net interest (expense) income	$(42,217)	$(25,897)

Note 20. Income Taxes
For the three months ended March 31, 2024 and 2023, the Company qualified to be taxed as a REIT under the Code for U.S. federal income tax purposes. As long as the Company qualifies as a REIT, the Company generally will not be subject to U.S. federal income taxes on its taxable income to the extent it annually distributes its net taxable income to stockholders, and does not engage in prohibited transactions. The Company intends to distribute 100% of its REIT taxable income and comply with all requirements to continue to qualify as a REIT. The majority of states also recognize the Company’s REIT status. The Company’s TRSs file separate tax returns and are fully taxed as standalone U.S. C corporations. It is assumed that the Company will retain its REIT status and will incur no REIT level taxation as it intends to comply with the REIT regulations and annual distribution requirements.
During the three months ended March 31, 2024, the Company recognized a provision for income taxes of $12.0 million, which was primarily due to net income from MSR servicing activity and net gains recognized on MSR, offset by operating expenses incurred in the Company’s TRSs. During the three months ended March 31, 2023, the Company recognized a benefit from income taxes of $3.9 million, which was primarily due to net losses recognized on MSR and operating expenses incurred, offset by net income from MSR servicing activity in the Company’s TRSs.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
Note 21. Earnings Per Share
The following table presents a reconciliation of the earnings (loss) and shares used in calculating basic and diluted earnings (loss) per share for the three months ended March 31, 2024 and 2023.

	Three Months Ended
	March 31,
(in thousands, except share data)	2024	2023
Basic Earnings (Loss) Per Share:
Net income (loss)	$203,588	$(176,808)
Dividends on preferred stock	(11,784)	(12,365)
Gain on repurchase and retirement of preferred stock	644	—
Dividends and undistributed earnings allocated to participating restricted stock units	(1,441)	(382)
Net income (loss) attributable to common stockholders, basic	$191,007	$(189,555)
Basic weighted average common shares	103,401,940	92,575,840
Basic earnings (loss) per weighted average common share	$1.85	$(2.05)
Diluted Earnings (Loss) Per Share:
Net income (loss) attributable to common stockholders, basic	$191,007	$(189,555)
Reallocation impact of undistributed earnings to participating restricted stock units	61	—
Interest expense attributable to convertible notes	4,619	—
Net income (loss) attributable to common stockholders, diluted	$195,687	$(189,555)
Basic weighted average common shares	103,401,940	92,575,840
Effect of dilutive shares issued in an assumed vesting of performance share units	361,286	—
Effect of dilutive shares issued in an assumed conversion	9,210,091	—
Diluted weighted average common shares	112,973,317	92,575,840
Diluted earnings (loss) per weighted average common share	$1.73	$(2.05)

For the three months ended March 31, 2024, participating RSUs were included in the calculations of basic and diluted earnings per share under the two-class method, as it was more dilutive than the alternative treasury stock method. For the three months ended March 31, 2023, excluded from the calculation of diluted earnings per share was the effect of adding undistributed earnings reallocated to 655,137 weighted average participating RSUs, respectively, as their inclusion would have been antidilutive.
For the three months ended March 31, 2024, the assumed vesting of outstanding PSUs was included in the calculation of diluted earnings per share under the two-class method, as it was more dilutive than the alternative treasury stock method. For the three months ended March 31, 2023, excluded from the calculation of diluted earnings per share was the effect of adding 304,739 weighted average common share equivalents, related to the assumed vesting of outstanding PSUs, as their inclusion would have been antidilutive.
For the three months ended March 31, 2024, the assumed conversion of the Company’s convertible senior notes was included in the calculation of diluted earnings per share under the if-converted method. For the three months ended March 31, 2023, excluded from the calculation of diluted earnings per share was the effect of adding back $4.8 million of interest expense and 9,739,120 weighted average common share equivalents, respectively, related to the assumed conversion of the Company’s convertible senior notes, as their inclusion would have been antidilutive.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
Note 22. Segment Reporting
The Company generally derives its revenues from its investment portfolio of MSR and Agency RMBS, which includes servicing fee income, float income, ancillary and other fee income, and interest income, net of premium amortization and discount accretion. The Company’s investment portfolio is subject to market risks, primarily interest rate risk, basis risk and prepayment risk. Management seeks to offset a portion of its Agency pool market value exposure through its investment in MSR and interest-only Agency RMBS. The Company’s strategy of pairing Agency RMBS with MSR, with a focus on managing various associated risks, including interest rate, basis, prepayment, and credit and financing risk, is intended to generate more stable performance relative to an investment portfolio of RMBS without MSR, across changing market environments.
The Company’s investment portfolio is managed as a whole and resources are allocated and financial performance is assessed by the Company’s chief operating decision maker, or the CODM, based on total assets reported on the consolidated balance sheet and comprehensive income (loss) reported on the consolidated statement of comprehensive income (loss). The Company’s CODM views consolidated expense information related to interest expenses, compensation and benefits, other operating expenses and tax expenses to be significant. Consolidated comprehensive income (loss) is also used by the CODM to monitor actual results and benchmarking to that of its peers, the results of which are used to establish management’s compensation. Investment and hedging decisions are assessed collectively by the CODM, based on the inputs discussed above. Accordingly, the Company consists of a single operating and reportable segment and the condensed consolidated financial statements and notes thereto are presented as a single reportable segment.

Note 23. Subsequent Events
Events subsequent to March 31, 2024 were evaluated through the date these condensed consolidated financial statements were issued and no other additional events were identified requiring further disclosure in these condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q as well as our Annual Report on Form 10-K for the year ended December 31, 2023.

General
We are a Maryland corporation that invests in, finances and manages MSR, Agency RMBS, and, through our operational platform, RoundPoint, we are one of the largest servicers of conventional loans in the country. We are structured as an internally-managed REIT and our common stock is listed on the NYSE under the symbol “TWO”.
We seek to leverage our core competencies of understanding and managing interest rate and prepayment risk to invest in our portfolio of MSR and Agency RMBS. Our objective is to deliver more stable performance, relative to RMBS portfolios without MSR, across changing market environments, and we are acutely focused on creating sustainable stockholder value over the long term.
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
Our Agency RMBS portfolio is comprised primarily of fixed rate mortgage-backed securities backed by single-family and multi-family mortgage loans. All of our principal and interest Agency RMBS are Fannie Mae or Freddie Mac mortgage pass-through certificates or collateralized mortgage obligations, or Ginnie Mae mortgage pass-through certificates, which are backed by the guarantee of the U.S. government. The majority of our Agency RMBS portfolio is comprised of whole pool certificates.
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

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains, or incorporates by reference, not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act, and that are subject to the safe harbors created by such sections. Forward-looking statements involve numerous risks and uncertainties. Our actual results may differ from our beliefs, expectations, estimates, and projections and, consequently, you should not rely on these forward-looking statements as predictions of future events. Forward-looking statements are not historical in nature and can be identified by words such as “anticipate,” “estimate,” “will,” “should,” “expect,” “target,” “believe,” “intend,” “seek,” “plan,” “goals,” “future,” “likely,” “may” and similar expressions or their negative forms, or by references to strategy, plans, or intentions. These forward-looking statements are subject to risks and uncertainties, including, among other things, those described in our Annual Report on Form 10-K for the year ended December 31, 2023, under the caption “Risk Factors.” Other risks, uncertainties and factors that could cause actual results to differ materially from those projected are described below and may be described from time to time in reports we file with the Securities and Exchange Commission, or SEC, including our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise any such forward-looking statements, whether as a result of new information, future events, or otherwise.
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

Fair Value Measurement
A significant portion of our assets and liabilities are reported at fair value and, therefore, our condensed consolidated balance sheets and statements of comprehensive income (loss) are significantly affected by fluctuations in market prices. At March 31, 2024, approximately 85.8% of our total assets, or $11.3 billion, consisted of financial instruments recorded at fair value. See Note 11 - Fair Value to the condensed consolidated financial statements, included in this Quarterly Report on Form 10-Q, for descriptions of valuation methodologies used to measure material assets and liabilities at fair value and details of the valuation models, key inputs to those models and significant assumptions utilized. Although we execute various hedging strategies to mitigate our exposure to changes in fair value, we cannot fully eliminate our exposure to volatility caused by fluctuations in market prices.
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
We have numerous internal controls in place to help ensure the appropriateness of fair value measurements. Significant fair value measures are subject to detailed analytics and management review and approval. Our entire investment portfolio reported at fair value is priced by third-party brokers and/or by independent pricing vendors. We generally receive three or more broker and vendor quotes on pass-through Agency P&I RMBS, and generally receive multiple broker or vendor quotes on all other securities, including interest-only and inverse interest-only Agency RMBS. We also receive multiple vendor quotes for the MSR in our investment portfolio. For Agency RMBS, the third-party pricing vendors and brokers use pricing models that commonly incorporate such factors as coupons, primary and secondary mortgage rates, rate reset periods, issuer, prepayment speeds, credit enhancements and expected life of the security. For MSR, vendors use pricing models that generally incorporate observable inputs such as principal balance, note rate, geographical location, loan-to-value (LTV) ratios, FICO, appraised value and other loan characteristics, along with observed market yields and trading levels. Pricing vendors will customarily incorporate servicing fee, ancillary income, and earnings rate on escrow as observable inputs. Unobservable or model-driven inputs include forecast per loan annual cost to service, forecast cumulative defaults, default curve, forecast loss severity and forecast voluntary prepayment.
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

Considerable judgment is used in forming conclusions and estimating inputs to our Level 3 fair value measurements. Level 3 inputs such as interest rate movements, prepayments speeds, credit losses and discount rates are inherently difficult to estimate. Changes to these inputs can have a significant effect on fair value measurements. Accordingly, there is no assurance that our estimates of fair value are indicative of the amounts that would be realized on the ultimate sale or exchange of these assets. At March 31, 2024, 23.5% of our total assets were classified as Level 3 fair value assets.

Critical Accounting Estimates
The preparation of financial statements in accordance with U.S. GAAP requires us to make certain judgments and assumptions, based on information available at the time of our preparation of the financial statements, in determining accounting estimates used in preparation of the statements. Accounting estimates are considered critical if the estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made and if different estimates reasonably could have been used in the reporting period or changes in the accounting estimate are reasonably likely to occur from period to period that would have a material impact on our financial condition, results of operations or cash flows. Our significant accounting policies are described in Note 2 to the consolidated financial statements, included under Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2023. Our most critical accounting policies involve our fair valuation of AFS securities, MSR and derivative instruments.
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

Market Conditions and Outlook
Stronger than expected economic data and sticky inflation readings pushed interest rates higher in the first quarter of 2024, tempering the market’s expectations for interest rate cuts by the Federal Reserve, or the Fed, this year. The employment report in each month of the quarter came in stronger than expected, averaging gains of 281,000 new jobs per month, robust results even after taking elevated immigration and seasonal distortions into account. Similarly, both consumer and producer price indices surprised higher, with 3-month annualized core CPI, a metric closely watched by the market and the Fed, reaching 4.5%, its highest level since June 2023. At the start of the year, Fed Funds futures implied more than six rate cuts in 2024, though by quarter-end the number had fallen to just under three, converging to the Fed’s Summary of Economic Projections released in December. The Fed reaffirmed their expectations for three rate cuts for the year at their March meeting but raised the median estimate for the Fed Funds target range in 2025 by 25 basis points.
With Fed Chair Powell preaching patience and not being overly reactive to any single data release, the consensus view remained that a soft landing was the most likely outcome this year. Further guidance by the Fed that they are soon to announce a significant cut in the runoff of their Treasury portfolio - it is expected they will slash the $60 billion monthly cap in half - limited tail scenarios of higher rates and dampened volatility. Ultimately, the 10-year Treasury finished the quarter at a yield of 4.20%, 32 basis points above its starting level, with the 2-year rising by 37 basis points to finish at 4.62%, a net 5 basis point flattening of the yield curve. Though still high by historical standards, realized volatility across the yield curve fell from the prior quarter as did implied volatility for swaptions. Our preferred volatility gauge, 2-year options on 10-year rate, declined to about 97 basis points, close to the bottom end of its range since the beginning of 2023.
With volatility on the decline, the overall performance of the RMBS sector was positive in the first quarter, though performance varied widely. Higher coupons outperformed lower coupons and specified pools outperformed TBAs. The nominal spread for the current coupon finished at +119 basis points, essentially unchanged over the quarter. Specified pools outperformed same coupon TBAs owing to investor concerns regarding potential fast prepayment speeds and elevated demand typical of the beginning of year period. Spreads for current coupons were further aided by lower than expected supply, strong fixed-income fund inflows, and tame prepayment rates. Lower coupons, like 30-year 2s and 2.5s, widened by 5 to 10 basis points on concerns of bank portfolio reallocations.

Mortgage rates drifted higher over the quarter, with 30-year rates averaging around 6.75%. Overall prepayment rates for 30-year Fannie Mae RMBS increased to 5.3% CPR in the April report (March speeds) from 4.3% at the beginning of the quarter. This increase is largely related to seasonal factors and the lag in response to the fall in mortgage rates in the fourth quarter of 2023. Prepayments on loans originated in 2023 were slower than expected in the first quarter, alleviating some concern about how responsive these loans would be to lower rates, and providing lift to higher coupon performance. On the other hand, partial prepayments (otherwise known as curtailments) on higher rate purchase loans are the one area where prepayments have surprised on the fast side. As mortgage rates have now been above 6% for over 18 months, evidence is building that the housing market has begun to normalize to this environment. Existing home sales so far in 2024 have tracked in line with last spring, while listings are up 5-10% year-over-year, which suggests the market may pick up into the second quarter.
For the entire quarter, speeds for our MSR holdings paid 3.87% CPR, which was slower than projections. Activity in the MSR market remained brisk, with bid wanted activity totaling $160 billion. Although a sizeable number, this is down from $223 billion in the first quarter of 2023 and $190 billion in the first quarter of 2022. We expect MSR supply to be lower compared to prior years given low origination volume and the large amount of low coupon servicing that has already traded hands. This lower supply combined with a growing investor base should keep MSR values well supported, as evidenced by the strong traded levels of servicing so far this year.
RMBS funding markets remained stable and liquid throughout the quarter with ample balance sheet available. Spreads on repurchase agreements tightened after year end with financing for RMBS between SOFR plus 18 to 24 basis points.
Given the levered returns available in the market, we remain optimistic about the return potential of our investments. While the market remains subject to periods of high realized rate volatility, which can negatively impact returns, nominal spreads for current coupon Agency RMBS continue to be wide on an historical basis and provide attractive levered returns when paired with MSR or simply hedged with interest rate products like futures or swaps. Assuming unchanged mortgage rates, we expect prepayment rates to rise modestly in the second quarter, reflecting turnover seasonality. Even so, less than 1% of the mortgage loans that back our MSR are likely to refinance at current rates and over 80% of balances are at least 250 basis points below current mortgage rates. Overall, we expect our low duration and low convexity MSR portfolio to continue to generate attractive cashflows with low spread volatility.
The following table provides the carrying value of our investment portfolio by asset type:

(dollars in thousands)	March 31, 2024		December 31, 2023
Agency RMBS	$8,188,432	72.6%	$8,335,245	73.2%
Mortgage servicing rights	3,084,879	27.4%	3,052,016	26.8%
Other	3,953	—%	4,150	—%
Total	$11,277,264		$11,391,411

Prepayment speeds and volatility due to interest rates
Our portfolio is subject to market risks, primarily interest rate risk and prepayment risk. We seek to offset a portion of our Agency pool market value exposure through our MSR and interest-only Agency RMBS portfolios. During periods of decreasing interest rates with rising prepayment speeds, the market value of our Agency pools generally increases and the market value of our interest-only securities and MSR generally decreases. The inverse relationship occurs when interest rates rise and prepayments fall. Average prepayment speeds for our overall portfolio decreased from the prior quarter due to mortgage rates and seasonal factors. In addition to changes in interest rates, changes in home price performance, key employment metrics and government programs, among other macroeconomic factors, can affect prepayment speeds. We believe our active portfolio management approach, including our asset selection process, positions us to respond to a variety of market scenarios. Although we are unable to predict future interest rate movements, our strategy of pairing MSR with Agency RMBS, with a focus on managing various associated risks, including interest rate, prepayment, credit, mortgage spread and financing risk, is intended to generate stable performance, relative to RMBS portfolios without MSR, with a low level of sensitivity to changes in the yield curve, prepayments and interest rate cycles.
The following table provides the three-month average CPR experienced by our Agency RMBS and MSR during the three months ended March 31, 2024, and the four immediately preceding quarters:

	Three Months Ended
	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
Agency RMBS	4.8%	5.2%	6.5%	6.5%	5.3%
Mortgage servicing rights	3.9%	3.8%	4.9%	5.5%	4.1%

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
The following tables provide the carrying value of our Agency RMBS portfolio by underlying mortgage loan rate type:

	March 31, 2024
(dollars in thousands)	Principal/ Current Face	Carrying Value	Weighted Average CPR (1)	% Prepayment Protected	Gross Weighted Average Coupon Rate	Amortized Cost	Allowance for Credit Losses	Weighted Average Loan Age (months)
Agency RMBS AFS:
30-Year Fixed:
≤ 2.5%	$414,571	$344,394	—%	—%	3.3%	$354,355	$—	33
3.0%	233,996	202,852	4.7%	85.4%	3.7%	207,592	—	29
3.5%	65,663	58,990	5.5%	71.8%	4.3%	57,698	—	26
4.0%	494,994	463,123	3.8%	100.0%	4.6%	499,676	—	52
4.5%	2,288,051	2,201,698	6.4%	100.0%	5.1%	2,339,802	—	43
5.0%	1,889,257	1,859,602	6.6%	100.0%	5.8%	1,925,202	—	24
5.5%	1,217,622	1,218,396	6.3%	99.8%	6.4%	1,228,376	—	21
6.0%	1,147,679	1,165,531	8.5%	95.9%	6.9%	1,173,316	—	17
≥ 6.5%	7,915	8,243	—%	97.8%	7.8%	8,498	—	251
	7,759,748	7,522,829	6.4%	94.1%	5.6%	7,794,515	—	31
Other P&I	620,367	607,488	4.8%	—%	5.3%	612,859	—	11
Interest-only	787,501	48,274	6.6%	—%	4.3%	55,875	(3,217)	101
Agency Derivatives	156,527	9,841	9.3%	—%	6.6%	16,562	—	228
Total Agency RMBS	$9,324,143	$8,188,432		86.5%		$8,479,811	$(3,217)

	December 31, 2023
(dollars in thousands)	Principal/ Current Face	Carrying Value	Weighted Average CPR (1)	% Prepayment Protected	Gross Weighted Average Coupon Rate	Amortized Cost	Allowance for Credit Losses	Weighted Average Loan Age (months)
Agency RMBS AFS:
30-Year Fixed:
≤ 2.5%	$420,720	$359,801	3.6%	—%	3.3%	$359,188	$—	—
3.0%	237,874	211,852	2.6%	85.4%	3.7%	210,850	—	26
3.5%	125,647	115,675	2.0%	84.9%	4.3%	113,092	—	22
4.0%	503,451	479,715	5.2%	100.0%	4.6%	508,294	—	49
4.5%	2,331,021	2,281,535	5.2%	100.0%	5.1%	2,384,460	—	40
5.0%	2,084,422	2,078,510	3.6%	100.0%	5.8%	2,125,950	—	21
5.5%	1,358,288	1,370,920	5.4%	99.8%	6.4%	1,371,534	—	18
6.0%	779,560	795,963	6.1%	99.8%	6.9%	799,184	—	17
≥ 6.5%	8,448	8,853	7.4%	97.8%	7.8%	9,084	—	249
	7,849,431	7,702,824	4.7%	94.7%	5.5%	7,881,636	—	28
Other P&I	572,302	569,077	0.8%	—%	5.3%	564,336	—	9
Interest-only	840,723	51,098	5.3%	—%	4.3%	58,567	(3,619)	100
Agency Derivatives	163,735	12,246	8.0%	—%	6.7%	17,814	—	225
Total Agency RMBS	$9,426,191	$8,335,245		87.5%		$8,522,353	$(3,619)
____________________
(1)Weighted average actual one-month CPR released at the beginning of the following month based on RMBS held as of the preceding month-end.

Our MSR portfolio offers attractive spreads and has many risk reducing characteristics when paired with our Agency RMBS portfolio. The following table summarizes activity related to the unpaid principal balance, or UPB, of loans underlying our MSR portfolio for the three months ended March 31, 2024, and the four immediately preceding quarters:

	Three Months Ended
(in thousands)	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
UPB at beginning of period	$215,647,172	$218,662,270	$222,622,177	$212,444,503	$204,876,693
Purchases of mortgage servicing rights	3,116,814	829,133	472,154	14,773,601	11,381,496
Sales of mortgage servicing rights	(1,430,294)	(61,612)	—	—	(142,598)
Scheduled payments	(1,645,501)	(1,639,884)	(1,639,871)	(1,594,693)	(1,527,309)
Prepaid	(2,110,763)	(2,127,341)	(2,786,904)	(2,993,493)	(2,119,541)
Other changes	19,452	(15,394)	(5,286)	(7,741)	(24,238)
UPB at end of period	$213,596,880	$215,647,172	$218,662,270	$222,622,177	$212,444,503

Counterparty exposure and leverage ratio
We monitor counterparty exposure amongst our broker, banking and lending counterparties on a daily basis. We believe our broker and banking counterparties are well-capitalized organizations, and we attempt to manage our cash balances across these organizations to reduce our exposure to any single counterparty.
As of March 31, 2024, we had entered into repurchase agreements with 37 counterparties, 19 of which had outstanding balances. In addition, we held short- and long-term borrowings under revolving credit facilities, term notes payable and unsecured convertible senior notes. As of March 31, 2024, the debt-to-equity ratio funding our Agency and non-Agency investment securities, MSR and servicing advances, which includes unsecured borrowings under convertible senior notes, was 4.6:1.0.

As of March 31, 2024, we held $666.2 million in cash and cash equivalents, approximately $1.0 million of unpledged Agency RMBS and $3.6 million of unpledged non-Agency securities. As a result, we had an overall estimated unused borrowing capacity on our unpledged securities of approximately $3.0 million. As of March 31, 2024, we held approximately $42.5 million of unpledged MSR and $9.5 million of unpledged servicing advances. Overall, on March 31, 2024, we had $135.4 million unused committed and $466.3 million unused uncommitted borrowing capacity on MSR financing facilities, and $140.7 million in unused committed borrowing capacity on servicing advance financing facilities. Generally, unused borrowing capacity may be the result of our election not to utilize certain financing, as well as delays in the timing in which funding is provided, insufficient collateral or the inability to meet lenders’ eligibility requirements for specific types of asset classes.
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

Summary of Results of Operations and Financial Condition
Our book value per common share for U.S. GAAP purposes was $15.64 at March 31, 2024, an increase from $15.21 per common share at December 31, 2023. The rise in book value for the three months ended March 31, 2024 was primarily driven by net servicing and derivative income, offset by net unrealized losses recognized on AFS securities and dividends declared.
Our GAAP net income attributable to common stockholders was $192.4 million, or $1.73 per diluted weighted average share, for the three months ended March 31, 2024, as compared to GAAP net loss attributable to common stockholders of $189.2 million, or $(2.05) per diluted weighted average share, for the three months ended March 31, 2023.
With our accounting treatment for AFS securities, unrealized fluctuations in the market values of AFS securities, excluding certain AFS securities for which we have elected the fair value option, do not impact our GAAP net income (loss) or taxable income but are recognized on our condensed consolidated balance sheets as a change in stockholders’ equity under “accumulated other comprehensive loss.” For the three months ended March 31, 2024 and 2023, net unrealized losses on AFS securities recognized as other comprehensive loss were $103.1 million and net unrealized gains on AFS securities recognized as other comprehensive income were $125.9 million, respectively. This, combined with GAAP net income attributable to common stockholders of $192.4 million and GAAP net loss attributable to common stockholders of $189.2 million for the three months ended March 31, 2024 and 2023, respectively, resulted in comprehensive income attributable to common stockholders of $89.4 million and comprehensive loss attributable to common stockholders of $63.2 million for the three months ended March 31, 2024 and 2023, respectively.

The following table presents the components of our comprehensive income (loss) for the three months ended March 31, 2024 and 2023:

(in thousands, except share data)	Three Months Ended
Income Statement Data:	March 31,
	2024	2023
	(unaudited)
Net interest income (expense):
Interest income	$117,783	$116,593
Interest expense	160,000	142,490
Net interest expense	(42,217)	(25,897)
Net servicing income:
Servicing income	166,333	153,320
Servicing costs	7,119	28,366
Net servicing income	159,214	124,954
Other income (loss):
(Loss) gain on investment securities	(10,975)	10,798
Gain (loss) on servicing asset	11,012	(28,079)
Gain (loss) on interest rate swap and swaption agreements	98,510	(82,154)
Gain (loss) on other derivative instruments	47,599	(155,771)
Other (loss) income	(3)	—
Total other income (loss)	146,143	(255,206)
Expenses:
Compensation and benefits	26,529	14,083
Other operating expenses	21,052	10,484
Total expenses	47,581	24,567
Income (loss) before income taxes	215,559	(180,716)
Provision for (benefit from) income taxes	11,971	(3,908)
Net income (loss)	203,588	(176,808)
Dividends on preferred stock	(11,784)	(12,365)
Gain on repurchase and retirement of preferred stock	644	—
Net income (loss) attributable to common stockholders	$192,448	$(189,173)
Basic earnings (loss) per weighted average common share	$1.85	$(2.05)
Diluted earnings (loss) per weighted average common share	$1.73	$(2.05)
Dividends declared per common share	$0.45	$0.60
Weighted average number of shares of common stock:
Basic	103,401,940	92,575,840
Diluted	112,973,317	92,575,840
Comprehensive income (loss):
Net income (loss)	$203,588	$(176,808)
Other comprehensive (loss) income:
Unrealized (loss) gain on available-for-sale securities	(103,078)	125,931
Other comprehensive (loss) income	(103,078)	125,931
Comprehensive income (loss)	100,510	(50,877)
Dividends on preferred stock	(11,784)	(12,365)
Gain on repurchase and retirement of preferred stock	644	—
Comprehensive income (loss) attributable to common stockholders	$89,370	$(63,242)

(in thousands)	March 31, 2024	December 31, 2023
Balance Sheet Data:
Available-for-sale securities	$8,182,544	$8,327,149
Mortgage servicing rights	$3,084,879	$3,052,016
Total assets	$13,161,925	$13,138,800
Repurchase agreements	$8,361,638	$8,020,207
Revolving credit facilities	$1,357,671	$1,329,171
Term notes payable	$295,520	$295,271
Convertible senior notes	$268,953	$268,582
Total stockholders’ equity	$2,240,070	$2,203,390

Results of Operations
The following analysis focuses on financial results during the three months ended March 31, 2024 and 2023.
Interest Income
Interest income increased slightly from $116.6 million for the three months ended March 31, 2023 to $117.8 million for the same period in 2024 due to lower amortization recognized on Agency RMBS from lower unamortized premium and higher interest on cash balances as a result of the higher interest rate environment, offset by a decrease in the use of reverse repurchase agreements.
Interest Expense
Interest expense increased from $142.5 million for the three months ended March 31, 2023 to $160.0 million for the same period in 2024 due to increases in interest rates and higher borrowing balances on MSR, offset by lower borrowing balances on AFS securities.
Net Interest Income
The following tables present the components of interest income and average net asset yield earned by asset type, the components of interest expense and average cost of funds on borrowings incurred by collateral type, and net interest income and average net interest spread for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
(dollars in thousands)	Average Balance (1)	Interest Income/Expense	Net Yield/Cost of Funds	Average Balance (1)	Interest Income/Expense	Net Yield/Cost of Funds
Interest-earning assets:
Available-for-sale securities	$8,569,566	$100,605	4.7%	$8,649,865	$97,038	4.5%
Reverse repurchase agreements	345,997	4,659	5.4%	816,780	8,562	4.2%
Other		12,519			10,993
Total interest income/net asset yield	$8,915,563	$117,783	5.3%	$9,466,645	$116,593	4.9%
Interest-bearing liabilities:
Borrowings collateralized by:
Available-for-sale securities	$7,986,939	$112,353	5.6%	$8,181,110	$92,023	4.5%
Agency Derivatives (2)	8,393	130	6.2%	12,463	159	5.1%
Mortgage servicing rights and advances (3)	1,889,112	42,892	9.1%	1,878,322	38,895	8.3%
U.S. Treasuries (4)	—	—	—%	571,768	6,577	4.6%
Unsecured borrowings:
Convertible senior notes	268,831	4,619	6.9%	282,729	4,836	6.8%
Other		6			—
Total interest expense/cost of funds	$10,153,275	$160,000	6.3%	$10,926,392	142,490	5.2%
Net interest expense/spread		$(42,217)	(1.0)%		$(25,897)	(0.3)%
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

The increase in yields on AFS securities for the three months ended March 31, 2024, as compared to the same period in 2023 was driven by lower amortization recognized on Agency RMBS from lower unamortized premium. The increase in cost of funds associated with the financing of AFS securities for the three months ended March 31, 2024, as compared to the same period in 2023, was the result of rising interest rates.
The increase in yields on reverse repurchase agreements for the three months ended March 31, 2024, as compared to the same period in 2023, was the result of rising interest rates. However, for the three months ended March 31, 2023, these yields were offset by the cost of financing the associated repurchase agreements collateralized by U.S. Treasury securities. We did not hold any repurchase agreements collateralized by U.S. Treasury securities during the three months ended March 31, 2024.
The increase in cost of funds associated with the financing of Agency Derivatives for the three months ended March 31, 2024, as compared to the same period in 2023, was the result of rising interest rates.
The increase in cost of funds associated with the financing of MSR assets and related servicing advance obligations for the three months ended March 31, 2024, as compared to the same period in 2023, was due to rising interest rates and an increase in the use of revolving credit facilities and repurchase agreement financing, which on average carry higher floating rate spreads than term notes. Additionally, during the three months ended September 30, 2023, we repurchased $104.2 million principal amount of our outstanding MSR term notes in open market transactions. These repurchased MSR term note bonds were then financed via existing master repurchase agreements. We have one revolving credit facility in place to finance our servicing advance obligations, which are included in other assets on our condensed consolidated balance sheets.
The slight increase in cost of funds associated with our convertible senior notes for the three months ended March 31, 2024, as compared to the same period in 2023, was due to an increase in amortization of deferred debt issuance costs.
The following tables present the components of the yield earned on our AFS securities portfolio as a percentage of our average amortized cost of securities for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,
(in thousands)	2024	2023
Gross yield/stated coupon	4.9%	4.9%
Net (premium amortization) discount accretion	(0.2)%	(0.4)%
Net yield	4.7%	4.5%

Net Servicing Income
The following table presents the components of net servicing income for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,
(in thousands)	2024	2023
Servicing fee income	$134,320	$129,237
Ancillary and other fee income	3,857	369
Float income	28,156	23,714
Total servicing income	166,333	153,320
Total servicing costs	7,119	28,366
Net servicing income	$159,214	$124,954

The increase in total servicing income for the three months ended March 31, 2024, as compared to the same period in 2023, was due to the acquisition of RoundPoint, as well as higher servicing fee income on a larger MSR portfolio and higher float income as a result of the higher interest rate environment. The decrease in servicing costs during the three months ended March 31, 2024, as compared to the same period in 2023, was the result of lower third-party subservicing fees due to the acquisition of RoundPoint.

(Loss) Gain On Investment Securities
The following table presents the components of (loss) gain on investment securities for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,
(in thousands)	2024	2023
Proceeds from sales	$333,082	$1,360,742
Amortized cost of securities sold	(343,245)	(1,393,484)
Total realized losses on sales	(10,163)	(32,742)
(Provision for) reversal of provision for credit losses	(80)	142
Other	(732)	43,398
(Loss) gain on investment securities	$(10,975)	$10,798

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
Gain (Loss) On Servicing Asset
The following table presents the components of gain (loss) on servicing asset for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,
(in thousands)	2024	2023
Changes in fair value due to changes in valuation inputs or assumptions used in the valuation model	$54,430	$20,421
Changes in fair value due to realization of cash flows (runoff)	(48,768)	(47,661)
Gains (losses) on sales	5,350	(839)
Gain (loss) on servicing asset	$11,012	$(28,079)

The increase in gain (decrease in loss) on servicing asset for the three months ended March 31, 2024, as compared to the same period in 2023, was driven by higher favorable change in valuation assumptions used in the fair valuation of MSR and gains realized on sales of MSR, offset by slightly higher runoff on a larger MSR portfolio during the three months ended March 31, 2024.

Gain (Loss) On Interest Rate Swap And Swaption Agreements
The following table summarizes the net interest spread and gains and losses associated with our interest rate swap and swaption positions recognized during the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,
(in thousands)	2024	2023
Net interest spread	$14,295	$3,611
Early termination, agreement maturation and option expiration gains (losses)	13,890	(18,580)
Change in unrealized gain (loss) on interest rate swap and swaption agreements, at fair value	70,325	(67,185)
Gain (loss) on interest rate swap and swaption agreements	$98,510	$(82,154)

Net interest spread recognized for the accrual and/or settlement of the net interest expense associated with our interest rate swaps results from receiving either a floating interest rate (OIS or SOFR) or a fixed interest rate and paying either a fixed interest rate or a floating interest rate (OIS or SOFR) on positions held to economically hedge/mitigate portfolio interest rate exposure (or duration) risk. We may elect to terminate certain swaps and swaptions to align with our investment portfolio, agreements may mature or options may expire resulting in full settlement of our net interest spread asset/liability and the recognition of realized gains and losses, including early termination penalties. The change in fair value of interest rate swaps and swaptions during the three months ended March 31, 2024 and 2023 was a result of changes to floating interest rates (OIS or SOFR), the swap curve and corresponding counterparty borrowing rates. Since swaps and swaptions are used for purposes of hedging our interest rate exposure, their unrealized valuation gains and losses (excluding the reversal of unrealized gains and losses to realized gains and losses upon termination, maturation or option expiration) are generally offset by unrealized losses and gains in our Agency RMBS AFS portfolio, which are recorded either directly to stockholders’ equity through other comprehensive (loss) income or to (loss) gain on investment securities, in the case of certain AFS securities for which we have elected the fair value option.
Gain (Loss) On Other Derivative Instruments
The following table provides a summary of the total net gains (losses) recognized on other derivative instruments we hold for purposes of both hedging and non-hedging activities, principally TBAs, futures, options on futures, and inverse interest-only securities during the three months ended March 31, 2024 and 2023:

	Three Months Ended
(in thousands)	March 31,
	2024	2023
TBAs	$(59,180)	$(17,164)
Futures	108,936	(140,087)
Options on futures	(127)	—
Inverse interest-only securities	(2,030)	1,480
Gain (loss) on other derivative instruments	$47,599	$(155,771)

For further details regarding our use of derivative instruments and related activity, refer to Note 8 - Derivative Instruments and Hedging Activities to the condensed consolidated financial statements, included in this Quarterly Report on Form 10-Q.

Expenses
The following table presents the components of expenses for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,
(dollars in thousands)	2024	2023
Compensation and benefits:
Non-cash equity compensation expenses	$6,083	$6,052
All other compensation and benefits	20,446	8,031
Total compensation and benefits	$26,529	$14,083
Other operating expenses:
Certain operating expenses (1)	$1,198	$5,418
All other operating expenses	19,854	5,066
Total other operating expenses	$21,052	$10,484
Annualized operating expense ratio	8.5%	4.3%
Annualized operating expense ratio, excluding non-cash equity compensation and certain operating expenses (1)	7.2%	2.3%
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

The increase in total operating expenses during the three months ended March 31, 2024, as compared to the same period in 2023, was driven by the addition of RoundPoint’s compensation, benefits, operating and loan level expenses, offset by lower expenses incurred in connection with the Company’s ongoing litigation with PRCM Advisers LLC.
Income Taxes
During the three months ended March 31, 2024, we recognized a provision for income taxes of $12.0 million, which was primarily due to net income from MSR servicing activity and net gains recognized on MSR, offset by operating expenses incurred in our TRSs. During the three months ended March 31, 2023, we recognized a benefit from income taxes of $3.9 million, which was primarily due to net losses recognized on MSR and operating expenses incurred, offset by net income from MSR servicing activity in our TRSs.

Financial Condition
Available-for-Sale Securities, at Fair Value
The majority of our AFS investment securities portfolio is comprised of fixed rate Agency mortgage-backed securities backed by single-family and multi-family mortgage loans. We also hold $4.0 million in tranches of mortgage-backed and asset-backed P&I and interest-only non-Agency securities. All of our P&I Agency RMBS AFS are Fannie Mae or Freddie Mac mortgage pass-through certificates or collateralized mortgage obligations, or Ginnie Mae mortgage pass-through certificates, which are backed by the guarantee of the U.S. government. The majority of our Agency RMBS portfolio is comprised of whole pool certificates.
The tables below summarizes certain characteristics of our Agency RMBS AFS at March 31, 2024:

	March 31, 2024
(dollars in thousands, except purchase price)	Principal/ Current Face	Net (Discount) Premium	Amortized Cost	Allowance for Credit Losses	Unrealized Gain	Unrealized Loss	Carrying Value	Weighted Average Coupon Rate	Weighted Average Purchase Price
P&I securities	$8,380,115	$27,259	$8,407,374	$—	$6,079	$(283,136)	$8,130,317	4.82%	$100.70
Interest-only securities	787,501	55,875	55,875	(3,217)	620	(5,004)	48,274	2.11%	$17.03
Total	$9,167,616	$83,134	$8,463,249	$(3,217)	$6,699	$(288,140)	$8,178,591

Mortgage Servicing Rights, at Fair Value
One of our wholly owned subsidiaries, Matrix, has approvals from Fannie Mae and Freddie Mac to own and manage MSR, which represent the right to control the servicing of residential mortgage loans. Matrix acquires MSR from third-party originators through flow and bulk purchases as well as through the recapture of MSR on loans in our MSR portfolio that refinance. As of March 31, 2024, our MSR had a fair market value of $3.1 billion.
As of March 31, 2024, our MSR portfolio included MSR on 844,869 loans with an unpaid principal balance of approximately $213.6 billion. The following table summarizes certain characteristics of the loans underlying our MSR by gross weighted average coupon rate types and ranges at March 31, 2024:

	March 31, 2024
(dollars in thousands)	Number of Loans	Unpaid Principal Balance	Weighted Average Gross Coupon Rate	Weighted Average Current Loan Size	Weighted Average Loan Age (months)	Weighted Average Original FICO	Weighted Average Original LTV	60+ Day Delinquencies	3-Month CPR	Net Servicing Fee (bps)
30-Year Fixed:
≤ 3.25%	299,570	$94,020,759	2.8%	$371	38	768	71.0%	0.4%	2.9%	25.1
> 3.25 - 3.75%	145,100	37,407,578	3.4%	327	51	753	74.1%	0.8%	4.0%	25.2
> 3.75 - 4.25%	104,829	21,665,686	3.9%	272	73	752	75.7%	1.0%	4.7%	25.5
> 4.25 - 4.75%	58,640	10,710,595	4.4%	261	72	739	77.3%	1.9%	5.2%	25.3
> 4.75 - 5.25%	40,852	9,577,376	4.9%	355	41	746	78.8%	1.5%	4.5%	25.2
> 5.25%	64,614	18,252,578	6.0%	384	21	746	80.3%	1.3%	5.4%	26.5
	713,605	191,634,572	3.6%	345	45	758	73.7%	0.7%	3.7%	25.3
15-Year Fixed:
≤ 2.25%	22,588	5,765,007	2.0%	301	35	777	59.1%	0.1%	2.8%	25.0
> 2.25 - 2.75%	38,118	7,796,755	2.4%	253	39	772	58.8%	0.2%	4.1%	25.0
> 2.75 - 3.25%	33,658	4,398,261	2.9%	186	64	765	61.4%	0.2%	5.4%	25.0
> 3.25 - 3.75%	19,008	1,815,588	3.4%	146	77	756	64.0%	0.4%	7.6%	25.3
> 3.75 - 4.25%	8,872	725,040	3.9%	137	73	742	65.3%	0.9%	8.4%	25.4
> 4.25%	6,579	795,133	5.0%	225	34	742	65.2%	0.8%	9.3%	28.0
	128,823	21,295,784	2.6%	238	47	769	60.3%	0.2%	4.7%	25.2
Total ARMs	2,441	666,524	4.6%	364	56	760	71.0%	1.0%	12.9%	25.4
Total	844,869	$213,596,880	3.5%	$335	45	759	72.4%	0.7%	3.9%	25.3

Financing
Our borrowings consist primarily of repurchase agreements, revolving credit facilities, term notes payable and convertible senior notes. Repurchase agreements, revolving credit facilities and term notes payable are collateralized by our pledge of AFS securities, derivative instruments, MSR, servicing advances and certain cash balances. Substantially all of our Agency RMBS are currently pledged as collateral for repurchase agreements. Additionally, a substantial portion of our MSR is currently pledged as collateral for repurchase agreements, revolving credit facilities and term notes payable, and a portion of our servicing advances have been pledged as collateral for revolving credit facilities. In connection with our securitization of MSR and issuance of term notes payable, a variable funding note, or VFN, was issued to one of our subsidiaries. We have one repurchase facility that is secured by the VFN, which is collateralized by our MSR. Finally, our convertible senior notes due 2026 are unsecured and pay interest semiannually at a rate of 6.25% per annum.

At March 31, 2024, borrowings under repurchase agreements, revolving credit facilities, term notes payable and convertible senior notes had the following characteristics:

(dollars in thousands)	March 31, 2024
Borrowing Type	Amount Outstanding	Weighted Average Borrowing Rate	Weighted Average Years to Maturity
Repurchase agreements	$8,361,638	5.61%	0.2
Revolving credit facilities	1,357,671	8.56%	1.3
Term notes payable	295,520	8.24%	0.2
Convertible senior notes (1)	268,953	6.25%	1.8
Total	$10,283,782	6.09%	0.4

(dollars in thousands)	March 31, 2024
Collateral Type	Amount Outstanding	Weighted Average Borrowing Rate	Weighted Average Haircut on Collateral Value
Agency RMBS	$8,094,030	5.51%	3.7%
Non-Agency securities	217	6.13%	44.2%
Agency Derivatives	8,414	6.10%	18.5%
Mortgage servicing rights	1,852,868	8.50%	32.1%
Mortgage servicing advances	59,300	8.49%	12.9%
Other (1)	268,953	6.25%	N/A
Total	$10,283,782	6.09%	8.8%
____________________
(1)Includes unsecured convertible senior notes due 2026 paying interest semiannually at a rate of 6.25% per annum on the aggregate principal amount of $287.5 million.

As of March 31, 2024, the debt-to-equity ratio funding our AFS securities, MSR, servicing advances and Agency Derivatives, which includes unsecured borrowings under convertible senior notes, was 4.6:1.0. Our Agency RMBS, given their liquidity and high credit quality, are eligible for higher levels of leverage, while MSR, with less liquidity and/or more exposure to prepayment risk, utilize lower levels of leverage. Generally, our debt-to-equity ratio is directly correlated to the composition of our portfolio; typically, the higher the percentage of Agency RMBS we hold, the higher our debt-to-equity ratio will be. However, in addition to portfolio mix, our debt-to-equity ratio is a function of many other factors, including the liquidity of our portfolio, the availability and price of our financing, the diversification of our counterparties and their available capacity to finance our assets, and anticipated regulatory developments. We may alter the percentage allocation of our portfolio among our target assets depending on the relative value of the assets that are available to purchase from time to time, including at times when we are deploying proceeds from offerings we conduct. We believe the current degree of leverage within our portfolio helps ensure that we have access to unused borrowing capacity, thus supporting our liquidity and the strength of our balance sheet.

The following table provides a summary of our borrowings under repurchase agreements (excluding those collateralized by U.S. Treasuries), revolving credit facilities, term notes payable and convertible senior notes and our debt-to-equity ratios for the three months ended March 31, 2024, and the four immediately preceding quarters:

(dollars in thousands)
For the Three Months Ended	Quarterly Average	End of Period Balance	Maximum Balance of Any Month-End	End of Period Total Borrowings to Equity Ratio	End of Period Net Long (Short) TBA Cost Basis	End of Period Net Payable (Receivable) for Unsettled RMBS	End of Period Economic Debt-to-Equity Ratio (1)
March 31, 2024	$10,153,275	$10,283,782	$10,352,896	4.6:1.0	$3,421,932	$(213,264)	6.0:1.0
December 31, 2023	$10,449,060	$9,913,231	$10,984,022	4.5:1.0	$3,170,548	$196,644	6.0:1.0
September 30, 2023	$11,058,648	$11,087,145	$11,138,859	5.2:1.0	$2,147,540	$—	6.3:1.0
June 30, 2023	$10,820,230	$11,189,689	$11,189,689	5.0:1.0	$2,905,852	$54,739	6.4:1.0
March 31, 2023	$10,354,624	$11,058,709	$11,162,257	4.8:1.0	$3,644,540	$—	6.5:1.0
____________________
(1)Defined as total borrowings under repurchase agreements (excluding those collateralized by U.S. Treasuries), revolving credit facilities, term notes payable and convertible senior notes, plus implied debt on net TBA cost basis and net payable (receivable) for unsettled RMBS, divided by total equity.

Equity
The following table provides details of our changes in stockholders’ equity from December 31, 2023 to March 31, 2024.

(in millions, except per share amounts)	Book Value	Common Shares Outstanding	Common Book Value Per Share
Common stockholders’ equity at December 31, 2023	$1,569.5	103.2	$15.21
Net income	203.6
Other comprehensive loss	(103.0)
Comprehensive income	100.6
Dividends on preferred stock	(11.8)
Gain on repurchase and retirement of preferred stock	0.6
Comprehensive income attributable to common stockholders	89.4
Dividends on common stock	(47.1)
Other	6.1	0.3
Balance before capital transactions	1,617.9	103.5
Repurchase and retirement of preferred stock	0.4
Common stockholders’ equity at March 31, 2024	$1,618.3	103.5	$15.64
Total preferred stock liquidation preference	621.8
Total stockholders’ equity at March 31, 2024	$2,240.1

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

As of March 31, 2024, we held $666.2 million in cash and cash equivalents available to support our operations; $11.3 billion of AFS securities, MSR, and derivative assets held at fair value; and $10.3 billion of outstanding debt in the form of repurchase agreements, borrowings under revolving credit facilities, term notes payable and convertible senior notes. During the three months ended March 31, 2024, the debt-to-equity ratio funding our Agency and non-Agency investment securities, MSR and servicing advances, which includes unsecured borrowings under convertible senior notes, increased from 4.5:1.0 to 4.6:1.0, which was driven by a slight increase in financing on Agency RMBS. During the three months ended March 31, 2024, our economic debt-to-equity ratio funding our Agency and non-Agency investment securities, MSR and servicing advances, which includes unsecured borrowings under convertible senior notes, implied debt on net TBA cost basis and net payable (receivable) for unsettled RMBS, remained consistent at 6.0:1.0.
As of March 31, 2024, we held approximately $1.0 million of unpledged Agency RMBS and $3.6 million of unpledged non-Agency securities. As a result, we had an overall estimated unused borrowing capacity on unpledged securities of approximately $3.0 million. As of March 31, 2024, we held approximately $42.5 million of unpledged MSR and $9.5 million of unpledged servicing advances. Overall, on March 31, 2024, we had $135.4 million unused committed and $466.3 million unused uncommitted borrowing capacity on MSR financing facilities, and $140.7 million in unused committed borrowing capacity on servicing advance financing facilities. Generally, unused borrowing capacity may be the result of our election not to utilize certain financing, as well as delays in the timing in which funding is provided, insufficient collateral or the inability to meet lenders’ eligibility requirements for specific types of asset classes. On a daily basis, we monitor and forecast our available, or excess, liquidity. Additionally, we frequently perform shock analyses against various market events to monitor the adequacy of our excess liquidity.
During the three months ended March 31, 2024, we did not experience any material issues accessing our funding sources. We expect ongoing sources of financing to be primarily repurchase agreements, revolving credit facilities, term notes payable, convertible notes and similar financing arrangements. We plan to finance our assets with a moderate amount of leverage, the level of which may vary based upon the particular characteristics of our portfolio and market conditions.
As of March 31, 2024, we had master repurchase agreements in place with 37 counterparties (lenders), the majority of which are U.S. domiciled financial institutions, and we continue to evaluate additional counterparties to manage and optimize counterparty risk. Under our repurchase agreements, we are required to pledge additional assets as collateral to our lenders when the estimated fair value of the existing pledged collateral under such agreements declines and such lenders, through a margin call, demand additional collateral. Lenders generally make margin calls because of a perceived decline in the value of our assets collateralizing the repurchase agreements. This may occur following the monthly principal reduction of assets due to scheduled amortization and prepayments on the underlying mortgages, or may be caused by changes in market interest rates, a perceived decline in the market value of the investments and other market factors. To cover a margin call, we may pledge additional assets or cash. At maturity, any cash on deposit as collateral is generally applied against the repurchase agreement balance, thereby reducing the amount borrowed. Should the value of our assets suddenly decrease, significant margin calls on our repurchase agreements could result, causing an adverse change in our liquidity position.
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

(dollars in thousands)
March 31, 2024
Expiration Date (1)	Amount Outstanding	Unused Committed Capacity (2)	Unused Uncommitted Capacity	Total Capacity	Eligible Collateral
March 31, 2025	$683,731	$—	$216,269	$900,000	Mortgage servicing rights
March 8, 2027	$292,140	$57,860	$150,000	$500,000	Mortgage servicing rights (3)
September 30, 2024	$322,500	$77,500	$—	$400,000	Mortgage servicing rights
October 25, 2024	$200,000	$—	$100,000	$300,000	Mortgage servicing rights (4)
September 28, 2024	$59,300	$140,700	$—	$200,000	Mortgage servicing advances
____________________
(1)The facilities are set to mature on the stated expiration date, unless extended pursuant to their terms.
(2)Represents unused capacity amounts to which commitment fees are charged.
(3)The revolving period of this facility ceases on March 8, 2026, at which time the facility starts a 12-month amortization period.
(4)This repurchase facility is secured by a VFN issued in connection with our securitization of MSR, which is collateralized by our MSR.

We are subject to a variety of financial covenants under our lending agreements. The following represent the most restrictive financial covenants across our lending agreements as of March 31, 2024:
•Total indebtedness to tangible net worth must be less than 8.0:1.0. As of March 31, 2024, our total indebtedness to tangible net worth, as defined, was 4.8:1.0.
•Cash liquidity must be greater than $200.0 million. As of March 31, 2024, our liquidity, as defined, was $666.2 million.
•Net worth must be greater than the higher of $1.5 billion or 50% of the highest net worth during the 24 calendar months prior. As of March 31, 2024, 50% of the highest net worth during the 24 calendar months prior, as defined, was $1.3 billion and our net worth, as defined, was $2.2 billion.
We are also subject to additional financial covenants in connection with various other agreements we enter into in the normal course of our business. We intend to continue to operate in a manner which complies with all of our financial covenants.
The following table summarizes assets at carrying values that were pledged or restricted as collateral for the future payment obligations of repurchase agreements, revolving credit facilities, term notes payable and derivative instruments at March 31, 2024 and December 31, 2023:

(in thousands)	March 31, 2024	December 31, 2023
Available-for-sale securities, at fair value	$8,178,289	$8,126,028
Mortgage servicing rights, at fair value	3,042,334	3,047,890
Restricted cash	26,572	12,575
Due from counterparties	237,711	36,420
Derivative assets, at fair value	9,546	11,877
Other assets	93,852	79,749
Total	$11,588,304	$11,314,539

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

The following table provides the maturities of our repurchase agreements, revolving credit facilities, term notes payable and convertible senior notes as of March 31, 2024 and December 31, 2023:

(in thousands)	March 31, 2024	December 31, 2023
Within 30 days	$2,329,047	$2,833,162
30 to 59 days	1,367,028	1,918,818
60 to 89 days	1,318,517	2,059,438
90 to 119 days	702,452	994,789
120 to 364 days	3,321,914	833,571
One to three years	1,244,824	1,273,453
Total	$10,283,782	$9,913,231

For the three months ended March 31, 2024, our restricted and unrestricted cash balance decreased approximately $56.4 million to $738.4 million at March 31, 2024. The cash movements can be summarized by the following:
•Cash flows from operating activities. For the three months ended March 31, 2024, operating activities decreased our cash balances by approximately $8.7 million, primarily driven by our financial results for the quarter.
•Cash flows from investing activities. For the three months ended March 31, 2024, investing activities decreased our cash balances by approximately $347.7 million, driven by net purchases of AFS securities (including some fourth quarter purchases that settled during the first quarter) and MSR, payments to counterparties for margin calls, net payments for reverse repurchase agreements, and the final payment made to Freedom for our acquisition of RoundPoint, offset by net sales/short sales of derivative instruments.
•Cash flows from financing activities. For the three months ended March 31, 2024, financing activities increased our cash balance by approximately $300.0 million, primarily driven by an increase in repurchase agreement and revolving credit facility financing, offset by repurchases of preferred stock and the payment of dividends.

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
We perform interest rate sensitivity analyses on various measures of our financial results and condition by examining how our assets, financing and hedges will perform in various interest rate “shock” scenarios. Two of these measures are presented below in more detail. The first measure is change in annualized net interest income over the next 12 months, including interest spread from our interest rate swaps and float income from custodial accounts associated with our MSR. The second measure is change in value of financial position, including the value of our derivative assets and liabilities. All changes in value are measured as the change from the March 31, 2024 financial position. All projected changes in annualized net interest income are measured as the change from the projected annualized net interest income based off current performance returns.

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
The following interest rate sensitivity table displays the potential impact of instantaneous, parallel changes in interest rates of +/- 25 and +/- 50 bps on annualized net interest income and portfolio value, based on our interest sensitive financial instruments at March 31, 2024. The preceding discussion shows that the results for the 25 bps move scenarios are the best representation of our interest rate exposure, followed by those for the 50 bps move scenarios. This hierarchy reflects our localized approach to managing interest rate risk: monitoring rates and rebalancing our hedges on a day-to-day basis, where rate moves only rarely exceed 25 bps in either direction.

	Changes in Interest Rates
(dollars in thousands)	-50 bps	-25 bps	+25 bps	+50 bps
Change in annualized net interest income (1):	$(513)	$(273)	$298	$637
% change in net interest income (1)	(0.3)%	(0.2)%	0.2%	0.4%
Change in value of financial position:
Available-for-sale securities	$206,592	$105,294	$(108,517)	$(220,231)
As a % of common equity	12.8%	6.5%	(6.7)%	(13.6)%
Mortgage servicing rights (2)	$(64,784)	$(28,797)	$28,902	$49,661
As a % of common equity (2)	(4.0)%	(1.8)%	1.8%	3.1%
Derivatives, net	$(161,611)	$(78,359)	$73,581	$142,210
As a % of common equity	(10.0)%	(4.8)%	4.5%	8.8%
Reverse repurchase agreements	$73	$37	$(37)	$(73)
As a % of common equity	—%	—%	—%	—%
Repurchase agreements	$(5,579)	$(2,790)	$2,790	$5,579
As a % of common equity	(0.4)%	(0.2)%	0.2%	0.3%
Revolving credit facilities	$(378)	$(189)	$189	$377
As a % of common equity	—%	—%	—%	—%
Term notes payable	$(150)	$(75)	$75	$150
As a % of common equity	—%	—%	—%	—%
Convertible senior notes	$(1,045)	$(520)	$517	$1,032
As a % of common equity	(0.1)%	—%	—%	0.1%
Total Net Assets	$(26,882)	$(5,399)	$(2,500)	$(21,295)
As a % of total assets	(0.2)%	—%	—%	(0.2)%
As a % of common equity	(1.7)%	(0.3)%	(0.2)%	(1.3)%
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

Certain assumptions have been made in connection with the calculation of the information set forth in the foregoing interest rate sensitivity table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at March 31, 2024. As discussed, the analysis utilizes assumptions and estimates based on our experience and judgment. Furthermore, future purchases and sales of assets could materially change our interest rate risk profile.
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

Item 4. Controls and Procedures
A review and evaluation was performed by our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that review and evaluation, the CEO and CFO have concluded that our current disclosure controls and procedures, as designed and implemented, were effective as of March 31, 2024. Although our CEO and CFO have determined our disclosure controls and procedures were effective at the end of the period covered by this Quarterly Report on Form 10-Q, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the company to disclose material information otherwise required to be set forth in the reports we submit under the Exchange Act.
There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
There have been no material changes to the risk factors set forth under the heading “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023, or the Form 10-K. The materialization of any risks and uncertainties identified in our Forward-Looking Statements contained in this Quarterly Report on Form 10-Q, together with those previously disclosed in the Form 10-K or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations, and cash flows. See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements” in this Quarterly Report on Form 10-Q.

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

The following table reflects purchases of our 8.125% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, 7.625% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock and 7.25% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock under the preferred share repurchase program during the three months ended March 31, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans of Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Series A Preferred Stock:
January 1, 2024 through Janaury 31, 2024	—	$—	—	N/A
February 1, 2024 through February 29, 2024	—	—	—	N/A
March 1, 2024 through March 31, 2024	35,047	23.08	35,047	N/A
Total	35,047	$23.08	35,047	N/A
Series B Preferred Stock:
January 1, 2024 through Janaury 31, 2024	—	$—	—	N/A
February 1, 2024 through February 29, 2024	88,174	22.66	88,174	N/A
March 1, 2024 through March 31, 2024	191,886	22.79	191,886	N/A
Total	280,060	$22.75	280,060	N/A
Series C Preferred Stock:
January 1, 2024 through Janaury 31, 2024	—	$—	—	N/A
February 1, 2024 through February 29, 2024	116,200	23.07	116,200	N/A
March 1, 2024 through March 31, 2024	54,302	22.87	54,302	N/A
Total	170,502	$23.01	170,502	N/A
____________________
(1)Our preferred share repurchase program allows for the repurchase of up to an aggregate of 5,000,000 shares of the company’s preferred stock, which includes the 8.125% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, 7.625% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock and 7.25% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock. As of March 31, 2024, we had repurchased an aggregate of 4,179,183 preferred shares under the program and had remaining authorization to repurchase up to 820,817 preferred shares.

Our common share repurchase program allows for the repurchase of up to an aggregate of 9,375,000 shares of the company’s common stock. Common shares may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act or by any combination of such methods. The manner, price, number and timing of common share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The common share repurchase program does not require the purchase of any minimum number of shares, and, subject to SEC rules, purchases may be commenced or suspended at any time without prior notice. The common share repurchase program does not have an expiration date. As of March 31, 2024, we had repurchased 3,637,028 common shares under the program for a total cost of $208.5 million. We did not repurchase common shares during the three months ended March 31, 2024.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
(a)None.
(b)None.

(c)During the three months ended March 31, 2024, the following executive officers adopted a written plan intended to satisfy affirmative defense conditions of Rule 10b5–1(c) of the Exchange Act. Each of these written plans relates to the sale of Two Harbors common stock for the purpose of satisfying tax obligations associated with future vestings of equity compensation, as permitted pursuant to the stock ownership guidelines applicable to our executive officers. In addition, each of these written plans was entered into during an open trading window and shall take effect ninety days after adoption. Each of the new plans shall remain in effect until amended or terminated.
On February 6, 2024, Rebecca Sandberg, our Chief Legal Officer and Secretary, adopted a written plan pursuant to which Ms. Sandberg has elected to sell a number of shares sufficient to cover the local, state and federal tax liability associated with each future vesting of equity compensation, subject to the maximum of fifty percent of shares vesting. This plan replaces and supersedes a prior written plan entered into by Ms. Sandberg related to the same.
On February 7, 2024, Nathan Boucher, Executive Vice President, General Counsel and Secretary of RoundPoint, adopted a written plan pursuant to which Mr. Boucher has elected to sell a number of shares sufficient to cover the local, state and federal tax liability associated with each future vesting of equity compensation, subject to the maximum of fifty percent of shares vesting.
On February 8, 2024, David Hughes, Executive Vice President, Servicing Operations at RoundPoint, adopted a written plan pursuant to which Mr. Hughes has elected to sell a number of shares sufficient to cover the local, state and federal tax liability associated with each future vesting of equity compensation, subject to the maximum of fifty percent of shares vesting.
Except as set forth above, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, during the three months ended March 31, 2024.

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

3.12	Amended and Restated Bylaws of Two Harbors Investment Corp. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 23, 2020).
10.1	Form of Officer Performance Share Unit Agreement (as of January 2024) under the Two Harbors Investment Corp. 2021 Equity Incentive Plan (filed herewith).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

Exhibit Number	Exhibit Description
101	Financial statements from the Quarterly Report on Form 10-Q of Two Harbors Investment Corp. for the three months ended March 31, 2024, filed with the SEC on April 30, 2024, formatted in Inline XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements. (filed herewith)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101). (filed herewith)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TWO HARBORS INVESTMENT CORP.
Dated:	April 30, 2024	By:	/s/ William Greenberg
William Greenberg President and Chief Executive Officer (Principal Executive Officer)
Dated:	April 30, 2024	By:	/s/ Mary Riskey
Mary Riskey Chief Financial Officer (Principal Financial and Accounting Officer)