Form 10-Q
period 2024-06-30
TWO HARBORS INVESTMENT CORP.
filed 2024-07-31
CIK 1465740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of July 26, 2024, there were 103,622,787 shares of outstanding common stock, par value $0.01 per share, issued and outstanding.

TWO HARBORS INVESTMENT CORP.

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2024	December 31, 2023
ASSETS	(unaudited)
Available-for-sale securities, at fair value (amortized cost $8,359,346 and $8,509,383, respectively; allowance for credit losses $3,340 and $3,943, respectively)	$8,029,955	$8,327,149
Mortgage servicing rights, at fair value	3,065,415	3,052,016
Cash and cash equivalents	624,199	729,732
Restricted cash	162,623	65,101
Accrued interest receivable	35,993	35,339
Due from counterparties	372,192	323,224
Derivative assets, at fair value	13,519	85,291
Reverse repurchase agreements	349,660	284,091
Other assets	196,161	236,857
Total Assets (1)	$12,849,717	$13,138,800
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Repurchase agreements	$8,434,910	$8,020,207
Revolving credit facilities	1,279,271	1,329,171
Term notes payable	—	295,271
Convertible senior notes	259,412	268,582
Derivative liabilities, at fair value	14,264	21,506
Due to counterparties	352,117	574,735
Dividends payable	58,729	58,731
Accrued interest payable	85,680	141,773
Commitments and contingencies (see Note 16)	—	—
Other liabilities	170,037	225,434
Total Liabilities (1)	10,654,420	10,935,410
Stockholders’ Equity:
Preferred stock, par value $0.01 per share; 100,000,000 shares authorized and 24,870,817 and 25,356,426 shares issued and outstanding, respectively ($621,770 and $633,911 liquidation preference, respectively)	601,467	613,213
Common stock, par value $0.01 per share; 175,000,000 shares authorized and 103,622,239 and 103,206,457 shares issued and outstanding, respectively	1,036	1,032
Additional paid-in capital	5,933,250	5,925,424
Accumulated other comprehensive loss	(323,580)	(176,429)
Cumulative earnings	1,610,541	1,349,973
Cumulative distributions to stockholders	(5,627,417)	(5,509,823)
Total Stockholders’ Equity	2,195,297	2,203,390
Total Liabilities and Stockholders’ Equity	$12,849,717	$13,138,800
____________________
(1)The condensed consolidated balance sheets include assets and liabilities of consolidated variable interest entities, or VIEs. At June 30, 2024 and December 31, 2023, assets of the VIEs totaled $146,214 and $525,259, and liabilities of the VIEs totaled $102,458 and $479,810, respectively. See Note 4 - Variable Interest Entities for additional information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)
(in thousands, except share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net interest income (expense):
Interest income	$115,953	$117,762	$233,736	$234,355
Interest expense	154,207	159,561	314,207	302,051
Net interest expense	(38,254)	(41,799)	(80,471)	(67,696)
Net servicing income:
Servicing income	176,015	175,223	342,348	328,543
Servicing costs	4,475	25,190	11,594	53,556
Net servicing income	171,540	150,033	330,754	274,987
Other (loss) income:
(Loss) gain on investment securities	(22,437)	2,172	(33,412)	12,970
(Loss) gain on servicing asset	(22,857)	21,679	(11,845)	(6,400)
Gain (loss) on interest rate swap and swaption agreements	22,012	56,533	120,522	(25,621)
(Loss) gain on other derivative instruments	(750)	47,161	46,849	(108,610)
Other income	226	2,200	223	2,200
Total other (loss) income	(23,806)	129,745	122,337	(125,461)
Expenses:
Compensation and benefits	21,244	8,868	47,773	22,951
Other operating expenses	17,699	11,886	38,751	22,370
Total expenses	38,943	20,754	86,524	45,321
Income before income taxes	70,537	217,225	286,096	36,509
Provision for income taxes	14,201	19,780	26,172	15,872
Net income	56,336	197,445	259,924	20,637
Dividends on preferred stock	(11,784)	(12,115)	(23,568)	(24,480)
Gain on repurchase and retirement of preferred stock	—	2,454	644	2,454
Net income (loss) attributable to common stockholders	$44,552	$187,784	$237,000	$(1,389)
Basic earnings (loss) per weighted average common share	$0.43	$1.94	$2.27	$(0.02)
Diluted earnings (loss) per weighted average common share	$0.43	$1.80	$2.16	$(0.02)
Weighted average number of shares of common stock:
Basic	103,555,755	96,387,877	103,478,847	94,492,389
Diluted	103,910,812	106,062,378	113,136,629	94,492,389
Comprehensive income (loss):
Net income	$56,336	$197,445	$259,924	$20,637
Other comprehensive loss:
Unrealized loss on available-for-sale securities	(44,073)	(156,306)	(147,151)	(30,375)
Other comprehensive loss	(44,073)	(156,306)	(147,151)	(30,375)
Comprehensive income (loss)	12,263	41,139	112,773	(9,738)
Dividends on preferred stock	(11,784)	(12,115)	(23,568)	(24,480)
Gain on repurchase and retirement of preferred stock	—	2,454	644	2,454
Comprehensive income (loss) attributable to common stockholders	$479	$31,478	$89,849	$(31,764)

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

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited), continued
(in thousands)

	Preferred Stock	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Earnings	Cumulative Distributions to Stockholders	Total Stockholders’ Equity
Balance, December 31, 2023	$613,213	$1,032	$5,925,424	$(176,429)	$1,349,973	$(5,509,823)	$2,203,390
Net income	—	—	—	—	203,588	—	203,588
Other comprehensive loss before reclassifications	—	—	—	(109,658)	—	—	(109,658)
Amounts reclassified from accumulated other comprehensive income	—	—	—	6,580	—	—	6,580
Other comprehensive loss	—	—	—	(103,078)	—	—	(103,078)
Repurchase and retirement of preferred stock	(11,746)	—	—	—	644	—	(11,102)
Issuance of common stock, net of offering costs	—	—	54	—	—	—	54
Preferred dividends declared	—	—	—	—	—	(11,784)	(11,784)
Common dividends declared	—	—	—	—	—	(47,081)	(47,081)
Non-cash equity award compensation	—	3	6,080	—	—	—	6,083
Balance, March 31, 2024	601,467	1,035	5,931,558	(279,507)	1,554,205	(5,568,688)	2,240,070
Net income	—	—	—	—	56,336	—	56,336
Other comprehensive loss before reclassifications	—	—	—	(53,466)	—	—	(53,466)
Amounts reclassified from accumulated other comprehensive income	—	—	—	9,393	—	—	9,393
Other comprehensive loss	—	—	—	(44,073)	—	—	(44,073)
Issuance of common stock, net of offering costs	—	—	50	—	—	—	50
Preferred dividends declared	—	—	—	—	—	(11,784)	(11,784)
Common dividends declared	—	—	—	—	—	(46,945)	(46,945)
Non-cash equity award compensation	—	1	1,642	—	—	—	1,643
Balance, June 30, 2024	$601,467	$1,036	$5,933,250	$(323,580)	$1,610,541	$(5,627,417)	$2,195,297

The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2024	2023
Cash Flows From Operating Activities:
Net income	$259,924	$20,637
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums and discounts on investment securities, net	6,756	15,826
Amortization of deferred debt issuance costs on term notes payable and convertible senior notes	1,236	1,307
Provision for (reversal of) credit losses on investment securities	251	(119)
Realized and unrealized losses (gains) on investment securities	33,161	(12,851)
Loss on servicing asset	11,845	6,400
Realized and unrealized (gain) loss on interest rate swaps and swaptions	(91,213)	32,684
Unrealized gains on other derivative instruments	(44,006)	(17,055)
Gain on repurchase of term notes payable and convertible senior notes	(226)	(2,201)
Equity based compensation	7,726	7,787
Net change in assets and liabilities:
Increase in accrued interest receivable	(654)	(3,682)
Decrease in deferred income taxes, net	22,017	12,229
(Decrease) increase in accrued interest payable	(56,093)	26,470
Change in other operating assets and liabilities, net	(15,742)	24,003
Net cash provided by operating activities	134,982	111,435
Cash Flows From Investing Activities:
Purchases of available-for-sale securities	(1,024,496)	(3,111,690)
Proceeds from sales of available-for-sale securities	805,405	1,575,796
Principal payments on available-for-sale securities	328,966	318,194
Purchases of mortgage servicing rights, net of purchase price adjustments	(43,425)	(297,273)
Proceeds from sales of mortgage servicing rights	18,181	1,854
Short sales (purchases) of derivative instruments, net	22,040	(338)
Proceeds from sales and settlement (payments for termination and settlement) of derivative instruments, net	177,709	(24,394)
Payments for reverse repurchase agreements	(1,869,168)	(1,306,894)
Proceeds from reverse repurchase agreements	1,803,599	2,084,541
Acquisition of RoundPoint Mortgage Servicing LLC, net of cash acquired	(20,976)	—
Decrease in due to counterparties, net	(271,586)	(269,892)
Net cash used in investing activities	$(73,751)	$(1,030,096)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited), continued
(in thousands)

	Six Months Ended
	June 30,
	2024	2023
Cash Flows From Financing Activities:
Proceeds from repurchase agreements	$24,530,737	$19,769,476
Principal payments on repurchase agreements	(24,116,034)	(19,304,663)
Proceeds from revolving credit facilities	58,500	349,000
Principal payments on revolving credit facilities	(108,400)	(12,410)
Repayment of term notes payable	(295,776)	—
Repurchase of convertible senior notes	(9,675)	(13,169)
Repurchase and retirement of preferred stock	(11,102)	(9,966)
Proceeds from issuance of common stock, net of offering costs	104	177,878
Repurchase of common stock	—	(7,056)
Dividends paid on preferred stock	(23,796)	(24,730)
Dividends paid on common stock	(93,800)	(110,520)
Net cash (used in) provided by financing activities	(69,242)	813,840
Net decrease in cash, cash equivalents and restricted cash	(8,011)	(104,821)
Cash, cash equivalents and restricted cash at beginning of period	794,833	1,126,505
Cash, cash equivalents and restricted cash at end of period	$786,822	$1,021,684
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$357,314	$259,721
Cash paid for taxes, net	$3,607	$2,736
Noncash Activities:
Dividends declared but not paid at end of period	$58,729	$55,675

The accompanying notes are an integral part of these condensed consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
Note 1. Organization and Operations
Two Harbors Investment Corp. is a Maryland corporation founded in 2009 that, through its wholly owned subsidiaries (collectively, the Company), invests in, finances and manages mortgage servicing rights, or MSR, and Agency residential mortgage-backed securities, or Agency RMBS, and, through its operational platform, RoundPoint Mortgage Servicing LLC, or RoundPoint, is one of the largest servicers of conventional loans in the country. Agency refers to a U.S. government sponsored enterprise, or GSE, such as the Federal National Mortgage Association (or Fannie Mae) or the Federal Home Loan Mortgage Corporation (or Freddie Mac), or a U.S. government agency such as the Government National Mortgage Association (or Ginnie Mae). The Company is structured as an internally-managed real estate investment trust, or REIT, and its common stock is listed on the New York Stock Exchange, or NYSE, under the symbol “TWO”.
The Company seeks to leverage its core competencies of understanding and managing interest rate and prepayment risk to invest in its portfolio of MSR and Agency RMBS, with the objective of delivering more stable performance, relative to RMBS portfolios without MSR, across changing market environments. The Company is acutely focused on creating sustainable stockholder value over the long term.
Effective September 30, 2023, one of the Company’s wholly owned subsidiaries, TH MSR Holdings LLC (formerly Matrix Financial Services Corporation), acquired RoundPoint from Freedom Mortgage Corporation, or Freedom, after the completion of customary closing conditions and receiving the required regulatory and GSE approvals. Upon closing, all servicing and origination licenses and operational capabilities remained with RoundPoint, and RoundPoint became a wholly owned subsidiary of TH MSR Holdings. Management believes this acquisition will add value for stakeholders of the Company through cost savings achieved by bringing the servicing of its MSR portfolio in-house, greater control over the Company’s MSR portfolio and the associated cash flows, and the ability to participate more fully in the mortgage finance space as opportunities arise.
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
The condensed consolidated financial statements of the Company include the accounts of all subsidiaries; inter-company accounts and transactions have been eliminated. All trust entities in which the Company holds investments that are considered variable interest entities, or VIEs, for financial reporting purposes were reviewed for consolidation under the applicable consolidation guidance. Whenever the Company has both the power to direct the activities of a trust that most significantly impact the entity’s performance, and the obligation to absorb losses or the right to receive benefits of the entities that could be significant, the Company consolidates the trust. Certain prior period amounts have been reclassified to conform to the current period presentation. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial condition of the Company at June 30, 2024 and results of operations for all periods presented have been made. The results of operations for the three and six months ended June 30, 2024 should not be construed as indicative of the results to be expected for future periods or the full year.

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
Enhancement and Standardization of Climate-Related Disclosures
In March 2024, the Securities and Exchange Commission, or the SEC, issued Release No. 33-11275, its final rule on the enhancement and standardization of climate-related disclosures for investors requiring registrants to provide certain climate-related information in their registration statements and annual reports. The rules require information about a registrant’s climate-related risks that are reasonably likely to have a material impact on its business, results of operations, or financial condition. The required information about climate-related risks will also include disclosure of a registrant’s greenhouse gas emissions. In addition, the rules will require registrants to present certain climate-related financial metrics in their audited financial statements. For large accelerated filers like the Company, the individual requirements will be phased-in with the first phase being effective for the fiscal year beginning January 1, 2025. Disclosures will be required prospectively, with information for prior periods required only to the extent it was previously disclosed in an SEC filing. On April 4, 2024, the SEC voluntarily stayed the final rules pending judicial review. The Company is currently evaluating the impact of these final rules on its consolidated financial statements and disclosures.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
Note 3. Acquisition of RoundPoint Mortgage Servicing LLC
Effective September 30, 2023, the Company acquired RoundPoint from Freedom after the completion of customary closing conditions and receiving the required regulatory and GSE approvals. The provisional purchase price recognized was $44.7 million, with $23.6 million paid upon closing and $21.1 million recognized as a payable to Freedom within the other liabilities line item on the Company’s condensed consolidated balance sheet as of September 30, 2023. The Company performed a provisional allocation of the consideration of $44.7 million to RoundPoint’s assets and liabilities, as set forth below. During the three months ended December 31, 2023, the Company recognized a total of $0.2 million in measurement period adjustments, resulting in a final purchase price of $44.5 million. The remaining payable to Freedom of $20.9 million was paid in January 2024. The allocation of the adjusted purchase price of $44.5 million to RoundPoint’s assets and liabilities is also set forth below. The determination of fair value of assets and liabilities required the use of significant assumptions and estimates. Significant estimates included, but were not limited to, future expected cash flows, including projected revenues and expenses, and discount rates. These estimates were based on assumptions that management believes to be reasonable as well as a third party-prepared valuation analysis; however, actual results may differ from these estimates. The measurement period adjustments made during the three months ended December 31, 2023 are set forth below. No measurement period adjustments were made subsequent to December 31, 2023.

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

As a result of the RoundPoint acquisition, the Company identified intangible assets in the form of mortgage servicing and origination state licenses, insurance state licenses, GSE servicing approvals and trade names. The Company recorded the intangible assets at fair value at the acquisition date and amortizes the value of finite-lived intangibles into expense over the expected useful life. Trade names, with a total acquisition date fair value of $0.2 million, are amortized straight-line over a finite life of six months based on the Company’s determination of the time to change a trade name. The Company determined the licenses and approvals, with a total acquisition date fair value of $0.6 million, have indefinite useful lives and are periodically evaluated for impairment given there are no legal, regulatory, contractual, competitive or economic factors that would limit their useful lives.
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
Acquisition-related costs are expensed in the period incurred and included within the other operating expenses line item in the Company’s condensed consolidated statements of comprehensive income (loss). During the three and six months ended June 30, 2023, the Company recognized $55 thousand and $97 thousand, respectively, of acquisition-related costs. The Company did not recognize any further acquisition-related costs in 2024.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
As discussed above, the acquisition of RoundPoint closed effective September 30, 2023. Accordingly, RoundPoint’s consolidated balance sheet is included within the Company’s consolidated balance sheet as of June 30, 2024. Beginning October 1, 2023, RoundPoint’s results of operations have been consolidated with the Company’s in accordance with U.S. GAAP; inter-company accounts and transactions have been eliminated. The following table presents unaudited pro forma combined revenues and income before income taxes for the three and six months ended June 30, 2024 and 2023 prepared as if the RoundPoint acquisition had been consummated on January 1, 2023.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2024	2023	2024	2023
Revenue (1)	$268,162	$435,572	$698,421	$458,399
Income (loss) before income taxes	$70,537	$211,362	$286,096	$18,627
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
Additionally, in the third quarter of 2022, TH MSR Holdings agreed to engage RoundPoint as a subservicer prior to the closing date and began transferring loans to RoundPoint in the fourth quarter of 2022. As such, prior to the acquisition on September 30, 2023, the Company incurred servicing expenses related to RoundPoint’s subservicing of the Company’s MSR of $8.5 million and $13.7 million, respectively, during the three and six months ended June 30, 2023. These subservicing expenses are included within the servicing costs line item on the Company’s condensed consolidated statements of comprehensive income (loss).

Note 4. Variable Interest Entities
The Company enters into transactions with subsidiary trust entities that are established for limited purposes. One of the Company’s subsidiary trust entities, MSR Issuer Trust, was formed for the purpose of financing MSR through securitization, pursuant to which, through two of the Company’s wholly owned subsidiaries, MSR is pledged to MSR Issuer Trust and in return, MSR Issuer Trust issues term notes to qualified institutional buyers and a variable funding note, or VFN, to one of the subsidiaries, in each case secured on a pari passu basis. The Company has one repurchase facility that is secured by the VFN, which is collateralized by the Company’s MSR. During the three and six months ended June 30, 2024, all outstanding term notes previously issued by MSR Issuer Trust matured and were repaid.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
The following table presents a summary of the assets and liabilities of all consolidated trusts as reported on the condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023:

(in thousands)	June 30, 2024	December 31, 2023
Note receivable (1)	$—	$399,317
Restricted cash	43,158	45,642
Accrued interest receivable (1)	—	551
Other assets	103,056	79,749
Total Assets	$146,214	$525,259
Term notes payable	$—	$399,317
Revolving credit facilities	59,300	34,300
Accrued interest payable	420	816
Other liabilities	42,738	45,377
Total Liabilities	$102,458	$479,810
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

Note 5. Available-for-Sale Securities, at Fair Value
The Company holds both Agency and non-Agency AFS investment securities which are carried at fair value on the condensed consolidated balance sheets. The following table presents the Company’s AFS investment securities by collateral type as of June 30, 2024 and December 31, 2023:

(in thousands)	June 30, 2024	December 31, 2023
Agency:
Federal National Mortgage Association	$4,997,665	$5,467,684
Federal Home Loan Mortgage Corporation	2,970,881	2,790,662
Government National Mortgage Association	57,467	64,653
Non-Agency	3,942	4,150
Total available-for-sale securities	$8,029,955	$8,327,149

At June 30, 2024 and December 31, 2023, the Company pledged AFS securities with a carrying value of $8.0 billion and $8.1 billion, respectively, as collateral for repurchase agreements. See Note 12 - Repurchase Agreements.
At June 30, 2024 and December 31, 2023, the Company did not have any securities purchased from and financed with the same counterparty that did not meet the conditions of ASC 860, Transfers and Servicing, to be considered linked transactions and, therefore, classified as derivatives.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
The Company is not required to consolidate VIEs for which it has concluded it does not have both the power to direct the activities of the VIEs that most significantly impact the entities’ performance, and the obligation to absorb losses or the right to receive benefits of the entities that could be significant. The Company’s investments in these unconsolidated VIEs include all non-Agency securities, which are classified within available-for-sale securities, at fair value on the condensed consolidated balance sheets. As of June 30, 2024 and December 31, 2023, the carrying value, which also represents the maximum exposure to loss, of all non-Agency securities in unconsolidated VIEs was $3.9 million and $4.2 million, respectively.
The following tables present the amortized cost and carrying value of AFS securities by collateral type as of June 30, 2024 and December 31, 2023:

	June 30, 2024
(in thousands)	Principal/ Current Face	Un-amortized Premium	Accretable Purchase Discount	Amortized Cost	Allowance for Credit Losses	Unrealized Gain	Unrealized Loss	Carrying Value
Agency:
Principal and interest	$8,242,827	$155,876	$(74,444)	$8,324,259	$—	$3,898	$(325,434)	$8,002,723
Interest-only	548,000	30,534	—	30,534	(2,893)	416	(4,767)	23,290
Total Agency	8,790,827	186,410	(74,444)	8,354,793	(2,893)	4,314	(330,201)	8,026,013
Non-Agency	533,287	3,965	(18)	4,553	(447)	190	(354)	3,942
Total	$9,324,114	$190,375	$(74,462)	$8,359,346	$(3,340)	$4,504	$(330,555)	$8,029,955

	December 31, 2023
(in thousands)	Principal/ Current Face	Un-amortized Premium	Accretable Purchase Discount	Amortized Cost	Allowance for Credit Losses	Unrealized Gain	Unrealized Loss	Carrying Value
Agency:
Principal and interest	$8,421,733	$155,171	$(130,932)	$8,445,972	$—	$22,677	$(196,748)	$8,271,901
Interest-only	840,723	58,567	—	58,567	(3,619)	907	(4,757)	51,098
Total Agency	9,262,456	213,738	(130,932)	8,504,539	(3,619)	23,584	(201,505)	8,322,999
Non-Agency	569,897	4,199	(19)	4,844	(324)	173	(543)	4,150
Total	$9,832,353	$217,937	$(130,951)	$8,509,383	$(3,943)	$23,757	$(202,048)	$8,327,149

The following table presents the Company’s AFS securities according to their estimated weighted average life classifications as of June 30, 2024:

	June 30, 2024
(in thousands)	Agency	Non-Agency	Total
< 1 year	$219	$—	$219
≥ 1 and < 3 years	14,010	—	14,010
≥ 3 and < 5 years	240,968	—	240,968
≥ 5 and < 10 years	7,770,816	3,632	7,774,448
≥ 10 years	—	310	310
Total	$8,026,013	$3,942	$8,029,955

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
Measurement of Allowances for Credit Losses on AFS Securities
The Company uses a discounted cash flow method to estimate and recognize an allowance for credit losses on both Agency and non-Agency AFS securities that are not accounted for under the fair value option. The following tables present the changes for the three and six months ended June 30, 2024 and 2023 in the allowance for credit losses on Agency and non-Agency AFS securities:

	Three Months Ended			Six Months Ended
	June 30, 2024			June 30, 2024
(in thousands)	Agency	Non-Agency	Total	Agency	Non-Agency	Total
Allowance for credit losses at beginning of period	$(3,217)	$(390)	$(3,607)	$(3,619)	$(324)	$(3,943)
Additions on securities for which credit losses were not previously recorded	(3)	(12)	(15)	(40)	(29)	(69)
Decrease (increase) on securities with previously recorded credit losses	(100)	(56)	(156)	(76)	(106)	(182)
Write-offs	427	11	438	842	12	854
Allowance for credit losses at end of period	$(2,893)	$(447)	$(3,340)	$(2,893)	$(447)	$(3,340)

	Three Months Ended			Six Months Ended
	June 30, 2023			June 30, 2023
(in thousands)	Agency	Non-Agency	Total	Agency	Non-Agency	Total
Allowance for credit losses at beginning of period	$(5,274)	$(648)	$(5,922)	$(6,785)	$(173)	$(6,958)
Additions on securities for which credit losses were not previously recorded	(9)	(40)	(49)	(9)	(358)	(367)
(Increase) decrease on securities with previously recorded credit losses	(389)	415	26	438	48	486
Write-offs	585	—	585	1,269	210	1,479
Allowance for credit losses at end of period	$(5,087)	$(273)	$(5,360)	$(5,087)	$(273)	$(5,360)

The following tables present the components comprising the carrying value of AFS securities for which an allowance for credit losses has not been recorded by length of time that the securities had an unrealized loss position as of June 30, 2024 and December 31, 2023. At June 30, 2024 and December 31, 2023, the Company held 643 and 646 AFS securities, respectively; of the securities for which an allowance for credit losses has not been recorded, 75 and 477 were in an unrealized loss position for less than twelve consecutive months and 454 and 0 were in an unrealized loss position for more than twelve consecutive months, respectively.

	June 30, 2024
	Unrealized Loss Position for
	Less than 12 Months		12 Months or More		Total
(in thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Agency	$2,002,207	$(24,949)	$5,439,816	$(303,172)	$7,442,023	$(328,121)
Non-Agency	273	(36)	—	—	273	(36)
Total	$2,002,480	$(24,985)	$5,439,816	$(303,172)	$7,442,296	$(328,157)

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

Gross Realized Gains and Losses
Gains and losses from the sale of AFS securities are recorded as realized gains (losses) within (loss) gain on investment securities in the Company’s condensed consolidated statements of comprehensive income (loss). The following table presents details around sales of AFS securities during the three and six months ended June 30, 2024 and 2023:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2024	2023	2024	2023
Proceeds from sales of available-for-sale securities	$472,323	$215,054	$805,405	$1,575,796
Amortized cost of available-for-sale securities sold	(494,316)	(218,383)	(837,561)	(1,611,867)
Total realized losses on sales, net	$(21,993)	$(3,329)	$(32,156)	$(36,071)

Gross realized gains	$627	$—	$627	$14,070
Gross realized losses	(22,620)	(3,329)	(32,783)	(50,141)
Total realized losses on sales, net	$(21,993)	$(3,329)	$(32,156)	$(36,071)

Note 6. Servicing Activities
Mortgage Servicing Rights, at Fair Value
One of the Company’s wholly owned subsidiaries, TH MSR Holdings, has approvals from Fannie Mae and Freddie Mac to own and manage MSR, which represent the right to control the servicing of residential mortgage loans. TH MSR Holdings acquires MSR from third-party originators through flow and bulk purchases, as well as through the recapture of MSR on loans in its MSR portfolio that refinance. TH MSR Holdings does not directly service mortgage loans; instead, it engages its wholly owned subsidiary, RoundPoint, to handle substantially all servicing functions in the name of the subservicer for the mortgage loans underlying the Company’s MSR. RoundPoint also services mortgage loans underlying MSR owned by third parties. RoundPoint has approvals from Fannie Mae and Freddie Mac to service residential mortgage loans.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
The following table summarizes activity related to the Company’s MSR portfolio for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2024	2023	2024	2023
Balance at beginning of period	$3,084,879	$3,072,445	$3,052,016	$2,984,937
Purchases of mortgage servicing rights	3,801	180,632	44,136	298,973
Sales of mortgage servicing rights	—	—	(12,871)	(2,693)
Changes in fair value due to:
Changes in valuation inputs or assumptions used in the valuation model (1)	40,173	82,196	94,603	102,617
Other changes in fair value (2)	(62,990)	(60,517)	(111,758)	(108,178)
Other changes (3)	(448)	(800)	(711)	(1,700)
Balance at end of period (4)	$3,065,415	$3,273,956	$3,065,415	$3,273,956
____________________
(1)Includes the impact of acquiring MSR at a cost different from fair value.
(2)Primarily represents changes due to the realization of cash flows.
(3)Includes purchase price adjustments, contractual prepayment protection, and changes due to the Company’s purchase of the underlying collateral.
(4)Based on the prior month-end’s principal balance of the loans underlying the Company’s MSR, increased for current month purchases.

At June 30, 2024, the Company pledged MSR with a carrying value of $3.1 billion as collateral for repurchase agreements and revolving credit facilities. See Note 12 - Repurchase Agreements and Note 13 - Revolving Credit Facilities. At December 31, 2023, the Company pledged MSR with a carrying value of $3.0 billion as collateral for repurchase agreements, revolving credit facilities and term notes payable. See Note 12 - Repurchase Agreements, Note 13 - Revolving Credit Facilities and Note 14 - Term Notes Payable.
As of June 30, 2024 and December 31, 2023, the key economic assumptions and sensitivity of the fair value of MSR to immediate 10% and 20% adverse changes in these assumptions were as follows:

(dollars in thousands, except per loan data)	June 30, 2024	December 31, 2023
Weighted average prepayment speed:	6.3%	6.2%
Impact on fair value of 10% adverse change	$(78,337)	$(74,042)
Impact on fair value of 20% adverse change	$(153,700)	$(146,237)
Weighted average delinquency:	1.0%	0.9%
Impact on fair value of 10% adverse change	$(4,537)	$(4,654)
Impact on fair value of 20% adverse change	$(13,580)	$(12,376)
Weighted average option-adjusted spread:	5.4%	5.3%
Impact on fair value of 10% adverse change	$(69,324)	$(59,285)
Impact on fair value of 20% adverse change	$(137,882)	$(119,776)
Weighted average per loan annual cost to service:	$69.25	$68.27
Impact on fair value of 10% adverse change	$(27,022)	$(24,111)
Impact on fair value of 20% adverse change	$(54,319)	$(48,985)

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
Risk Mitigation Activities
The primary risks associated with the Company’s MSR are changes in interest rates, mortgage spreads and prepayments. The Company economically hedges interest rate and mortgage spread risk primarily with its Agency RMBS portfolio. Prepayment risk is carefully monitored and partially mitigated through the Company’s ability to retain the MSR, in certain circumstances, through recapture if the underlying loan is refinanced.
Mortgage Servicing Income
The following table presents the components of servicing income recorded on the Company’s condensed consolidated statements of comprehensive income (loss) for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2024	2023	2024	2023
Servicing fee income	$139,361	$144,370	$273,681	$273,607
Ancillary and other fee income	4,435	1,391	8,292	1,760
Float income	32,219	29,462	60,375	53,176
Total	$176,015	$175,223	$342,348	$328,543

Mortgage Servicing Advances
As the servicer of record for the MSR assets, the Company may be required to advance principal and interest payments to security holders, and intermittent tax and insurance payments to local authorities and insurance companies on mortgage loans that are in forbearance, delinquency or default. The Company is responsible for funding these advances, potentially for an extended period of time, before receiving reimbursement from Fannie Mae and Freddie Mac. Servicing advances are priority cash flows in the event of a loan principal reduction or foreclosure and ultimate liquidation of the real estate-owned property, thus making their collection reasonably assured. These servicing advances totaled $104.4 million and $143.2 million and were included in other assets on the condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023, respectively. At June 30, 2024 and December 31, 2023, mortgage loans in 60+ day delinquent status (whether or not subject to forbearance) accounted for approximately 0.7% and 0.7%, respectively, of the aggregate principal balance of loans for which the Company had servicing advance funding obligations.
The Company has one revolving credit facility to finance its servicing advance obligations. At June 30, 2024 and December 31, 2023, the Company had pledged servicing advances with a carrying value of $103.1 million and $79.7 million, respectively, as collateral for this revolving credit facility. See Note 13 - Revolving Credit Facilities.

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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
The following table presents the Company’s restricted cash balances as of June 30, 2024 and December 31, 2023:

(in thousands)	June 30, 2024	December 31, 2023
Restricted cash balances held by trading counterparties:
For securities trading activity	$450	$450
For derivatives trading activity	12,391	1,669
For servicing activities	50,687	50,345
As restricted collateral for borrowings	99,031	12,575
Total restricted cash balances held by trading counterparties	162,559	65,039
Restricted cash balance pursuant to letter of credit on office lease	64	62
Total	$162,623	$65,101

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the Company’s condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023 that sum to the total of the same such amounts shown in the statements of cash flows:

(in thousands)	June 30, 2024	December 31, 2023
Cash and cash equivalents	$624,199	$729,732
Restricted cash	162,623	65,101
Total cash, cash equivalents and restricted cash	$786,822	$794,833

Note 8. Derivative Instruments and Hedging Activities
The Company enters into a variety of derivative and non-derivative instruments in connection with its risk management activities. The primary objective for executing these derivative and non-derivative instruments is to mitigate the Company’s economic exposure to future events that are outside its control, principally cash flow volatility associated with interest rate risk (including associated prepayment risk). Specifically, the Company enters into derivative and non-derivative instruments to economically hedge interest rate risk or “duration mismatch (or gap)” by adjusting the duration of its floating-rate borrowings into fixed-rate borrowings to more closely match the duration of its assets. This particularly applies to floating-rate borrowing agreements with maturities or interest rate resets of less than six months. Typically, the interest receivable terms (e.g., Overnight Index Swap Rate, or OIS, or Secured Overnight Financing Rate, or SOFR) of certain derivatives match the terms of the underlying debt, resulting in an effective conversion of the rate of the related borrowing agreement from floating to fixed. The objective is to manage the cash flows associated with current and anticipated interest payments on borrowings, as well as the ability to roll or refinance borrowings at the desired amount by adjusting the duration.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
Balance Sheet Presentation
In accordance with ASC 815, the Company records derivative financial instruments on its condensed consolidated balance sheets as assets or liabilities at fair value. Changes in fair value are accounted for depending on the use of the derivative instruments and whether they are designated or qualify as hedge instruments. Due to the volatility of the interest rate and credit markets and difficulty in effectively matching pricing or cash flows, the Company has not designated any current derivatives as hedging instruments.
The following tables present the gross fair value and notional amounts of the Company’s derivative financial instruments treated as trading derivatives as of June 30, 2024 and December 31, 2023:

	June 30, 2024
	Derivative Assets		Derivative Liabilities
(in thousands)	Fair Value	Notional	Fair Value	Notional
Inverse interest-only securities	$9,424	$149,152	$—	$—
Interest rate swap agreements	—	11,739,471	—	—
Swaptions, net	—	—	—	—
TBAs	4,095	26,000	(14,264)	4,957,000
Futures, net	—	—	—	(6,308,900)
Total	$13,519	$11,914,623	$(14,264)	$(1,351,900)

	December 31, 2023
	Derivative Assets		Derivative Liabilities
(in thousands)	Fair Value	Notional	Fair Value	Notional
Inverse interest-only securities	$12,292	$163,735	$—	$—
Interest rate swap agreements	—	—	—	17,788,114
Swaptions, net	19	(200,000)	—	—
TBAs	72,980	2,979,000	(21,506)	518,000
Futures, net	—	—	—	(6,203,050)
Total	$85,291	$2,942,735	$(21,506)	$12,103,064

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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
The following table summarizes the location and amount of gains and losses on derivative instruments reported in the condensed consolidated statements of comprehensive income (loss):

Derivative Instruments	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		Three Months Ended		Six Months Ended
(in thousands)		June 30,		June 30,
		2024	2023	2024	2023
Interest rate risk management:
TBAs	(Loss) gain on other derivative instruments	$(27,331)	$(77,083)	$(86,511)	$(94,247)
Futures	(Loss) gain on other derivative instruments	26,678	126,923	135,614	(13,164)
Options on futures	(Loss) gain on other derivative instruments	—	—	(127)	—
Interest rate swaps - Payers	Gain (loss) on interest rate swap and swaption agreements	24,508	123,602	218,938	51,842
Interest rate swaps - Receivers	Gain (loss) on interest rate swap and swaption agreements	(2,496)	(67,291)	(98,447)	(77,659)
Swaptions	Gain (loss) on interest rate swap and swaption agreements	—	222	31	196
Non-risk management:
Inverse interest-only securities	(Loss) gain on other derivative instruments	(97)	(2,679)	(2,127)	(1,199)
Total		$21,262	$103,694	$167,371	$(134,231)

For the three and six months ended June 30, 2024, the Company recognized income of $15.0 million and $29.3 million, respectively, for the accrual and/or settlement of the net interest spread associated with its interest rate swaps. The income results from receiving either a floating interest rate (OIS or SOFR) or a fixed interest rate and paying either a fixed interest rate or a floating interest rate (OIS or SOFR) on an average $11.4 billion and $13.3 billion notional, respectively. For the three and six months ended June 30, 2023, the Company recognized income of $3.5 million and $7.1 million respectively, for the accrual and/or settlement of the net interest spread associated with its interest rate swaps. The income results from receiving either a floating interest rate (OIS or SOFR) or a fixed interest rate and paying either a fixed interest rate or a floating interest rate (OIS or SOFR) on an average $8.5 billion and $5.9 billion notional, respectively.
The following tables present information with respect to the volume of activity in the Company’s derivative instruments during the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30, 2024
(in thousands)	Beginning of Period Notional Amount	Additions	Settlement, Termination, Expiration or Exercise	End of Period Notional Amount	Average Notional Amount	Realized Gain (Loss), net (1)
Inverse interest-only securities	$156,527	$—	$(7,375)	$149,152	$153,200	$—
Interest rate swap agreements	9,822,112	7,225,213	(5,307,854)	11,739,471	11,368,537	2,388
Swaptions, net	—	—	—	—	—	—
TBAs, net	3,450,000	15,858,000	(14,325,000)	4,983,000	4,294,758	(5,678)
Futures, net	(5,638,800)	(8,076,000)	7,405,900	(6,308,900)	(6,270,550)	36,339
Total	$7,789,839	$15,007,213	$(12,234,329)	$10,562,723	$9,545,945	$33,049

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

	Three Months Ended June 30, 2023
(in thousands)	Beginning of Period Notional Amount	Additions	Settlement, Termination, Expiration or Exercise	End of Period Notional Amount	Average Notional Amount	Realized Gain (Loss), net (1)
Inverse interest-only securities	$188,085	$—	$(8,543)	$179,542	$184,122	$—
Interest rate swap agreements	8,404,872	572,842	—	8,977,714	8,493,858	—
Swaptions, net	(200,000)	—	—	(200,000)	(200,000)	—
TBAs, net	3,718,000	11,120,000	(11,787,000)	3,051,000	3,411,198	(17,375)
Futures, net	(6,945,550)	(8,967,800)	9,288,800	(6,624,550)	(6,465,800)	(20,101)
Total	$5,165,407	$2,725,042	$(2,506,743)	$5,383,706	$5,423,378	$(37,476)

	Six Months Ended June 30, 2024
(in thousands)	Beginning of Period Notional Amount	Additions	Settlement, Termination, Expiration or Exercise	End of Period Notional Amount	Average Notional Amount	Realized Gain (Loss), net (1)
Inverse interest-only securities	$163,735	$—	$(14,583)	$149,152	$156,846	$—
Interest rate swap agreements	17,788,114	13,792,275	(19,840,918)	11,739,471	13,252,491	16,376
Swaptions, net	(200,000)	(500,000)	700,000	—	(116,484)	(98)
TBAs, net	3,497,000	28,031,000	(26,545,000)	4,983,000	3,666,253	(24,868)
Futures, net	(6,203,050)	(15,814,100)	15,708,250	(6,308,900)	(6,423,600)	27,625
Options on futures, net	—	—	—	—	—	(127)
Total	$15,045,799	$25,509,175	$(29,992,251)	$10,562,723	$10,535,506	$18,908

	Six Months Ended June 30, 2023
(in thousands)	Beginning of Period Notional Amount	Additions	Settlement, Termination, Expiration or Exercise	End of Period Notional Amount	Average Notional Amount	Realized Gain (Loss), net (1)
Inverse interest-only securities	$196,456	$—	$(16,914)	$179,542	$188,401	$—
Interest rate swap agreements	—	10,565,783	(1,588,069)	8,977,714	5,860,046	(18,580)
Swaptions, net	—	(200,000)	—	(200,000)	(129,282)	—
TBAs, net	3,826,000	25,786,000	(26,561,000)	3,051,000	3,740,503	(105,858)
Futures, net	(18,285,452)	(22,001,850)	33,662,752	(6,624,550)	(10,975,000)	(19,970)
Total	$(14,262,996)	$14,149,933	$5,496,769	$5,383,706	$(1,315,332)	$(144,408)
____________________
(1)Excludes net interest paid or received in full settlement of the net interest spread liability.

Cash flow activity related to derivative instruments is reflected within the operating activities and investing activities sections of the condensed consolidated statements of cash flows. Realized gains and losses and derivative fair value adjustments are reflected within the realized and unrealized (gain) loss on interest rate swaps and swaptions and unrealized gains on other derivative instruments line items within the operating activities section of the condensed consolidated statements of cash flows. The remaining cash flow activity related to derivative instruments is reflected within the short sales (purchases) of derivative instruments, net; proceeds from sales and settlement (payments for termination and settlement) of derivative instruments, net; and decrease in due to counterparties, net line items within the investing activities section of the condensed consolidated statements of cash flows.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
Interest Rate Sensitive Assets/Liabilities
The Company’s Agency RMBS portfolio is generally subject to change in value when interest rates or prepayment speeds decrease or increase, depending on the type of investment. Periods of rising interest rates with corresponding decreasing prepayment speeds generally result in a decline in the value of the Company’s fixed-rate Agency principal and interest (P&I) RMBS. The impact of this effect on the Company’s fixed-rate Agency P&I RMBS portfolio is partially mitigated by the presence of fixed-rate interest-only Agency RMBS, which generally increase in value when prepayment speeds decrease and MSR, which generally increase in value when prepayment speeds decrease and interest rates increase. As of June 30, 2024 and December 31, 2023, the Company had $16.8 million and $41.9 million, respectively, of interest-only securities, and $3.1 billion and $3.1 billion, respectively, of MSR. Interest-only securities are included in AFS securities, at fair value, in the condensed consolidated balance sheets.
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
The Company may hold both long and short notional TBA positions, which are disclosed on a gross basis according to the unrealized gain or loss position of each TBA contract regardless of long or short notional position. The following tables present the notional amount, cost basis, market value and carrying value (which approximates fair value) of the Company’s TBA positions as of June 30, 2024 and December 31, 2023:

	June 30, 2024
				Net Carrying Value (4)
(in thousands)	Notional Amount (1)	Cost Basis (2)	Market Value (3)	Derivative Assets	Derivative Liabilities
Purchase contracts	$5,780,000	$5,707,814	$5,693,895	$345	$(14,264)
Sale contracts	(797,000)	(757,052)	(753,302)	3,750	—
TBAs, net	$4,983,000	$4,950,762	$4,940,593	$4,095	$(14,264)

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

Futures. The Company may use a variety of types of futures independently, or in conjunction with other derivative and non-derivative instruments, in order to mitigate risks. The following table summarizes certain characteristics of the Company’s futures as of June 30, 2024 and December 31, 2023:

(dollars in thousands)	June 30, 2024			December 31, 2023
Type & Maturity	Notional Amount	Carrying Value	Weighted Average Months to Expiration	Notional Amount	Carrying Value	Weighted Average Months to Expiration
U.S. Treasury futures - 2 year	$(2,249,200)	$—	3.03	$(549,600)	$—	2.89
U.S. Treasury futures - 5 year	(1,375,300)	—	3.03	(1,876,700)	—	2.89
U.S. Treasury futures - 10 year	(1,557,500)	—	2.66	(983,300)	—	2.60
U.S. Treasury futures - 20 year	173,600	—	2.66	(388,200)	—	2.89
Eris SOFR swap futures - 10 year	(30,000)	—	122.63	—	—	—
SOFR futures
≤ 1 year	(1,083,000)	—	5.71	(1,842,750)	—	6.05
> 1 and ≤ 2 years	(187,500)	—	14.56	(562,500)	—	17.56
Total futures	$(6,308,900)	$—	4.23	$(6,203,050)	$—	5.10

Interest Rate Swap Agreements. The Company may use interest rate swaps independently, or in conjunction with other derivative and non-derivative instruments, in order to mitigate risks. As of June 30, 2024 and December 31, 2023, the Company held the following interest rate swaps that were utilized as economic hedges of interest rate exposure (or duration) whereby the Company receives interest at a floating interest rate (OIS or SOFR):

(notional in thousands)
June 30, 2024
Swaps Maturities	Notional Amount (1)	Weighted Average Fixed Pay Rate (2)	Weighted Average Receive Rate	Weighted Average Maturity (Years) (2)
≤ 1 year	$2,647,671	4.730%	5.330%	0.71
> 1 and ≤ 3 years	2,761,979	4.273%	5.330%	1.61
> 3 and ≤ 5 years	2,474,798	3.546%	5.330%	3.53
> 5 and ≤ 7 years	173,000	—%	—%	0.00
> 7 and ≤ 10 years	1,163,110	3.693%	5.330%	8.95
> 10 years	559,771	3.825%	5.330%	15.04
Total	$9,780,329	4.238%	5.330%	3.34

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

(notional in thousands)
December 31, 2023
Swaps Maturities	Notional Amount (1)	Weighted Average Fixed Pay Rate (2)	Weighted Average Receive Rate	Weighted Average Maturity (Years) (2)
≤ 1 year	$—	—%	—%	0.00
> 1 and ≤ 3 years	6,796,772	4.551%	5.380%	1.44
> 3 and ≤ 5 years	2,040,444	3.800%	5.380%	4.07
> 5 and ≤ 7 years	697,800	4.282%	5.380%	6.67
> 7 and ≤ 10 years	2,125,830	3.606%	5.380%	9.32
> 10 years	466,637	3.753%	5.380%	14.57
Total	$12,127,483	4.245%	5.380%	3.87
____________________
(1)Notional amount includes $1.9 billion and $1.1 billion in forward starting interest rate swaps as of June 30, 2024 and December 31, 2023, respectively.
(2)Weighted averages exclude forward starting interest rate swaps. As of June 30, 2024 and December 31, 2023, forward starting interest rate swap payers had a weighted average fixed pay rate of 4.0% and 4.0% and weighted average maturities of 5.4 and 6.4 years, respectively.

Additionally, as of June 30, 2024 and December 31, 2023, the Company held the following interest rate swaps that were utilized as economic hedges of interest rate exposure (or duration) risk whereby the Company pays interest at a floating interest rate (OIS or SOFR):

(notional in thousands)
June 30, 2024
Swaps Maturities	Notional Amount (1)	Weighted Average Pay Rate	Weighted Average Fixed Receive Rate (2)	Weighted Average Maturity (Years) (2)
≤ 1 year	$786,641	5.330%	4.025%	0.72
> 1 and ≤ 3 years	651,875	—%	—%	0.00
> 3 and ≤ 5 years	260,000	5.330%	3.328%	3.25
> 5 and ≤ 7 years	—	—%	—%	0.00
> 7 and ≤ 10 years	—	—%	—%	0.00
> 10 years	260,626	5.330%	3.444%	19.51
Total	$1,959,142	5.330%	3.770%	4.97

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)

(notional in thousands)
December 31, 2023
Swaps Maturities	Notional Amount (1)	Weighted Average Pay Rate	Weighted Average Fixed Receive Rate (2)	Weighted Average Maturity (Years) (2)
≤ 1 year	$—	—%	—%	0.00
> 1 and ≤ 3 years	2,470,819	5.380%	4.204%	1.36
> 3 and ≤ 5 years	780,000	5.380%	3.845%	1.36
> 5 and ≤ 7 years	988,026	5.380%	4.023%	4.03
> 7 and ≤ 10 years	1,161,160	5.380%	4.013%	9.57
> 10 years	260,626	5.380%	3.444%	20.01
Total	$5,660,631	5.380%	4.052%	5.00
____________________
(1)Notional amount includes $651.9 million and $645.2 million in forward starting interest rate swaps as of June 30, 2024 and December 31, 2023, respectively.
(2)Weighted averages exclude forward starting interest rate swaps. As of June 30, 2024 and December 31, 2023, forward starting interest rate swap receivers had a weighted average fixed receive rate of 4.5% and 4.4% and weighted average maturities of 2.0 and 2.0 years, respectively.

Interest Rate Swaptions. The Company may use interest rate swaptions (which provide the option to enter into interest rate swap agreements for a predetermined notional amount, stated term and pay and receive interest rates in the future) independently, or in conjunction with other derivative and non-derivative instruments, in order to mitigate risks. The Company did not hold any interest rate swaptions as of June 30, 2024. As of December 31, 2023, the Company had the following outstanding interest rate swaptions:

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
Derivative financial instruments contain an element of credit risk if counterparties are unable to meet the terms of the agreements. Credit risk associated with derivative financial instruments is measured as the net replacement cost should the counterparties that owe the Company under such contracts completely fail to perform under the terms of these contracts, assuming there are no recoveries of underlying collateral, as measured by the market value of the derivative financial instruments. As of June 30, 2024, the fair value of derivative financial instruments as an asset and liability position was $13.5 million and $14.3 million, respectively.

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

Note 9. Reverse Repurchase Agreements
As of June 30, 2024 and December 31, 2023, the Company had $336.3 million and $286.1 million in amounts due to counterparties as collateral for reverse repurchase agreements that could be pledged, delivered or otherwise used, with a fair value of $349.7 million and $284.1 million, respectively.

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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
The following tables present information about the Company’s assets and liabilities that are subject to master netting arrangements or similar agreements and can potentially be offset on the Company’s condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023:

	June 30, 2024
				Gross Amounts Not Offset with Financial Assets (Liabilities) in the Balance Sheets (1)
(in thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Balance Sheets	Net Amounts of Assets (Liabilities) Presented in the Balance Sheets	Financial Instruments	Cash Collateral (Received) Pledged	Net Amount
Assets:
Derivative assets	$149,555	$(136,036)	$13,519	$(13,519)	$—	$—
Reverse repurchase agreements	349,660	—	349,660	—	(336,302)	13,358
Total Assets	$499,215	$(136,036)	$363,179	$(13,519)	$(336,302)	$13,358
Liabilities:
Repurchase agreements	$(8,434,910)	$—	$(8,434,910)	$8,434,910	$—	$—
Derivative liabilities	(150,300)	136,036	(14,264)	13,519	—	(745)
Total Liabilities	$(8,585,210)	$136,036	$(8,449,174)	$8,448,429	$—	$(745)

	December 31, 2023
				Gross Amounts Not Offset with Financial Assets (Liabilities) in the Balance Sheets (1)
(in thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Balance Sheets	Net Amounts of Assets (Liabilities) Presented in the Balance Sheets	Financial Instruments	Cash Collateral (Received) Pledged	Net Amount
Assets:
Derivative assets	$228,227	$(142,936)	$85,291	$(21,506)	$—	$63,785
Reverse repurchase agreements	284,091	—	284,091	—	(284,091)	—
Total Assets	$512,318	$(142,936)	$369,382	$(21,506)	$(284,091)	$63,785
Liabilities:
Repurchase agreements	$(8,020,207)	$—	$(8,020,207)	$8,020,207	$—	$—
Derivative liabilities	(164,442)	142,936	(21,506)	21,506	—	—
Total Liabilities	$(8,184,649)	$142,936	$(8,041,713)	$8,041,713	$—	$—
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
The Company classified 99.95% and 0.05% of its AFS securities as Level 2 and Level 3 fair value assets, respectively, at June 30, 2024.
Mortgage servicing rights. The Company holds a portfolio of MSR that are carried at fair value on the condensed consolidated balance sheets. The Company determines fair value of its MSR based on prices obtained from third-party pricing vendors. Although MSR transactions may be observable in the marketplace, the details of those transactions are not necessarily reflective of the value of the Company’s MSR portfolio. Third-party vendors use both observable market data and unobservable market data (including forecasted prepayment speeds, OAS and cost to service) as inputs into models, which help to inform their best estimates of fair value market price. As a result, the Company classified 100% of its MSR as Level 3 fair value assets at June 30, 2024.
Derivative instruments. The Company may enter into a variety of derivative financial instruments as part of its hedging strategies. The Company principally executes over-the-counter, or OTC, derivative contracts, such as interest rate swaps and swaptions. The Company utilizes third-party brokers to value its financial derivative instruments. The Company classified 100% of its interest rate swaps reported at fair value as Level 2 at June 30, 2024. The Company did not hold any interest rate swaptions at June 30, 2024.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
The Company may also enter into certain other derivative financial instruments, such as inverse interest-only securities, TBAs, futures and options on futures. The Company utilizes third-party pricing vendors to value inverse interest-only securities, as these instruments are similar in form to the Company’s AFS securities. The Company classified 100% of its inverse interest-only securities at fair value as Level 2 at June 30, 2024. TBAs, futures and options on futures are considered to be active markets such that participants transact with sufficient frequency and volume to provide transparent pricing information for identical instruments. The Company utilizes third-party pricing vendors to value TBAs, futures and options on futures. The Company reported 100% of its TBAs and futures as Level 1 as of June 30, 2024. The Company did not hold any options on futures at June 30, 2024.
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

	Recurring Fair Value Measurements
	June 30, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	$—	$8,026,013	$3,942	$8,029,955
Mortgage servicing rights	—	—	3,065,415	3,065,415
Derivative assets	4,095	9,424	—	13,519
Total assets	$4,095	$8,035,437	$3,069,357	$11,108,889
Liabilities:
Derivative liabilities	$14,264	$—	$—	$14,264
Total liabilities	$14,264	$—	$—	$14,264

	Recurring Fair Value Measurements
	December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	$—	$8,322,999	$4,150	$8,327,149
Mortgage servicing rights	—	—	3,052,016	3,052,016
Derivative assets	72,980	12,311	—	85,291
Total assets	$72,980	$8,335,310	$3,056,166	$11,464,456
Liabilities:
Derivative liabilities	$21,506	$—	$—	$21,506
Total liabilities	$21,506	$—	$—	$21,506

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
The Company may be required to measure certain assets or liabilities at fair value from time to time. These periodic fair value measures typically result from application of certain impairment measures under U.S. GAAP. These items would constitute nonrecurring fair value measures under ASC 820. As of June 30, 2024, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis in the periods presented.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
The following table presents the reconciliation for the Company’s Level 3 assets measured at fair value on a recurring basis:

	Three Months Ended				Six Months Ended
	June 30, 2024				June 30, 2024
(in thousands)	Available-For-Sale Securities		Mortgage Servicing Rights		Available-For-Sale Securities		Mortgage Servicing Rights
Beginning of period level 3 fair value	$3,953		$3,084,879		$4,150		$3,052,016
Gains (losses) included in net income:
Realized	(136)		(63,030)		(291)		(106,448)
Unrealized	—	(1)	40,173	(2)	—	(1)	94,603	(2)
Reversal of provision for credit losses	(46)		—		(111)		—
Net gains (losses) included in net income	(182)		(22,857)		(402)		(11,845)
Other comprehensive income	171		—		194		—
Purchases	—		3,801		—		44,136
Sales	—		40		—		(18,181)
Settlements	—		(448)		—		(711)
Gross transfers into level 3	—		—		—		—
Gross transfers out of level 3	—		—		—		—
End of period level 3 fair value	$3,942		$3,065,415		$3,942		$3,065,415
Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$—	(3)	$39,663	(4)	$—	(3)	$100,110	(4)
Change in unrealized gains or losses for the period included in other comprehensive loss for assets held at the end of the reporting period	$171		$—		$194		$—
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

No transfers between Level 1, Level 2 or Level 3 were made during the three and six months ended June 30, 2024 and 2023. Transfers between Levels are deemed to take place on the first day of the reporting period in which the transfer has taken place.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
The Company also used multiple third-party pricing vendors in the fair value measurement of its Level 3 MSR. The tables below present information about the significant unobservable market data used by the third-party pricing vendors as inputs into models utilized to inform their best estimates of the fair value measurement of the Company’s MSR classified as Level 3 fair value assets at June 30, 2024 and December 31, 2023:

June 30, 2024
Valuation Technique	Unobservable Input	Range			Weighted Average (1)
Discounted cash flow	Constant prepayment speed	5.7%	-	7.0%	6.3%
	Option-adjusted spread	5.2%	-	8.7%	5.4%
	Per loan annual cost to service	$68.68	-	$82.31	$69.25

December 31, 2023
Valuation Technique	Unobservable Input	Range			Weighted Average (1)
Discounted cash flow	Constant prepayment speed	5.0%	-	6.9%	6.2%
	Option-adjusted spread	4.8%	-	8.6%	5.3%
	Per loan annual cost to service	$66.31	-	$81.30	$68.27
___________________
(1)Calculated by averaging the weighted average significant unobservable inputs used by the multiple third-party pricing vendors in the fair value measurement of MSR.

Certain assets are measured at fair value on a nonrecurring basis; that is, they are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances, such as when there is evidence of impairment. Upon the occurrence of certain events, the Company re-measures the fair value of long-lived assets, including property, plant and equipment, operating lease right of use assets, intangible assets and goodwill if an impairment or observable price adjustment is recognized in the current period. No instances requiring re-measurement of assets measured at fair value on a nonrecurring basis occurred during the three and six months ended June 30, 2024 and 2023.
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
•The carrying value of repurchase agreements and revolving credit facilities that mature in less than one year generally approximates fair value due to the short maturities. As of June 30, 2024, the Company had outstanding borrowings of $600.0 million under repurchase agreements and $1.0 billion under revolving credit facilities that are considered long-term. The Company’s long-term repurchase agreements and revolving credit facilities have floating rates based on an index plus a spread and the credit spread is typically consistent with those demanded in the market. Accordingly, the interest rates on these borrowings are at market and thus carrying value approximates fair value. The Company categorizes the fair value measurement of these liabilities as Level 2.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
•Convertible senior notes are carried at their unpaid principal balance, net of any unamortized deferred issuance costs. The Company estimates the fair value of its convertible senior notes using the market transaction price nearest to June 30, 2024. The Company categorizes the fair value measurement of these assets as Level 2.
The following table presents the carrying values and estimated fair values of assets and liabilities that are required to be recorded or disclosed at fair value at June 30, 2024 and December 31, 2023:

	June 30, 2024		December 31, 2023
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Available-for-sale securities	$8,029,955	$8,029,955	$8,327,149	$8,327,149
Mortgage servicing rights	$3,065,415	$3,065,415	$3,052,016	$3,052,016
Cash and cash equivalents	$624,199	$624,199	$729,732	$729,732
Restricted cash	$162,623	$162,623	$65,101	$65,101
Derivative assets	$13,519	$13,519	$85,291	$85,291
Reverse repurchase agreements	$349,660	$349,660	$284,091	$284,091
Other assets	$31,561	$31,561	$31,704	$31,704
Liabilities:
Repurchase agreements	$8,434,910	$8,434,910	$8,020,207	$8,020,207
Revolving credit facilities	$1,279,271	$1,279,271	$1,329,171	$1,329,171
Term notes payable	$—	$—	$295,271	$289,653
Convertible senior notes	$259,412	$254,443	$268,582	$254,232
Derivative liabilities	$14,264	$14,264	$21,506	$21,506

Note 12. Repurchase Agreements
As of June 30, 2024 and December 31, 2023, the Company had outstanding $8.4 billion and $8.0 billion, respectively, of repurchase agreements. Excluding the effect of the Company’s interest rate swaps, the repurchase agreements had a weighted average borrowing rate of 5.69% and 5.74% and weighted average remaining maturities of 128 and 55 days as of June 30, 2024 and December 31, 2023, respectively.
At June 30, 2024 and December 31, 2023, the Company’s repurchase agreements had the following characteristics and remaining maturities:

	June 30, 2024
	Collateral Type
(in thousands)	Agency RMBS	Non-Agency Securities	Agency Derivatives	Mortgage Servicing Rights	Total Amount Outstanding
Within 30 days	$1,654,332	$—	$1,562	$—	$1,655,894
30 to 59 days	1,483,358	—	—	—	1,483,358
60 to 89 days	1,839,477	217	662	—	1,840,356
90 to 119 days	1,627,277	—	3,167	—	1,630,444
120 to 364 days	1,224,858	—	—	—	1,224,858
One year and over	—	—	—	600,000	600,000
Total	$7,829,302	$217	$5,391	$600,000	$8,434,910
Weighted average borrowing rate	5.48%	6.13%	5.98%	8.49%	5.69%

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

The following table summarizes assets at carrying values that are pledged or restricted as collateral for the future payment obligations of the Company’s repurchase agreements:

(in thousands)	June 30, 2024	December 31, 2023
Available-for-sale securities, at fair value	$8,025,226	$8,126,028
Mortgage servicing rights, at fair value (1)	1,012,614	463,529
Restricted cash	97,530	12,375
Due from counterparties	22,542	36,420
Derivative assets, at fair value	6,497	11,877
Total	$9,164,409	$8,650,229
____________________
(1)As of June 30, 2024 and December 31, 2023, MSR repurchase agreements of $600.0 million and $214.0 million, respectively, were secured by a VFN issued in connection with the Company’s securitization of MSR. The VFN is collateralized by the Company’s MSR. As of December 31, 2023, MSR repurchase agreements of $58.6 million were secured by a portion of the term notes issued in connection with the Company’s securitization of MSR and repurchased by the Company. Prior to their maturity and repayment during the three and six months ended June 30, 2024, the term notes were collateralized by the Company’s MSR.

Although the transactions under repurchase agreements represent committed borrowings until maturity, the respective lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets would require the Company to provide additional collateral or fund margin calls.
As of both June 30, 2024 and December 31, 2023, the net carrying value of assets sold under agreements to repurchase, including accrued interest plus any cash or assets on deposit to secure the repurchase obligation, less the amount of the repurchase liability, including accrued interest, with any individual counterparty or group of related counterparties did not exceed 10% of total stockholders’ equity. The Company does not anticipate any defaults by its repurchase agreement counterparties. There can be no assurance, however, that any such default or defaults will not occur.

Note 13. Revolving Credit Facilities
To finance MSR assets and related servicing advance obligations, the Company has entered into revolving credit facilities collateralized by the value of the MSR and/or servicing advances pledged. As of June 30, 2024 and December 31, 2023, the Company had outstanding short- and long-term borrowings under revolving credit facilities of $1.3 billion and $1.3 billion with a weighted average borrowing rate of 8.45% and 8.66% and weighted average remaining maturities of 1.7 and 1.1 years, respectively.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
At June 30, 2024 and December 31, 2023, borrowings under revolving credit facilities had the following remaining maturities:

(in thousands)	June 30, 2024	December 31, 2023
Within 30 days	$—	$—
30 to 59 days	—	—
60 to 89 days	—	—
90 to 119 days	244,100	—
120 to 364 days	—	324,300
One year and over	1,035,171	1,004,871
Total	$1,279,271	$1,329,171

Although the transactions under revolving credit facilities represent committed borrowings from the time of funding until maturity, the respective lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets below a designated threshold would require the Company to provide additional collateral or pay down the facility. As of June 30, 2024 and December 31, 2023, MSR with a carrying value of $2.0 billion and $2.2 billion, respectively, was pledged as collateral for the Company’s future payment obligations under its MSR revolving credit facilities. As of June 30, 2024 and December 31, 2023, servicing advances with a carrying value of $103.1 million and $79.7 million, respectively, were pledged as collateral for the Company’s future payment obligations under its servicing advance revolving credit facility. Additionally, as of June 30, 2024, $1.5 million of cash was held in restricted accounts as collateral for the future payment obligations of outstanding revolving credit facility balances. The Company does not anticipate any defaults by its revolving credit facility counterparties, although there can be no assurance that any such default or defaults will not occur.

Note 14. Term Notes Payable
Prior to its maturity and repayment during the three and six months ended June 30, 2024, the debt issued in connection with the Company’s on-balance sheet MSR securitization was classified as term notes payable. Term notes payable were carried at outstanding principal balance, net of unamortized deferred debt issuance costs on the Company’s condensed consolidated balance sheets. As of December 31, 2023, the outstanding principal balance of the Company’s term notes was $295.8 million and the balance net of unamortized deferred debt issuance costs was $295.3 million. As of December 31, 2023, the Company’s outstanding term notes payable had a weighted average interest rate of 8.27% and weighted average remaining maturity of 0.5 years. At December 31, 2023, the Company pledged MSR with a carrying value of $397.9 million and weighted average underlying loan coupon of 3.32% as collateral for term notes payable. Additionally, as of December 31, 2023, $0.2 million of cash was held in restricted accounts as collateral for the future payment obligations of outstanding term notes payable. During the three and six months ended June 30, 2024, the Company’s outstanding term notes matured and were repaid in full.

Note 15. Convertible Senior Notes
The Company’s convertible senior notes are unsecured, pay interest semiannually at a rate of 6.25% per annum and are convertible at the option of the holder into shares of the Company’s common stock. As of June 30, 2024 and December 31, 2023, the notes had a conversion rate of 33.8752 and 33.8752 shares of common stock per $1,000 principal amount of the notes, respectively. The notes will mature in January 2026, unless earlier converted or repurchased in accordance with their terms.
The Company does not have the right to redeem its convertible senior notes prior to maturity, but may repurchase the notes in open market or privately negotiated transactions at the same or differing price without giving prior notice to or obtaining any consent of the holders. The Company may also be required to repurchase the notes from holders under certain circumstances. During both the three and six months ended June 30, 2024, the Company repurchased $10.0 million principal amount of its convertible senior notes in open market transactions for an aggregate cost of $9.7 million. During both the three and six months ended June 30, 2023, the Company repurchased $15.6 million principal amount of its convertible senior notes in open market transactions for an aggregate cost of $13.2 million. The difference between the consideration transferred and the carrying value of the convertible notes repurchased resulted in a gain of $0.2 million for the three and six months ended June 30, 2024 and $2.2 million for the three and six months ended June 30, 2023 recorded within the other income line item on the condensed consolidated statements of comprehensive income (loss).

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
As of June 30, 2024 and December 31, 2023, $261.9 million and $271.9 million principal amount of convertible senior notes, respectively, remained outstanding. The outstanding amount due on the notes as of June 30, 2024 and December 31, 2023 was $259.4 million and $268.6 million, respectively, net of unamortized deferred issuance costs.

Note 16. Commitments and Contingencies
The following represent the material commitments and contingencies of the Company as of June 30, 2024:
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
As previously disclosed, on July 15, 2020, the Company provided PRCM Advisers LLC with a notice of termination of the Management Agreement for “cause” in accordance with Section 15(a) of the Management Agreement. The Company terminated the Management Agreement for “cause” on the basis of certain material breaches and certain events of gross negligence on the part of PRCM Advisers in the performance of its duties under the Management Agreement. On July 21, 2020, PRCM Advisers filed a complaint against the Company in the United States District Court for the Southern District of New York, or the Court. Subsequently, Pine River Domestic Management L.P. and Pine River Capital Management L.P. were added as plaintiffs to the matter. As amended, the complaint, or the Federal Complaint, alleges, among other things, the misappropriation of trade secrets in violation of both the Defend Trade Secrets Act and New York common law, breach of contract, breach of the implied covenant of good faith and fair dealing, unfair competition and business practices, unjust enrichment, conversion, and tortious interference with contract. The Federal Complaint seeks, among other things, an order enjoining the Company from making any use of or disclosing PRCM Advisers’ trade secret, proprietary, or confidential information; damages in an amount to be determined at a hearing and/or trial; disgorgement of the Company’s wrongfully obtained profits; and fees and costs incurred by the plaintiffs in pursuing the action. The Company has filed its answer to the Federal Complaint and made counterclaims against PRCM Advisers and Pine River Capital Management L.P. On May 5, 2022, the plaintiffs filed a motion for judgment on the pleadings, seeking judgment in their favor on all but one of the Company’s counterclaims and on one of the Company’s affirmative defenses. The Company opposed the motion for judgment on the pleadings. On August 10, 2023, the motion for judgment on the pleadings was granted in part and denied in part. The discovery period has ended. On November 8, 2023, the Company and the plaintiffs filed motions for summary judgment, seeking judgment in their favor on the pending claims and counterclaims. Each party opposed the other party’s motion for summary judgment. The motions for summary judgment are fully briefed. The Company’s board of directors believes the Federal Complaint is without merit and that the Company has fully complied with the terms of the Management Agreement.
As of June 30, 2024, the Company’s condensed consolidated financial statements do not recognize a contingency liability or disclose a range of reasonably possible loss under ASC 450 because management does not believe that a loss or expense related to the Federal Complaint is probable or reasonably estimable. The specific factors that limit the Company’s ability to reasonably estimate a loss or expense related to the Federal Complaint are that the matter is not sufficiently advanced and the outcome of litigation is uncertain. If and when management believes losses associated with the Federal Complaint are a probable future event that may result in a loss or expense to the Company and the loss or expense is reasonably estimable, the Company will recognize a contingency liability and resulting loss in such period.
Based on information currently available, management is not aware of any other legal or regulatory claims that would have a material effect on the Company’s condensed consolidated financial statements and therefore no accrual is required as of June 30, 2024.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
Note 17. Stockholders’ Equity
Redeemable Preferred Stock
The following is a summary of the Company’s series of cumulative redeemable preferred stock issued and outstanding as of June 30, 2024. In the event of a voluntary or involuntary liquidation, dissolution or winding up of the Company, each series of preferred stock will rank on parity with one another and rank senior to the Company’s common stock with respect to the payment of the dividends and the distribution of assets.

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

For each series of preferred stock, the Company may redeem the stock on or after the redemption eligible date in whole or in part, at any time or from time to time. The Company may also purchase shares of preferred stock from time to time in the open market by tender or in privately negotiated transactions. Each series of preferred stock has a par value of $0.01 per share and a liquidation and redemption price of $25.00, plus any accumulated and unpaid dividends thereon up to, but excluding, the redemption date. Through June 30, 2024, the Company had declared and paid all required quarterly dividends on the Company’s preferred stock.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
Preferred Share Repurchase Program
In June 2022, the Company’s board of directors authorized the repurchase of up to an aggregate of 5,000,000 shares of the Company’s preferred stock, which includes each series shown in the table above under the heading Redeemable Preferred Stock. Preferred shares may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to trading plans in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, or by any combination of such methods. The manner, price, number and timing of preferred share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The preferred share repurchase program does not require the purchase of any minimum number of shares, and, subject to SEC rules, purchases may be commenced or suspended at any time without prior notice. The preferred share repurchase program does not have an expiration date. As of June 30, 2024, a total of 699,779 shares of the Company’s 8.125% Series A Cumulative Redeemable Preferred Stock, 1,340,800 shares of the Company’s 7.625% Series B Cumulative Redeemable Preferred Stock and 2,138,604 shares of the Company’s 7.25% Series C Cumulative Redeemable Preferred Stock had been repurchased by the Company under the program for an aggregate cost of $13.3 million, $25.5 million and $38.5 million, respectively, of which 35,047, 280,060 and 170,502 shares were repurchased for a total cost of $0.8 million, $6.4 million and $3.9 million, respectively, during the six months ended June 30, 2024. During both the three and six months ended June 30, 2023, the Company repurchased 225,886 shares of Series A preferred stock, 215,072 shares of Series B preferred stock and 72,860 shares of Series C preferred stock for a total cost of $4.5 million, $4.1 million and $1.4 million, respectively. The difference between the consideration transferred and the carrying value of the preferred stock repurchased resulted in a gain attributable to common stockholders of $0.6 million for the six months ended June 30, 2024 and $2.5 million for both the three and six months ended June 30, 2023. No preferred shares were repurchased during the three months ended June 30, 2024.
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
As of June 30, 2024, the Company had 103,622,239 shares of common stock outstanding. The following table presents a reconciliation of the common shares outstanding for the six months ended June 30, 2024 and 2023:

Number of common shares
Common shares outstanding, December 31, 2022	86,428,845
Issuance of common stock	10,125,875
Repurchase of common stock	(593,453)
Non-cash equity award compensation (1)	204,268
Common shares outstanding, June 30, 2023	96,165,535

Common shares outstanding, December 31, 2023	103,206,457
Issuance of common stock	8,025
Non-cash equity award compensation (1)	407,757
Common shares outstanding, June 30, 2024	103,622,239
____________________
(1)See Note 18 - Equity Incentive Plans for further details regarding the Company’s equity incentive plans.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
Distributions to Stockholders
The following table presents cash dividends declared by the Company on its preferred and common stock during the three and six months ended June 30, 2024 and 2023:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(dollars in thousands)	2024		2023		2024		2023
Class of Stock	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share
Series A Preferred Stock	$2,564	$0.51	$2,588	$0.51	$5,129	$1.02	$5,290	$1.02
Series B Preferred Stock	$4,842	$0.48	$5,003	$0.48	$9,683	$0.96	$10,109	$0.96
Series C Preferred Stock	$4,378	$0.45	$4,524	$0.45	$8,756	$0.90	$9,081	$0.90
Common Stock	$46,945	$0.45	$43,560	$0.45	$94,026	$0.90	$101,941	$1.05

Dividend Reinvestment and Direct Stock Purchase Plan
The Company sponsors a dividend reinvestment and direct stock purchase plan through which stockholders may purchase additional shares of the Company’s common stock by reinvesting some or all of the cash dividends received on shares of the Company’s common stock. Stockholders may also make optional cash purchases of shares of the Company’s common stock subject to certain limitations detailed in the plan prospectus. The plan allows for the issuance of up to an aggregate of 937,500 shares of the Company’s common stock. As of June 30, 2024, 138,655 shares have been issued under the plan for total proceeds of approximately $6.4 million, of which 3,967 and 8,025 shares were issued for total proceeds of $0.1 million and $0.1 million during the three and six months ended June 30, 2024, respectively. During the three and six months ended June 30, 2023, 4,768 and 8,448 shares were issued for a total proceeds of $0.1 million and $0.1 million, respectively.
Common Share Repurchase Program
The Company’s common share repurchase program allows for the repurchase of up to an aggregate of 9,375,000 shares of the Company’s common stock. Common shares may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act, or by any combination of such methods. The manner, price, number and timing of common share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The common share repurchase program does not require the purchase of any minimum number of shares, and, subject to SEC rules, purchases may be commenced or suspended at any time without prior notice. The common share repurchase program does not have an expiration date. As of June 30, 2024, a total of 3,637,028 shares of common stock had been repurchased by the Company under the program for an aggregate cost of $208.5 million, of which 593,453 shares were repurchased for a total cost of $7.1 million during both the three and six months ended June 30, 2023. No shares of common stock were repurchased during the three and six months ended June 30, 2024.
At-the-Market Offerings
The Company is party to an equity distribution agreement under which the Company is authorized to sell shares of its common stock from time to time in any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act of 1933, as amended, or the Securities Act. As of June 30, 2024, 3,819,406 shares of the Company’s common stock remained available for issuance under the equity distribution agreement. On July 30, 2024, the Company entered into an amendment to the equity distribution agreement, which increased the maximum number of shares of common stock available for sale under the agreement to 15,000,000. As of June 30, 2024, 7,180,594 shares of common stock had been sold under the current equity distribution agreement for total accumulated net proceeds of approximately $100.6 million, of which 117,427 shares were sold for net proceeds of $2.1 million during the six months ended June 30, 2023. No shares were sold under the “at the market” equity distribution agreements during the three and six months ended June 30, 2024 or the three months ended June 30, 2023.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss at June 30, 2024 and December 31, 2023 was as follows:

(in thousands)	June 30, 2024	December 31, 2023
Available-for-sale securities:
Unrealized gains	$4,461	$23,305
Unrealized losses	(328,041)	(199,734)
Accumulated other comprehensive loss	$(323,580)	$(176,429)

Reclassifications out of Accumulated Other Comprehensive Loss
The Company reclassifies unrealized gains and losses on AFS securities in accumulated other comprehensive loss to net income upon the recognition of any realized gains and losses on sales as individual securities are sold. For the three and six months ended June 30, 2024 the Company reclassified $9.4 million and $16.0 million, respectively, in unrealized losses on sold AFS securities from accumulated other comprehensive loss to (loss) gain on investment securities on the condensed consolidated statements of comprehensive income (loss). For the six months ended June 30, 2023 the Company reclassified $63.2 million in unrealized losses on sold AFS securities from accumulated other comprehensive loss to (loss) gain on investment securities on the condensed consolidated statements of comprehensive income (loss). The Company did not sell any AFS securities with unrealized gains and losses included in accumulated other comprehensive loss during the three months ended June 30, 2023.

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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
Restricted Stock Units
The following table summarizes the activity related to RSUs for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024		2023
	Units	Weighted Average Grant Date Fair Market Value	Units	Weighted Average Grant Date Fair Market Value
Outstanding at Beginning of Period	613,699	$19.11	468,632	$23.54
Granted	434,428	13.91	371,673	16.19
Vested	(346,980)	(19.32)	(204,268)	(23.80)
Forfeited	(1,570)	(18.51)	—	—
Outstanding at End of Period	699,577	$15.77	636,037	$19.16

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
Performance Share Units
The following table summarizes the activity related to PSUs for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024		2023
	Target Units	Weighted Average Grant Date Fair Market Value	Target Units	Weighted Average Grant Date Fair Market Value
Outstanding at Beginning of Period	485,822	$24.89	265,261	$26.93
Granted	292,000	16.19	222,208	22.47
Vested	(60,777)	(34.68)	—	—
Forfeited	(59,050)	(30.75)	—	—
Outstanding at End of Period	657,995	$19.60	487,469	$24.90

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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
Restricted Common Stock
The following table summarizes the activity related to restricted common stock for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
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
Non-Cash Equity Compensation Expense
For the three and six months ended June 30, 2024, the Company recognized compensation related to RSUs and PSUs granted pursuant to the Equity Incentive Plan and/or the Prior Plan of $1.6 million and $7.7 million, respectively. For the three and six months ended June 30, 2023, the Company recognized compensation related to RSUs, PSUs and restricted common stock granted pursuant to the Equity Incentive Plan and/or the Prior Plan of $1.7 million and $7.8 million, respectively. As of June 30, 2024, the Company had $7.4 million of total unrecognized compensation cost related to unvested share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 1.8 years.

Note 19. Interest Income and Interest Expense
The following table presents the components of the Company’s interest income and interest expense for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Interest income:
Available-for-sale securities	$99,211	$104,195	$199,816	$201,233
Other	16,742	13,567	33,920	33,122
Total interest income	115,953	117,762	233,736	234,355
Interest expense:
Repurchase agreements	113,714	116,946	232,430	221,301
Revolving credit facilities	29,906	29,684	60,153	55,340
Term notes payable	6,008	8,239	12,426	15,882
Convertible senior notes	4,579	4,692	9,198	9,528
Total interest expense	154,207	159,561	314,207	302,051
Net interest (expense) income	$(38,254)	$(41,799)	$(80,471)	$(67,696)

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
Note 20. Income Taxes
For the six months ended June 30, 2024 and 2023, the Company qualified to be taxed as a REIT under the Code for U.S. federal income tax purposes. As long as the Company qualifies as a REIT, the Company generally will not be subject to U.S. federal income taxes on its taxable income to the extent it annually distributes its net taxable income to stockholders, and does not engage in prohibited transactions. The Company intends to distribute 100% of its REIT taxable income and comply with all requirements to continue to qualify as a REIT. The majority of states also recognize the Company’s REIT status. The Company’s TRSs file separate tax returns and are fully taxed as standalone U.S. C corporations. It is assumed that the Company will retain its REIT status and will incur no REIT level taxation as it intends to comply with the REIT regulations and annual distribution requirements.
During the three and six months ended June 30, 2024, the Company recognized a provision for income taxes of $14.2 million and $26.2 million, respectively, which was primarily due to net income from MSR servicing activities and net gains recognized on MSR, offset by operating expenses incurred in the Company’s TRSs. During the three and six months ended June 30, 2023, the Company recognized a provision for income taxes of $19.8 million and $15.9 million, respectively. The provision recognized for the three months ended June 30, 2023 was primarily due to net income from MSR servicing activities and net gains recognized on MSR, offset by net losses recognized on derivative instruments and operating expenses incurred in the Company’s TRSs. The provision recognized for the six months ended June 30, 2023 was primarily due to net income from MSR servicing activities, offset by net losses recognized on MSR and derivative instruments as well as operating expenses incurred in the Company’s TRSs.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
Note 21. Earnings Per Share
The following table presents a reconciliation of the earnings (loss) and shares used in calculating basic and diluted earnings (loss) per share for the six months ended June 30, 2024 and 2023.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except share data)	2024	2023	2024	2023
Basic Earnings (Loss) Per Share:
Net income	$56,336	$197,445	$259,924	$20,637
Dividends on preferred stock	(11,784)	(12,115)	(23,568)	(24,480)
Gain on repurchase and retirement of preferred stock	—	2,454	644	2,454
Dividends and undistributed earnings allocated to participating restricted stock units	(330)	(1,233)	(1,704)	(668)
Net income (loss) attributable to common stockholders, basic	$44,222	$186,551	$235,296	$(2,057)
Basic weighted average common shares	103,555,755	96,387,877	103,478,847	94,492,389
Basic earnings (loss) per weighted average common share	$0.43	$1.94	$2.27	$(0.02)
Diluted Earnings (Loss) Per Share:
Net income (loss) attributable to common stockholders, basic	$44,222	$186,551	$235,296	$(2,057)
Reallocation impact of undistributed earnings to participating restricted stock units	—	120	27	—
Interest expense attributable to convertible notes	—	4,692	9,198	—
Net income (loss) attributable to common stockholders, diluted	$44,222	$191,363	$244,521	$(2,057)
Basic weighted average common shares	103,555,755	96,387,877	103,478,847	94,492,389
Effect of dilutive shares issued in an assumed vesting of performance share units	355,057	199,753	428,728	—
Effect of dilutive shares issued in an assumed conversion	—	9,474,748	9,229,054	—
Diluted weighted average common shares	103,910,812	106,062,378	113,136,629	94,492,389
Diluted earnings (loss) per weighted average common share	$0.43	$1.80	$2.16	$(0.02)

For the three months ended June 30, 2024, excluded from the calculation of diluted earnings per share was the effect of adding undistributed earnings reallocated to 718,748 weighted average participating RSUs as their inclusion would have been antidilutive. For the six months ended June 30, 2024, participating RSUs were included in the calculations of basic and diluted earnings per share under the two-class method, as it was more dilutive than the alternative treasury stock method. For the three months ended June 30, 2023, participating RSUs were included in the calculations of basic and diluted earnings per share under the two-class method, as it was more dilutive than the alternative treasury stock method. For the six months ended June 30, 2023, excluded from the calculation of diluted earnings per share was the effect of adding undistributed earnings reallocated to 650,604 weighted average participating RSUs as their inclusion would have been antidilutive.
For the three and six months ended June 30, 2024 and the three months ended June 30, 2023, the assumed vesting of outstanding PSUs was included in the calculation of diluted earnings per share under the two-class method, as it was more dilutive than the alternative treasury stock method. For the six months ended June 30, 2023, excluded from the calculation of diluted earnings per share was the effect of adding 304,789 weighted average common share equivalents related to the assumed vesting of outstanding PSUs, as their inclusion would have been antidilutive.

TWO HARBORS INVESTMENT CORP.
Notes to the Condensed Consolidated Financial Statements (unaudited)
For the three months ended June 30, 2024, excluded from the calculation of diluted earnings per share was the effect of adding back $4.6 million of interest expense and 9,146,808 weighted average common share equivalents related to the assumed conversion of the Company’s convertible senior notes, as their inclusion would have been antidilutive. For the six months ended June 30, 2024, the assumed conversion of the Company’s convertible senior notes was included in the calculation of diluted earnings per share under the if-converted method. For the three months ended June 30, 2023, the assumed conversion of the Company’s convertible senior notes was included in the calculation of diluted earnings per share under the if-converted method. For the six months ended June 30, 2023, excluded from the calculation of diluted earnings per share was the effect of adding back $9.5 million of interest expense and 9,606,204 weighted average common share equivalents related to the assumed conversion of the Company’s convertible senior notes, as their inclusion would have been antidilutive.

Note 22. Segment Reporting
The Company generally derives its revenues from its investment portfolio of MSR and Agency RMBS, which includes servicing fee income, float income, ancillary and other fee income, and interest income, net of premium amortization and discount accretion. The Company’s investment portfolio is subject to market risks, primarily interest rate risk, basis risk and prepayment risk. Management seeks to offset a portion of its Agency pool market value exposure through its investment in MSR and interest-only Agency RMBS. The Company’s strategy of pairing Agency RMBS with MSR, with a focus on managing various associated risks, including interest rate, basis, prepayment, and credit and financing risk, is intended to generate more stable performance, relative to an investment portfolio of Agency RMBS without MSR, across changing market environments.
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

Note 23. Subsequent Events
Events subsequent to June 30, 2024 were evaluated through the date these condensed consolidated financial statements were issued and no other additional events were identified requiring further disclosure in these condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q as well as our Annual Report on Form 10-K for the year ended December 31, 2023.

General
We are a Maryland corporation that invests in, finances and manages MSR and Agency RMBS, and, through our operational platform, RoundPoint Mortgage Servicing LLC, or RoundPoint, we are one of the largest servicers of conventional loans in the country. We are structured as an internally-managed REIT and our common stock is listed on the NYSE under the symbol “TWO”. We seek to leverage our core competencies of understanding and managing interest rate and prepayment risk to invest in our portfolio of MSR and Agency RMBS. Our objective is to deliver more stable performance, relative to RMBS portfolios without MSR, across changing market environments, and we are acutely focused on creating sustainable stockholder value over the long term.
Effective September 30, 2023, one of our wholly owned subsidiaries, TH MSR Holdings LLC (formerly Matrix Financial Services Corporation), acquired RoundPoint from Freedom Mortgage Corporation after the completion of customary closing conditions and receiving the required regulatory and GSE approvals. Upon closing, all servicing and origination licenses and operational capabilities remained with RoundPoint, and RoundPoint became a wholly owned subsidiary of TH MSR Holdings. Management believes this acquisition will add value for stakeholders of Two Harbors through cost savings achieved by bringing the servicing of our MSR portfolio in-house, greater control over our MSR portfolio and the associated cash flows, and the ability to participate more fully in the mortgage finance space as opportunities arise.
TH MSR Holdings holds the requisite approvals from Fannie Mae and Freddie Mac to own and manage MSR, which represent a contractual right to control the servicing of a mortgage loan, the obligation to service the loan in accordance with applicable laws and requirements and the right to collect a fee for the performance of servicing activities, such as collecting principal and interest from a borrower and distributing those payments to the owner of the loan. TH MSR Holdings acquires MSR from third-party originators through flow and bulk purchases, as well as through the recapture of MSR on loans in its MSR portfolio that refinance. TH MSR Holdings does not directly service mortgage loans; instead, it engages its wholly owned subsidiary, RoundPoint, to handle substantially all servicing functions in the name of the subservicer for the mortgage loans underlying our MSR. As the servicer of record on our MSR portfolio, we remain accountable to the GSEs for all servicing matters. Our MSR business leverages our core competencies in prepayment and interest rate risk analytics, and the MSR assets may provide offsetting risks to our Agency RMBS, hedging both interest rate and mortgage spread risk.
RoundPoint has approvals from Fannie Mae and Freddie Mac to service residential mortgage loans, and services mortgage loans underlying TH MSR Holdings’ MSR as well as MSR owned by third parties. Late in the second quarter, RoundPoint began operating its in-house, direct-to-consumer originations platform, which was established primarily as a MSR portfolio defense strategy to retain or recapture existing borrowers by providing them with competitive refinance and purchase mortgage options. The originations platform will also originate loans for new borrowers. For our own MSR portfolio, adding new or recaptured MSR through our origination platform is intended to hedge faster than expected MSR prepayment speeds in a refinance environment, and requires less capital relative to acquiring MSR through flow and bulk purchases from third-party originators. In addition, origination activities are generally counter-cyclical to MSR, which provides supplementary sources of profitability to our stockholders while also hedging our MSR. RoundPoint also intends to offer a suite of ancillary and home equity products to our customers, including second lien mortgage loans.
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
We seek to deploy moderate leverage as part of our investment strategy. We generally finance our Agency RMBS through short- and long-term borrowings structured as repurchase agreements. We also finance our MSR through revolving credit facilities, repurchase agreements and convertible senior notes.
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
•the availability and cost of financing for our target assets, including repurchase agreement financing, revolving credit facilities and convertible notes;
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
•our ability to recognize the benefits of our acquisition of RoundPoint and to manage the risks associated with operating a mortgage loan servicer and originator;
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
•our ability to acquire MSR and successfully operate our seller-servicer subsidiaries;
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

Fair Value Measurement
A significant portion of our assets and liabilities are reported at fair value and, therefore, our condensed consolidated balance sheets and statements of comprehensive income (loss) are significantly affected by fluctuations in market prices. At June 30, 2024, approximately 86.5% of our total assets, or $11.1 billion, consisted of financial instruments recorded at fair value. See Note 11 - Fair Value to the condensed consolidated financial statements, included in this Quarterly Report on Form 10-Q, for descriptions of valuation methodologies used to measure material assets and liabilities at fair value and details of the valuation models, key inputs to those models and significant assumptions utilized. Although we execute various hedging strategies to mitigate our exposure to changes in fair value, we cannot fully eliminate our exposure to volatility caused by fluctuations in market prices.
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
Considerable judgment is used in forming conclusions and estimating inputs to our Level 3 fair value measurements. Level 3 inputs such as interest rate movements, prepayments speeds, credit losses and discount rates are inherently difficult to estimate. Changes to these inputs can have a significant effect on fair value measurements. Accordingly, there is no assurance that our estimates of fair value are indicative of the amounts that would be realized on the ultimate sale or exchange of these assets. At June 30, 2024, 23.9% of our total assets were classified as Level 3 fair value assets.

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
The methods used by us to estimate fair value for AFS securities, MSR and derivative instruments may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair value. Furthermore, while we believe that our valuation methods are appropriate and consistent with other market participants, the use of different methodologies, or assumptions, to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. We use prices obtained from third-party pricing vendors or broker quotes deemed indicative of market activity and current as of the measurement date, which in periods of market dislocation, may have reduced transparency. For more information on our fair value measurements, see Note 11 - Fair Value to the condensed consolidated financial statements, included under Item 1 of this Quarterly Report on Form 10-Q. Additionally, the key economic assumptions and sensitivity of the fair value of MSR to immediate adverse changes in these assumptions are presented in Note 6 - Servicing Activities to the condensed consolidated financial statements, included under Item 1 of this Quarterly Report on Form 10-Q.

Market Conditions and Outlook
Interest rates rose modestly in the second quarter and volatility picked up primarily owing to erratic economic data. Both the employment report and Consumer Price Index, or CPI, readings in April came in stronger than expected, pushing rates up across the yield curve to quarterly highs and fueling speculation that the Federal Reserve, or the Fed, may be forced to raise rates to further restrict the economy. Those sentiments proved short-lived. Fed Chairman Jerome Powell, during the press conference following the Fed’s meeting on May 1, 2024, noted that while recent incoming data did not give the Fed greater confidence that they could begin lowering rates, current policy was deemed to be restrictive enough and the bar to once again raise rates was high. Rates reversed course in May as job gains, average hourly earnings and CPI came in below expectations. In June, rates fluctuated against a backdrop of inconsistent signals coming from yet another stronger than expected employment report followed by better than expected inflation readings. Unexpected developments in the U.S. presidential race, plus surprising results in French and British elections, contributed to market volatility. Ultimately, after first rising by approximately 50 basis points, and then falling by approximately 50 basis points, the 10-year Treasury yield finished the quarter about 20 basis points higher at 4.40% while the 2-year Treasury yield rose by 13 basis points to 4.75%.
The Fed left rates unchanged as they continue to wait for more data showing that inflation is steadily declining towards their 2% target. Market expectations for Fed interest rate cuts in 2024 declined from about three cuts, or 75 basis points, to about two cuts by quarter end. The Fed’s own projections, released concurrently with their meeting on June 1, 2024, moved the median expectation for Fed Funds down from three cuts to one, though a plurality of members had two cuts in their forecasts. Inevitably many forecasts have shifted the first cut further out in time, reinforcing the view that interest rates will stay higher for longer.
Our preferred implied volatility gauge, 2-year options on 10-year rates, increased from 97 to 103 basis points on an annualized basis, slightly above its year-to-date mean. With rates and volatility higher, the nominal spread of current coupon RMBS predictably finished 8 basis points wider at +127 to the Treasury curve, while the option-adjusted spread finished 3 basis points tighter at +24, reflecting the increase in implied volatility. On a month-to-month basis, RMBS spreads generally followed the pattern of higher rates driving weaker performance, and lower rates driving stronger performance. Hedged mortgage performance was negatively impacted across the coupon stack by the considerable choppiness of rates over the quarter.
Primary mortgage rates hovered again near 7% in the second quarter. Overall prepayment rates for 30-year Fannie Mae MBS increased to 6% CPR in the July report (June speeds) from 5.3% at the beginning of the quarter as turnover hit its spring peak. The in-the-money share of 30-year mortgages remained below 5%, although such share continues to slowly grow due to new originations. Prepayments followed the central themes of the last two years: turnover seasonality, early curtailments, and muted refinancing. Prepayment rates for our MSR holdings increased to 5.3%, also following the expected seasonal pickup in housing turnover rates, though 0.1% slower than the same period in 2023.
Housing supply has incrementally grown with key states like Florida and Texas back to pre-COVID levels of for-sale inventory, while supply remains tighter in the rest of the country. Despite the rise in inventory, home sales were tepid in the second quarter as buyers wait for lower rates, and sales volumes ran about 5% lower than last spring. We anticipate that home prices may weaken into the second half of the year.

MSR performed well in the second quarter with valuations being bolstered by a few large non-bank originators competing on lower amounts of supply. Tracked MSR bulk bids totaled $106 billion UPB in the quarter, down from $160 billion in the first quarter and $170 billion in the second quarter of 2023. While we expected volumes to drop from the record levels of the past two years, part of the drop this quarter may also be explained by more direct deals to the strong bidders that emerged. Some of the largest MSR buyers of the past several years even turned to sellers this quarter as they looked to optimize the characteristics of their portfolios.
RMBS funding markets remained stable and liquid throughout the quarter with ample balance sheet available. Spreads on repurchase agreements tightened slightly with financing for RMBS between SOFR plus 16 to 20 basis points.
Looking ahead, we remain optimistic about the return potential of our investments. With about 60% of our capital invested in hedged low coupon MSR that has low duration and low spread volatility, the portfolio has and should continue to perform well in bouts of heightened interest rate volatility while still preserving upside to spread tightening environments. Nominal spreads for Agency MBS are still wide on an historical basis, and possess tightening potential in a lower volatility environment, likely associated with the beginning of a Fed rate cutting cycle. Our MSR portfolio remains deeply out of the money – less than 1% of the mortgage loans that back our MSR are likely to refinance at current mortgage rate levels – keeping prepayment risk low and leading to stable, attractive returns. Though the MSR market, as noted above, is presently in a dynamic of lower supply and high demand, there will be opportunities to add MSR at attractive levels given our unique combination of investment management experience coupled with our own servicing and recapture operations.
The following table provides the carrying value of our investment portfolio by asset type:

(dollars in thousands)	June 30, 2024		December 31, 2023
Agency RMBS	$8,035,395	72.4%	$8,335,245	73.2%
Mortgage servicing rights	3,065,415	27.6%	3,052,016	26.8%
Other	3,942	—%	4,150	—%
Total	$11,104,752		$11,391,411

Prepayment speeds and volatility due to interest rates
Our portfolio is subject to market risks, primarily interest rate risk and prepayment risk. We seek to offset a portion of our Agency pool market value exposure through our MSR and interest-only Agency RMBS portfolios. During periods of decreasing interest rates with rising prepayment speeds, the market value of our Agency pools generally increases and the market value of our interest-only securities and MSR generally decreases. The inverse relationship occurs when interest rates rise and prepayments fall. Average prepayment speeds for our overall portfolio increased from the prior quarter due primarily to seasonality in housing turnover. In addition to changes in interest rates, changes in home price performance, key employment metrics and government programs, among other macroeconomic factors, can affect prepayment speeds. We believe our active portfolio management approach, including our asset selection process, positions us to respond to a variety of market scenarios. Although we are unable to predict future interest rate movements, our strategy of pairing MSR with Agency RMBS, with a focus on managing various associated risks, including interest rate, prepayment, credit, mortgage spread and financing risk, is intended to generate stable performance, relative to RMBS portfolios without MSR, with a low level of sensitivity to changes in the yield curve, prepayments and interest rate cycles.
The following table provides the three-month average CPR experienced by our Agency RMBS and MSR during the three months ended June 30, 2024, and the four immediately preceding quarters:

	Three Months Ended
	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023
Agency RMBS	7.3%	4.8%	5.2%	6.5%	6.5%
Mortgage servicing rights	5.3%	3.9%	3.8%	4.9%	5.5%

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
The following tables provide the carrying value of our Agency RMBS portfolio by underlying mortgage loan rate type:

	June 30, 2024
(dollars in thousands)	Principal/ Current Face	Carrying Value	Weighted Average CPR (1)	% Prepayment Protected	Gross Weighted Average Coupon Rate	Amortized Cost	Allowance for Credit Losses	Weighted Average Loan Age (months)
Agency RMBS AFS:
30-Year Fixed:
≤ 2.5%	$—	$—	—%	—%	—%	$—	$—	—
3.0%	229,783	197,342	3.3%	85.6%	3.7%	204,028	—	32
3.5%	63,939	56,797	5.5%	72.1%	4.3%	56,223	—	30
4.0%	611,645	564,337	3.8%	100.0%	4.6%	603,000	—	49
4.5%	2,235,092	2,131,271	7.9%	100.0%	5.1%	2,285,206	—	46
5.0%	1,844,662	1,799,654	7.7%	100.0%	5.8%	1,879,354	—	27
5.5%	1,193,859	1,184,262	6.9%	99.8%	6.4%	1,204,309	—	24
6.0%	1,119,195	1,129,094	7.0%	95.9%	6.9%	1,143,997	—	20
≥ 6.5%	461,403	472,700	—%	100.0%	7.5%	472,215	—	8
	7,759,578	7,535,457	7.5%	98.8%	5.8%	7,848,332	—	31
Other P&I	483,249	467,266	0.2%	—%	5.2%	475,927	—	16
Interest-only	548,000	23,290	7.7%	—%	5.5%	30,534	(2,893)	163
Agency Derivatives	149,152	9,382	9.0%	—%	6.6%	15,409	—	230
Total Agency RMBS	$8,939,979	$8,035,395		92.6%		$8,370,202	$(2,893)

	December 31, 2023
(dollars in thousands)	Principal/ Current Face	Carrying Value	Weighted Average CPR (1)	% Prepayment Protected	Gross Weighted Average Coupon Rate	Amortized Cost	Allowance for Credit Losses	Weighted Average Loan Age (months)
Agency RMBS AFS:
30-Year Fixed:
≤ 2.5%	$420,720	$359,801	3.6%	—%	3.3%	$359,188	$—	—
3.0%	237,874	211,852	2.6%	85.4%	3.7%	210,850	—	26
3.5%	125,647	115,675	2.0%	84.9%	4.3%	113,092	—	22
4.0%	503,451	479,715	5.2%	100.0%	4.6%	508,294	—	49
4.5%	2,331,021	2,281,535	5.2%	100.0%	5.1%	2,384,460	—	40
5.0%	2,084,422	2,078,510	3.6%	100.0%	5.8%	2,125,950	—	21
5.5%	1,358,288	1,370,920	5.4%	99.8%	6.4%	1,371,534	—	18
6.0%	779,560	795,963	6.1%	99.8%	6.9%	799,184	—	17
≥ 6.5%	8,448	8,853	7.4%	97.8%	7.8%	9,084	—	249
	7,849,431	7,702,824	4.7%	94.7%	5.5%	7,881,636	—	28
Other P&I	572,302	569,077	0.8%	—%	5.3%	564,336	—	9
Interest-only	840,723	51,098	5.3%	—%	4.3%	58,567	(3,619)	100
Agency Derivatives	163,735	12,246	8.0%	—%	6.7%	17,814	—	225
Total Agency RMBS	$9,426,191	$8,335,245		87.5%		$8,522,353	$(3,619)
____________________
(1)Weighted average actual one-month CPR released at the beginning of the following month based on RMBS held as of the preceding month-end.

Our MSR portfolio offers attractive spreads and has many risk reducing characteristics when paired with our Agency RMBS portfolio. The following table summarizes activity related to the unpaid principal balance, or UPB, of loans underlying our MSR portfolio for the three months ended June 30, 2024, and the four immediately preceding quarters:

	Three Months Ended
(in thousands)	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023
UPB at beginning of period	$213,596,880	$215,647,172	$218,662,270	$222,622,177	$212,444,503
Purchases of mortgage servicing rights	327,750	3,116,814	829,133	472,154	14,773,601
Sales of mortgage servicing rights	—	(1,430,294)	(61,612)	—	—
Scheduled payments	(1,639,278)	(1,645,501)	(1,639,884)	(1,639,871)	(1,594,693)
Prepaid	(2,872,850)	(2,110,763)	(2,127,341)	(2,786,904)	(2,993,493)
Other changes	(23,093)	19,452	(15,394)	(5,286)	(7,741)
UPB at end of period	$209,389,409	$213,596,880	$215,647,172	$218,662,270	$222,622,177

Counterparty exposure and leverage ratio
We monitor counterparty exposure amongst our broker, banking and lending counterparties on a daily basis. We believe our broker and banking counterparties are well-capitalized organizations, and we attempt to manage our cash balances across these organizations to reduce our exposure to any single counterparty.
As of June 30, 2024, we had entered into repurchase agreements with 37 counterparties, 19 of which had outstanding balances. In addition, we held short- and long-term borrowings under revolving credit facilities and unsecured convertible senior notes. As of June 30, 2024, the debt-to-equity ratio funding our Agency and non-Agency investment securities, MSR and servicing advances, which includes unsecured borrowings under convertible senior notes, was 4.5:1.0.

As of June 30, 2024, we held $624.2 million in cash and cash equivalents, approximately $4.0 million of unpledged Agency RMBS and $3.6 million of unpledged non-Agency securities. As a result, we had an overall estimated unused borrowing capacity on our unpledged securities of approximately $5.5 million. As of June 30, 2024, we held approximately $3.1 million of unpledged MSR and $1.3 million of unpledged servicing advances. Overall, on June 30, 2024, we had $213.8 million unused committed and $416.3 million unused uncommitted borrowing capacity on MSR financing facilities, and $90.7 million in unused committed borrowing capacity on servicing advance financing facilities. Generally, unused borrowing capacity may be the result of our election not to utilize certain financing, as well as delays in the timing in which funding is provided, insufficient collateral or the inability to meet lenders’ eligibility requirements for specific types of asset classes.
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

Summary of Results of Operations and Financial Condition
Our book value per common share for U.S. GAAP purposes was $15.19 at June 30, 2024, a decrease from $15.64 per common share at March 31, 2024, and a decrease from $15.21 per common share at December 31, 2023. The decline in book value for both the three and six months ended June 30, 2024 was primarily driven by net unrealized losses recognized on AFS securities and dividends declared, offset by net servicing and derivative income. Our comprehensive income attributable to common stockholders was $0.5 million and $89.8 million for the three and six months ended June 30, 2024, respectively, as compared to comprehensive income attributable to common stockholders of $31.5 million and comprehensive loss attributable to common stockholders of $31.8 million for the three and six months ended June 30, 2023, respectively.

The following table presents the components of our comprehensive income (loss) for the three and six months ended June 30, 2024 and 2023:

(in thousands, except share data)	Three Months Ended		Six Months Ended
Income Statement Data:	June 30,		June 30,
	2024	2023	2024	2023
	(unaudited)		(unaudited)
Net interest income (expense):
Interest income	$115,953	$117,762	$233,736	$234,355
Interest expense	154,207	159,561	314,207	302,051
Net interest expense	(38,254)	(41,799)	(80,471)	(67,696)
Net servicing income:
Servicing income	176,015	175,223	342,348	328,543
Servicing costs	4,475	25,190	11,594	53,556
Net servicing income	171,540	150,033	330,754	274,987
Other (loss) income:
(Loss) gain on investment securities	(22,437)	2,172	(33,412)	12,970
(Loss) gain on servicing asset	(22,857)	21,679	(11,845)	(6,400)
Gain (loss) on interest rate swap and swaption agreements	22,012	56,533	120,522	(25,621)
(Loss) gain on other derivative instruments	(750)	47,161	46,849	(108,610)
Other income	226	2,200	223	2,200
Total other (loss) income	(23,806)	129,745	122,337	(125,461)
Expenses:
Compensation and benefits	21,244	8,868	47,773	22,951
Other operating expenses	17,699	11,886	38,751	22,370
Total expenses	38,943	20,754	86,524	45,321
Income before income taxes	70,537	217,225	286,096	36,509
Provision for income taxes	14,201	19,780	26,172	15,872
Net income	56,336	197,445	259,924	20,637
Dividends on preferred stock	(11,784)	(12,115)	(23,568)	(24,480)
Gain on repurchase and retirement of preferred stock	—	2,454	644	2,454
Net income (loss) attributable to common stockholders	$44,552	$187,784	$237,000	$(1,389)
Basic earnings (loss) per weighted average common share	$0.43	$1.94	$2.27	$(0.02)
Diluted earnings (loss) per weighted average common share	$0.43	$1.80	$2.16	$(0.02)
Dividends declared per common share	$0.45	$0.45	$0.90	$1.05
Weighted average number of shares of common stock:
Basic	103,555,755	96,387,877	103,478,847	94,492,389
Diluted	103,910,812	106,062,378	113,136,629	94,492,389
Comprehensive income (loss):
Net income	$56,336	$197,445	$259,924	$20,637
Other comprehensive loss:
Unrealized loss on available-for-sale securities	(44,073)	(156,306)	(147,151)	(30,375)
Other comprehensive loss	(44,073)	(156,306)	(147,151)	(30,375)
Comprehensive income (loss)	12,263	41,139	112,773	(9,738)
Dividends on preferred stock	(11,784)	(12,115)	(23,568)	(24,480)
Gain on repurchase and retirement of preferred stock	—	2,454	644	2,454
Comprehensive income (loss) attributable to common stockholders	$479	$31,478	$89,849	$(31,764)

(in thousands)	June 30, 2024	December 31, 2023
Balance Sheet Data:
Available-for-sale securities	$8,029,955	$8,327,149
Mortgage servicing rights	$3,065,415	$3,052,016
Total assets	$12,849,717	$13,138,800
Repurchase agreements	$8,434,910	$8,020,207
Revolving credit facilities	$1,279,271	$1,329,171
Term notes payable	$—	$295,271
Convertible senior notes	$259,412	$268,582
Total stockholders’ equity	$2,195,297	$2,203,390

Results of Operations
Interest Income
Interest income decreased slightly from $117.8 million and $234.4 million for the three and six months ended June 30, 2023, respectively, to $116.0 million and $233.7 million for the same periods in 2024 due to a decrease in Agency RMBS portfolio size, offset by lower amortization recognized on Agency RMBS due to lower unamortized premium and higher interest on reverse repurchase agreements and cash balances as a result of the higher interest rate environment.
Interest Expense
Interest expense decreased slightly from $159.6 million for the three months ended June 30, 2023 to $154.2 million for the same period in 2024 due to lower borrowing balances on both AFS securities and MSR, offset by increases in interest rates. Interest expense increased from $302.1 million for the six months ended June 30, 2023 to $314.2 million for the same period in 2024 due to increases in interest rates, offset by lower borrowing balances on both AFS securities and MSR.
Net Interest Income
The following tables present the components of interest income and average net asset yield earned by asset type, the components of interest expense and average cost of funds on borrowings incurred by collateral type, and net interest income and average net interest spread for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
(dollars in thousands)	Average Balance (1)	Interest Income/Expense	Net Yield/Cost of Funds	Average Balance (1)	Interest Income/Expense	Net Yield/Cost of Funds
Interest-earning assets:
Available-for-sale securities	$8,300,435	$99,211	4.8%	$8,434,340	$199,816	4.7%
Reverse repurchase agreements	349,962	4,700	5.4%	347,980	9,359	5.4%
Other		12,042			24,561
Total interest income/net asset yield	$8,650,397	$115,953	5.4%	$8,782,320	$233,736	5.3%
Interest-bearing liabilities:
Borrowings collateralized by:
Available-for-sale securities	$7,734,155	$107,110	5.5%	$7,860,547	$219,463	5.6%
Agency Derivatives (2)	5,961	91	6.1%	7,177	221	6.2%
Mortgage servicing rights and advances (3)	1,887,241	42,421	9.0%	1,888,176	85,313	9.0%
U.S. Treasuries (4)	—	—	—%	—	—	—%
Unsecured borrowings:
Convertible senior notes	265,930	4,579	6.9%	267,381	9,198	6.9%
Other		6			12
Total interest expense/cost of funds	$9,893,287	$154,207	6.2%	$10,023,281	$314,207	6.3%
Net interest expense/spread		$(38,254)	(0.8)%		$(80,471)	(1.0)%

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
(dollars in thousands)	Average Balance (1)	Interest Income/Expense	Net Yield/Cost of Funds	Average Balance (1)	Interest Income/Expense	Net Yield/Cost of Funds
Interest-earning assets:
Available-for-sale securities	$8,960,056	$104,195	4.7%	$8,804,217	$201,233	4.6%
Reverse repurchase agreements	293,309	3,655	5.0%	555,045	12,217	4.4%
Other		9,912			20,905
Total interest income/net asset yield	$9,253,365	$117,762	5.1%	$9,359,262	$234,355	5.0%
Interest-bearing liabilities:
Borrowings collateralized by:
Available-for-sale securities	$8,533,628	$111,090	5.2%	$8,357,370	$203,113	4.9%
Agency Derivatives (2)	12,295	175	5.7%	12,379	334	5.4%
Mortgage servicing rights and advances (3)	2,001,554	43,552	8.7%	1,940,279	82,447	8.5%
U.S. Treasuries (4)	4,412	52	4.7%	288,090	6,629	4.6%
Unsecured borrowings:
Convertible senior notes	272,753	4,692	6.9%	277,741	9,528	6.9%
Other		—			—
Total interest expense/cost of funds	$10,824,642	$159,561	5.9%	$10,875,859	$302,051	5.6%
Net interest income/spread		$(41,799)	(0.8)%		$(67,696)	(0.6)%
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

The increase in yields on AFS securities for the three and six months ended June 30, 2024, as compared to the same periods in 2023 was driven by net purchases of AFS securities with lower unamortized premiums. The increase in cost of funds associated with the financing of AFS securities for the three and six months ended June 30, 2024, as compared to the same periods in 2023, was due to rising interest rates.
The increase in yields on reverse repurchase agreements for the three and six months ended June 30, 2024, as compared to the same periods in 2023, was the result of rising interest rates. However, for the three and six months ended June 30, 2023, these yields were offset by the cost of financing the associated repurchase agreements collateralized by U.S. Treasury securities. We did not hold any repurchase agreements collateralized by U.S. Treasury securities during the three and six months ended June 30, 2024.
The increase in cost of funds associated with the financing of Agency Derivatives for the three and six months ended June 30, 2024, as compared to the same periods in 2023, was the result of rising interest rates.
The increase in cost of funds associated with the financing of MSR assets and related servicing advance obligations for the three and six months ended June 30, 2024, as compared to the same periods in 2023, was the result of rising interest rates and a greater portion of MSR financing from revolving credit facilities and repurchases agreements versus term notes. Revolving credit facilities and repurchase agreement financing on average carry higher floating rate spreads than MSR term notes. During the three months ended September 30, 2023, we repurchased $104.2 million principal amount of our outstanding MSR term notes in open market transactions. These repurchased MSR term note bonds were then financed via existing master repurchase agreements. During the three and six months ended June 30, 2024, the outstanding term notes matured and were repaid in full. We have one revolving credit facility in place to finance our servicing advance obligations, which are included in other assets on our condensed consolidated balance sheets.
The cost of funds associated with our convertible senior notes for the three and six months ended June 30, 2024, as compared to the same periods in 2023, was consistent.

The following table presents the components of the yield earned on our AFS securities portfolio as a percentage of our average amortized cost of securities for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2024	2023	2024	2023
Gross yield/stated coupon	4.9%	5.0%	4.9%	4.9%
Net (premium amortization) discount accretion	(0.1)%	(0.3)%	(0.2)%	(0.3)%
Net yield	4.8%	4.7%	4.7%	4.6%

Net Servicing Income
The following table presents the components of net servicing income for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2024	2023	2024	2023
Servicing fee income	$139,361	$144,370	$273,681	$273,607
Ancillary and other fee income	4,435	1,391	8,292	1,760
Float income	32,219	29,462	60,375	53,176
Total servicing income	176,015	175,223	342,348	328,543
Total servicing costs	4,475	25,190	11,594	53,556
Net servicing income	$171,540	$150,033	$330,754	$274,987

The increase in servicing income for the three and six months ended June 30, 2024, as compared to the same periods in 2023, was primarily due to higher float income as a result of the higher interest rate environment and higher ancillary and other fee income as a result of the acquisition of RoundPoint. For the three months ended June 30, 2024, as compared to the same period in 2023, the increase in ancillary and float income was partially offset by lower servicing fee income as a result of MSR portfolio runoff. The decrease in servicing costs during the three and six months ended June 30, 2024, as compared to the same periods in 2023, was the result of lower third-party subservicing fees due to the acquisition of RoundPoint.
(Loss) Gain On Investment Securities
The following table presents the components of (loss) gain on investment securities for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2024	2023	2024	2023
Proceeds from sales	$472,323	$215,054	$805,405	$1,575,796
Amortized cost of securities sold	(494,316)	(218,383)	(837,561)	(1,611,867)
Total realized losses on sales	(21,993)	(3,329)	(32,156)	(36,071)
(Provision for) reversal of provision for credit losses	(171)	(23)	(251)	119
Other	(273)	5,524	(1,005)	48,922
(Loss) gain on investment securities	$(22,437)	$2,172	$(33,412)	$12,970

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
(Loss) Gain On Servicing Asset
The following table presents the components of (loss) gain on servicing asset for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2024	2023	2024	2023
Changes in fair value due to changes in valuation inputs or assumptions used in the valuation model	$40,173	$82,196	$94,603	$102,617
Changes in fair value due to realization of cash flows (runoff)	(62,990)	(60,517)	(111,758)	(108,178)
(Losses) gains on sales	(40)	—	5,310	(839)
(Loss) gain on servicing asset	$(22,857)	$21,679	$(11,845)	$(6,400)

The increase in loss (decrease in gain) on servicing asset for the three and six months ended June 30, 2024, as compared to the same periods in 2023, was primarily driven by lower favorable change in valuation assumptions used in the fair valuation of MSR and higher portfolio runoff.
Gain (Loss) On Interest Rate Swap And Swaption Agreements
The following table summarizes the net interest spread and gains and losses associated with our interest rate swap and swaption positions recognized during the three and six months ended June 30, 2024 and 2023:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2024	2023	2024	2023
Net interest spread	$15,015	$3,452	$29,310	$7,063
Early termination, agreement maturation and option expiration gains (losses)	2,388	—	16,278	(18,580)
Change in unrealized gain (loss) on interest rate swap and swaption agreements, at fair value	4,609	53,081	74,934	(14,104)
Gain (loss) on interest rate swap and swaption agreements	$22,012	$56,533	$120,522	$(25,621)

Net interest spread recognized for the accrual and/or settlement of the net interest expense associated with our interest rate swaps results from receiving either a floating interest rate (OIS or SOFR) or a fixed interest rate and paying either a fixed interest rate or a floating interest rate (OIS or SOFR) on positions held to economically hedge/mitigate portfolio interest rate exposure (or duration) risk. We may elect to terminate certain swaps and swaptions to align with our investment portfolio, agreements may mature or options may expire resulting in full settlement of our net interest spread asset/liability and the recognition of realized gains and losses, including early termination penalties. The change in fair value of interest rate swaps and swaptions during the three and six months ended June 30, 2024 and 2023 was a result of changes to floating interest rates (OIS or SOFR), the swap curve and corresponding counterparty borrowing rates. Since swaps and swaptions are used for purposes of hedging our interest rate exposure, their unrealized valuation gains and losses (excluding the reversal of unrealized gains and losses to realized gains and losses upon termination, maturation or option expiration) are generally offset by unrealized losses and gains in our Agency RMBS AFS portfolio, which are recorded either directly to stockholders’ equity through other comprehensive loss or to (loss) gain on investment securities, in the case of certain AFS securities for which we have elected the fair value option.

(Loss) Gain On Other Derivative Instruments
The following table provides a summary of the total net gains (losses) recognized on other derivative instruments we hold for purposes of both hedging and non-hedging activities, principally TBAs, futures, options on futures, and inverse interest-only securities during the three and six months ended June 30, 2024 and 2023:

	Three Months Ended		Six Months Ended
(in thousands)	June 30,		June 30,
	2024	2023	2024	2023
TBAs	$(27,331)	$(77,083)	$(86,511)	$(94,247)
Futures	26,678	126,923	135,614	(13,164)
Options on futures	—	—	(127)	—
Inverse interest-only securities	(97)	(2,679)	(2,127)	(1,199)
(Loss) gain on other derivative instruments	$(750)	$47,161	$46,849	$(108,610)

For further details regarding our use of derivative instruments and related activity, refer to Note 8 - Derivative Instruments and Hedging Activities to the condensed consolidated financial statements, included in this Quarterly Report on Form 10-Q.

Expenses
The following table presents the components of expenses for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2024	2023	2024	2023
Compensation and benefits:
Non-cash equity compensation expenses	$1,643	$1,735	$7,726	$7,787
All other compensation and benefits	19,601	7,133	40,047	15,164
Total compensation and benefits	$21,244	$8,868	$47,773	$22,951
Other operating expenses:
Certain operating expenses (1)	$(624)	$7,134	$574	$12,552
All other operating expenses	18,323	4,752	38,177	9,818
Total other operating expenses	$17,699	$11,886	$38,751	$22,370
Annualized operating expense ratio	7.0%	3.8%	7.8%	4.0%
Annualized operating expense ratio, excluding non-cash equity compensation and certain operating expenses (1)	6.8%	2.2%	7.0%	2.2%
____________________
(1)Certain operating expenses predominantly consists of expenses incurred in connection with the Company’s ongoing litigation with PRCM Advisers, as discussed within Note 16 to the condensed consolidated financial statements, included under Item 1 of this Quarterly Report on Form 10-Q. It also includes certain transaction expenses incurred in connection with the Company’s acquisition of RoundPoint.

The increase in total operating expenses during the three and six months ended June 30, 2024, as compared to the same periods in 2023, was driven by the addition of RoundPoint’s compensation, benefits, operating and loan level expenses, offset by lower expenses incurred in connection with the Company’s ongoing litigation with PRCM Advisers.

Income Taxes
During the three and six months ended June 30, 2024, we recognized a provision for income taxes of $14.2 million and $26.2 million, respectively, which was primarily due to net income from MSR servicing activities and net gains recognized on MSR, offset by operating expenses incurred in our TRSs. During the three and six months ended June 30, 2023, we recognized a provision for income taxes of $19.8 million and $15.9 million, respectively. The provision recognized for the three months ended June 30, 2023 was primarily due to net income from MSR servicing activities and net gains recognized on MSR, offset by net losses recognized on derivative instruments and operating expenses incurred in our TRSs. The provision recognized for the six months ended June 30, 2023 was primarily due to net income from MSR servicing activities, offset by net losses recognized on MSR and derivative instruments as well as operating expenses incurred in our TRSs.
Other Comprehensive Loss
The following table provides a summary of the components of other comprehensive loss during the three and six months ended June 30, 2024 and 2023:

	Three Months Ended		Six Months Ended
(in thousands)	June 30,		June 30,
	2024	2023	2024	2023
Unrealized losses on available-for-sale securities	$(53,466)	$(156,306)	$(163,124)	$(93,597)
Realized losses on sales of available-for-sale securities reclassified to (loss) gain on investment securities	9,393	—	15,973	63,222
Other comprehensive loss	$(44,073)	$(156,306)	$(147,151)	$(30,375)

With our accounting treatment for AFS securities, unrealized fluctuations in the market values of AFS securities, excluding certain AFS securities for which we have elected the fair value option and securities with an allowance for credit losses, are recorded directly to stockholders’ equity through other comprehensive loss. Additionally, we reclassify unrealized gains and losses on AFS securities in accumulated other comprehensive loss to net income upon the recognition of any realized gains and losses on sales as individual securities are sold. Fluctuations in other comprehensive loss are driven by changes in fair value assumptions and the reclassification of unrealized gains and losses to realized gains and losses upon sale.

Financial Condition
Available-for-Sale Securities, at Fair Value
The majority of our AFS investment securities portfolio is comprised of fixed rate Agency mortgage-backed securities backed by single-family and multi-family mortgage loans. We also hold $3.9 million in tranches of mortgage-backed and asset-backed P&I and interest-only non-Agency securities. All of our P&I Agency RMBS AFS are Fannie Mae or Freddie Mac mortgage pass-through certificates or collateralized mortgage obligations, or Ginnie Mae mortgage pass-through certificates, which are backed by the guarantee of the U.S. government. The majority of our Agency RMBS portfolio is comprised of whole pool certificates.
The tables below summarizes certain characteristics of our Agency RMBS AFS at June 30, 2024:

	June 30, 2024
(dollars in thousands, except purchase price)	Principal/ Current Face	Net (Discount) Premium	Amortized Cost	Allowance for Credit Losses	Unrealized Gain	Unrealized Loss	Carrying Value	Weighted Average Coupon Rate	Weighted Average Purchase Price
P&I securities	$8,242,827	$81,432	$8,324,259	$—	$3,898	$(325,434)	$8,002,723	5.00%	$101.28
Interest-only securities	548,000	30,534	30,534	(2,893)	416	(4,767)	23,290	2.22%	$22.31
Total	$8,790,827	$111,966	$8,354,793	$(2,893)	$4,314	$(330,201)	$8,026,013

Mortgage Servicing Rights, at Fair Value
One of our wholly owned subsidiaries, TH MSR Holdings, has approvals from Fannie Mae and Freddie Mac to own and manage MSR, which represent the right to control the servicing of residential mortgage loans. TH MSR Holdings acquires MSR from third-party originators through flow and bulk purchases, as well as through the recapture of MSR on loans in its MSR portfolio that refinance. As of June 30, 2024, our MSR had a fair market value of $3.1 billion.

As of June 30, 2024, our MSR portfolio included MSR on 833,583 loans with an unpaid principal balance of approximately $209.4 billion. The following table summarizes certain characteristics of the loans underlying our MSR by gross weighted average coupon rate types and ranges at June 30, 2024:

	June 30, 2024
(dollars in thousands)	Number of Loans	Unpaid Principal Balance	Weighted Average Gross Coupon Rate	Weighted Average Current Loan Size	Weighted Average Loan Age (months)	Weighted Average Original FICO	Weighted Average Original LTV	60+ Day Delinquencies	3-Month CPR	Net Servicing Fee (bps)
30-Year Fixed:
≤ 3.25%	296,456	$92,418,078	2.8%	$369	41	768	70.2%	0.3%	4.3%	25.1
> 3.25 - 3.75%	143,056	36,644,095	3.4%	325	54	753	72.9%	0.8%	5.6%	25.2
> 3.75 - 4.25%	103,144	21,176,633	3.9%	270	76	752	74.9%	1.1%	6.2%	25.5
> 4.25 - 4.75%	57,644	10,471,074	4.4%	260	75	739	75.7%	1.8%	6.6%	25.3
> 4.75 - 5.25%	40,208	9,405,809	4.9%	354	44	746	77.5%	1.4%	5.6%	25.2
> 5.25%	64,327	18,148,292	6.0%	384	24	746	76.9%	1.5%	6.6%	26.5
	704,835	188,263,981	3.6%	344	48	758	72.6%	0.8%	5.2%	25.3
15-Year Fixed:
≤ 2.25%	22,365	5,590,592	2.0%	296	38	777	57.3%	0.2%	4.6%	25.0
> 2.25 - 2.75%	37,634	7,542,917	2.4%	248	41	772	58.2%	0.1%	5.3%	25.0
> 2.75 - 3.25%	32,873	4,185,623	2.9%	183	67	765	60.1%	0.2%	7.9%	25.3
> 3.25 - 3.75%	18,447	1,715,907	3.4%	143	80	756	62.7%	0.5%	8.8%	25.4
> 3.75 - 4.25%	8,648	688,328	3.9%	135	75	741	62.8%	0.8%	8.1%	25.3
> 4.25%	6,483	775,069	5.0%	224	36	742	61.6%	0.8%	10.0%	28.2
	126,450	20,498,436	2.6%	234	50	769	59.0%	0.2%	6.2%	25.2
Total ARMs	2,298	626,992	4.9%	369	56	761	70.5%	0.8%	13.3%	25.5
Total	833,583	$209,389,409	3.5%	$333	48	759	71.2%	0.7%	5.3%	25.3

Financing
Our borrowings consist primarily of repurchase agreements, revolving credit facilities and convertible senior notes. Repurchase agreements and revolving credit facilities are collateralized by our pledge of AFS securities, derivative instruments, MSR, servicing advances and certain cash balances. Substantially all of our Agency RMBS are currently pledged as collateral for repurchase agreements. Additionally, a substantial portion of our MSR is currently pledged as collateral for repurchase agreements and revolving credit facilities, and a portion of our servicing advances have been pledged as collateral for revolving credit facilities. In connection with our securitization of MSR, a variable funding note, or VFN, was issued to one of our subsidiaries. We have one repurchase facility that is secured by the VFN, which is collateralized by our MSR. Finally, our convertible senior notes due 2026 are unsecured and pay interest semiannually at a rate of 6.25% per annum.

At June 30, 2024, borrowings under repurchase agreements, revolving credit facilities and convertible senior notes had the following characteristics:

(dollars in thousands)	June 30, 2024
Borrowing Type	Amount Outstanding	Weighted Average Borrowing Rate	Weighted Average Years to Maturity
Repurchase agreements	$8,434,910	5.69%	0.3
Revolving credit facilities	1,279,271	8.45%	1.7
Convertible senior notes (1)	259,412	6.25%	1.5
Total	$9,973,593	6.06%	0.6

(dollars in thousands)	June 30, 2024
Collateral Type	Amount Outstanding	Weighted Average Borrowing Rate	Weighted Average Haircut on Collateral Value
Agency RMBS	$7,829,302	5.48%	3.7%
Non-Agency securities	217	6.13%	44.2%
Agency Derivatives	5,391	5.98%	17.1%
Mortgage servicing rights	1,819,971	8.48%	31.9%
Mortgage servicing advances	59,300	8.01%	12.8%
Other (1)	259,412	6.25%	N/A
Total	$9,973,593	6.06%	8.8%
____________________
(1)Includes unsecured convertible senior notes due 2026 paying interest semiannually at a rate of 6.25% per annum on the aggregate principal amount of $261.9 million.

As of June 30, 2024, the debt-to-equity ratio funding our AFS securities, MSR, servicing advances and Agency Derivatives, which includes unsecured borrowings under convertible senior notes, was 4.5:1.0. Our Agency RMBS, given their liquidity and high credit quality, are eligible for higher levels of leverage, while MSR, with less liquidity and/or more exposure to prepayment risk, utilize lower levels of leverage. Generally, our debt-to-equity ratio is directly correlated to the composition of our portfolio; typically, the higher the percentage of Agency RMBS we hold, the higher our debt-to-equity ratio will be. However, in addition to portfolio mix, our debt-to-equity ratio is a function of many other factors, including the liquidity of our portfolio, the availability and price of our financing, the diversification of our counterparties and their available capacity to finance our assets, and anticipated regulatory developments. We may alter the percentage allocation of our portfolio among our target assets depending on the relative value of the assets that are available to purchase from time to time, including at times when we are deploying proceeds from offerings we conduct. We believe the current degree of leverage within our portfolio helps ensure that we have access to unused borrowing capacity, thus supporting our liquidity and the strength of our balance sheet.

The following table provides a summary of our borrowings under repurchase agreements (excluding those collateralized by U.S. Treasuries), revolving credit facilities, term notes payable and convertible senior notes and our debt-to-equity ratios for the three months ended June 30, 2024, and the four immediately preceding quarters:

(dollars in thousands)
For the Three Months Ended	Quarterly Average	End of Period Balance	Maximum Balance of Any Month-End	End of Period Total Borrowings to Equity Ratio	End of Period Net Long (Short) TBA Cost Basis	End of Period Net Payable (Receivable) for Unsettled RMBS	End of Period Economic Debt-to-Equity Ratio (1)
June 30, 2024	$9,893,287	$9,973,593	$9,973,593	4.5:1.0	$4,950,762	$—	6.8:1.0
March 31, 2024	$10,153,275	$10,283,782	$10,352,896	4.6:1.0	$3,421,932	$(213,264)	6.0:1.0
December 31, 2023	$10,449,060	$9,913,231	$10,984,022	4.5:1.0	$3,170,548	$196,644	6.0:1.0
September 30, 2023	$11,058,648	$11,087,145	$11,138,859	5.2:1.0	$2,147,540	$—	6.3:1.0
June 30, 2023	$10,820,230	$11,189,689	$11,189,689	5.0:1.0	$2,905,852	$54,739	6.4:1.0
____________________
(1)Defined as total borrowings under repurchase agreements (excluding those collateralized by U.S. Treasuries), revolving credit facilities, term notes payable and convertible senior notes, plus implied debt on net TBA cost basis and net payable (receivable) for unsettled RMBS, divided by total equity.

Equity
The following table provides details of our changes in stockholders’ equity from March 31, 2024 to June 30, 2024.

(in millions, except per share amounts)	Book Value	Common Shares Outstanding	Common Book Value Per Share
Common stockholders’ equity at March 31, 2024	$1,618.3	103.5	$15.64
Net income	56.3
Other comprehensive loss	(44.0)
Comprehensive income	12.3
Dividends on preferred stock	(11.8)
Comprehensive income attributable to common stockholders	0.5
Dividends on common stock	(46.9)
Other	1.6	0.1
Balance before capital transactions	1,573.5	103.6
Issuance of common stock, net of offering costs	—	—
Common stockholders’ equity at June 30, 2024	$1,573.5	103.6	$15.19
Total preferred stock liquidation preference	621.8
Total stockholders’ equity at June 30, 2024	$2,195.3

Liquidity and Capital Resources
Our liquidity and capital resources are managed and forecasted on a daily basis. We believe this ensures that we have sufficient liquidity to absorb market events that could negatively impact collateral valuations and result in margin calls. We also believe that it gives us the flexibility to manage our portfolio to take advantage of market opportunities.
Our principal sources of cash consist of borrowings under repurchase agreements, revolving credit facilities, payments of principal and interest we receive on our target assets, cash generated from our operating results, and proceeds from capital market transactions. We typically use cash to repay principal and interest on our borrowings, to purchase our target assets, to make dividend payments on our capital stock, and to fund our operations. To the extent that we raise additional equity capital through capital market transactions, we anticipate using cash proceeds from such transactions to purchase our target assets and for other general corporate purposes. Such general corporate purposes may include the refinancing or repayment of debt, the repurchase or redemption of common and preferred equity securities, and other capital expenditures.

As of June 30, 2024, we held $624.2 million in cash and cash equivalents available to support our operations; $11.1 billion of AFS securities, MSR, and derivative assets held at fair value; and $10.0 billion of outstanding debt in the form of repurchase agreements, borrowings under revolving credit facilities and convertible senior notes. During the three months ended June 30, 2024, the debt-to-equity ratio funding our Agency and non-Agency investment securities, MSR and servicing advances, which includes unsecured borrowings under convertible senior notes, decreased from 4.6:1.0 to 4.5:1.0, which was predominantly driven by a decrease in financing on Agency RMBS as a result of sales of the corresponding assets. During the six months ended June 30, 2024, the debt-to-equity ratio funding our Agency and non-Agency investment securities, MSR and servicing advances remained consistent at 4.5:1.0. During the three and six months ended June 30, 2024, our economic debt-to-equity ratio funding our Agency and non-Agency investment securities, MSR and servicing advances, which includes unsecured borrowings under convertible senior notes, implied debt on net TBA cost basis and net payable (receivable) for unsettled RMBS, increased from 6.0:1.0 to 6.8:1.0 and 6.0:1.0 to 6.8:1.0, respectively.
As of June 30, 2024, we held approximately $4.0 million of unpledged Agency RMBS and $3.6 million of unpledged non-Agency securities. As a result, we had an overall estimated unused borrowing capacity on unpledged securities of approximately $5.5 million. As of June 30, 2024, we held approximately $3.1 million of unpledged MSR and $1.3 million of unpledged servicing advances. Overall, on June 30, 2024, we had $213.8 million unused committed and $416.3 million unused uncommitted borrowing capacity on MSR financing facilities, and $90.7 million in unused committed borrowing capacity on servicing advance financing facilities. Generally, unused borrowing capacity may be the result of our election not to utilize certain financing, as well as delays in the timing in which funding is provided, insufficient collateral or the inability to meet lenders’ eligibility requirements for specific types of asset classes. On a daily basis, we monitor and forecast our available, or excess, liquidity. Additionally, we frequently perform shock analyses against various market events to monitor the adequacy of our excess liquidity.
During the six months ended June 30, 2024, we did not experience any material issues accessing our funding sources. We expect ongoing sources of financing to be primarily repurchase agreements, revolving credit facilities, convertible notes and similar financing arrangements. We plan to finance our assets with a moderate amount of leverage, the level of which may vary based upon the particular characteristics of our portfolio and market conditions.
As of June 30, 2024, we had master repurchase agreements in place with 37 counterparties (lenders), the majority of which are U.S. domiciled financial institutions, and we continue to evaluate additional counterparties to manage and optimize counterparty risk. Under our repurchase agreements, we are required to pledge additional assets as collateral to our lenders when the estimated fair value of the existing pledged collateral under such agreements declines and such lenders, through a margin call, demand additional collateral. Lenders generally make margin calls because of a perceived decline in the value of our assets collateralizing the repurchase agreements. This may occur following the monthly principal reduction of assets due to scheduled amortization and prepayments on the underlying mortgages, or may be caused by changes in market interest rates, a perceived decline in the market value of the investments and other market factors. To cover a margin call, we may pledge additional assets or cash. At maturity, any cash on deposit as collateral is generally applied against the repurchase agreement balance, thereby reducing the amount borrowed. Should the value of our assets suddenly decrease, significant margin calls on our repurchase agreements could result, causing an adverse change in our liquidity position.

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

(dollars in thousands)
June 30, 2024
Expiration Date (1)	Amount Outstanding	Unused Committed Capacity (2)	Unused Uncommitted Capacity	Total Capacity	Eligible Collateral
March 31, 2026	$683,731	$—	$216,269	$900,000	Mortgage servicing rights
March 8, 2027	$292,140	$57,860	$150,000	$500,000	Mortgage servicing rights (3)
September 30, 2024	$244,100	$155,900	$—	$400,000	Mortgage servicing rights
May 22, 2026	$600,000	$—	$50,000	$650,000	Mortgage servicing rights (4)
June 14, 2026	$59,300	$90,700	$—	$150,000	Mortgage servicing advances
____________________
(1)The facilities are set to mature on the stated expiration date, unless extended pursuant to their terms.
(2)Represents unused capacity amounts to which commitment fees are charged.
(3)The revolving period of this facility ceases on March 8, 2026, at which time the facility starts a 12-month amortization period.
(4)This repurchase facility is secured by a VFN issued in connection with our previous securitization of MSR, which is collateralized by our MSR. During the three months ended June 30, 2024, this repurchase facility was amended to prescribe a reduction in the total capacity to $500.0 million starting August 22, 2024.

We are subject to a variety of financial covenants under our lending agreements. The following represent the most restrictive financial covenants across our lending agreements as of June 30, 2024:
•Total indebtedness to tangible net worth must be less than 8.0:1.0. As of June 30, 2024, our total indebtedness to tangible net worth, as defined, was 4.8:1.0.
•Cash liquidity must be greater than $200.0 million. As of June 30, 2024, our liquidity, as defined, was $624.2 million.
•Net worth must be greater than the higher of $1.5 billion or 50% of the highest net worth during the 24 calendar months prior. As of June 30, 2024, 50% of the highest net worth during the 24 calendar months prior, as defined, was $1.2 billion and our net worth, as defined, was $2.2 billion.
We are also subject to additional financial covenants in connection with various other agreements we enter into in the normal course of our business. We intend to continue to operate in a manner which complies with all of our financial covenants.
The following table summarizes assets at carrying values that were pledged or restricted as collateral for the future payment obligations of repurchase agreements, revolving credit facilities, term notes payable and derivative instruments at June 30, 2024 and December 31, 2023:

(in thousands)	June 30, 2024	December 31, 2023
Available-for-sale securities, at fair value	$8,025,226	$8,126,028
Mortgage servicing rights, at fair value	3,062,328	3,047,890
Restricted cash	99,031	12,575
Due from counterparties	22,542	36,420
Derivative assets, at fair value	6,497	11,877
Other assets	103,056	79,749
Total	$11,318,680	$11,314,539

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
We cannot predict the timing and impact of future sales of our assets, if any. Because many of our assets are financed with repurchase agreements and revolving credit facilities, a significant portion of the proceeds from sales of our assets (if any), prepayments and scheduled amortization are used to repay balances under these financing sources.
The following table provides the maturities of our repurchase agreements, revolving credit facilities, term notes payable and convertible senior notes as of June 30, 2024 and December 31, 2023:

(in thousands)	June 30, 2024	December 31, 2023
Within 30 days	$1,655,894	$2,833,162
30 to 59 days	1,483,358	1,918,818
60 to 89 days	1,840,356	2,059,438
90 to 119 days	1,874,544	994,789
120 to 364 days	1,224,858	833,571
One to three years	1,894,583	1,273,453
Total	$9,973,593	$9,913,231

For the three months ended June 30, 2024, our restricted and unrestricted cash balance increased approximately $48.4 million to $786.8 million at June 30, 2024. The cash movements can be summarized by the following:
•Cash flows from operating activities. For the three months ended June 30, 2024, operating activities increased our cash balances by approximately $143.7 million, primarily driven by our financial results for the quarter.
•Cash flows from investing activities. For the three months ended June 30, 2024, investing activities increased our cash balances by approximately $274.0 million, driven by net sales of AFS securities (including some first quarter sales that settled during the second quarter) and net proceeds from reverse repurchase agreements, offset by purchases of MSR and net sales/short sales of derivative instruments.
•Cash flows from financing activities. For the three months ended June 30, 2024, financing activities decreased our cash balance by approximately $369.2 million, primarily driven by a decrease in AFS securities repurchase agreement financing as a result of sales of the corresponding assets, the maturity and repayment of our term notes, paydowns on our revolving credit facilities, the payment of first quarter dividends and repurchases of our convertible senior notes, offset by an increase in MSR repurchase agreement financing.

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
We perform interest rate sensitivity analyses on various measures of our financial results and condition by examining how our assets, financing and hedges will perform in various interest rate “shock” scenarios. Two of these measures are presented below in more detail. The first measure is change in annualized net interest income over the next 12 months, including interest spread from our interest rate swaps and float income from custodial accounts associated with our MSR. The second measure is change in value of financial position, including the value of our derivative assets and liabilities. All changes in value are measured as the change from the June 30, 2024 financial position. All projected changes in annualized net interest income are measured as the change from the projected annualized net interest income based off current performance returns.
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

The following interest rate sensitivity table displays the potential impact of instantaneous, parallel changes in interest rates of +/- 25 and +/- 50 bps on annualized net interest income and portfolio value, based on our interest sensitive financial instruments at June 30, 2024. The preceding discussion shows that the results for the 25 bps move scenarios are the best representation of our interest rate exposure, followed by those for the 50 bps move scenarios. This hierarchy reflects our localized approach to managing interest rate risk: monitoring rates and rebalancing our hedges on a day-to-day basis, where rate moves only rarely exceed 25 bps in either direction.

	Changes in Interest Rates
(dollars in thousands)	-50 bps	-25 bps	+25 bps	+50 bps
Change in annualized net interest income (1):	$(6,950)	$(3,516)	$3,495	$7,043
% change in net interest income (1)	(4.4)%	(2.2)%	2.2%	4.5%
Change in value of financial position:
Available-for-sale securities	$205,059	$104,266	$(107,702)	$(218,456)
As a % of common equity	13.0%	6.6%	(6.8)%	(13.9)%
Mortgage servicing rights (2)	$(82,323)	$(39,269)	$28,751	$52,998
As a % of common equity (2)	(5.2)%	(2.5)%	1.8%	3.4%
Derivatives, net	$(144,122)	$(68,964)	$62,347	$117,889
As a % of common equity	(9.2)%	(4.4)%	4.0%	7.5%
Reverse repurchase agreements	$73	$37	$(37)	$(73)
As a % of common equity	—%	—%	—%	—%
Repurchase agreements	$(5,633)	$(2,816)	$2,817	$5,633
As a % of common equity	(0.3)%	(0.2)%	0.2%	0.3%
Revolving credit facilities	$(346)	$(173)	$172	$344
As a % of common equity	—%	—%	—%	—%
Convertible senior notes	$(1,006)	$(502)	$499	$994
As a % of common equity	(0.1)%	—%	—%	0.1%
Total Net Assets	$(28,298)	$(7,421)	$(13,153)	$(40,671)
As a % of total assets	(0.2)%	(0.1)%	(0.1)%	(0.3)%
As a % of common equity	(1.8)%	(0.5)%	(0.8)%	(2.6)%
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

Certain assumptions have been made in connection with the calculation of the information set forth in the foregoing interest rate sensitivity table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at June 30, 2024. As discussed, the analysis utilizes assumptions and estimates based on our experience and judgment. Furthermore, future purchases and sales of assets could materially change our interest rate risk profile.
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

Item 4. Controls and Procedures
A review and evaluation was performed by our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that review and evaluation, the CEO and CFO have concluded that our current disclosure controls and procedures, as designed and implemented, were effective as of June 30, 2024. Although our CEO and CFO have determined our disclosure controls and procedures were effective at the end of the period covered by this Quarterly Report on Form 10-Q, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the company to disclose material information otherwise required to be set forth in the reports we submit under the Exchange Act.
There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
There have been no material changes to the risk factors set forth under the heading “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023. The materialization of any risks and uncertainties identified in our Forward-Looking Statements contained in this Quarterly Report on Form 10-Q, together with those previously disclosed in the Annual Report on Form 10-K or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations, and cash flows. See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements” in this Quarterly Report on Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)None.
(b)None.
(c)Our preferred share repurchase program allows for the repurchase of up to an aggregate of 5,000,000 shares of the company’s preferred stock, which includes the 8.125% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, 7.625% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock and 7.25% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock. Preferred shares may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to trading plans in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, or by any combination of such methods. The manner, price, number and timing of preferred share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The preferred share repurchase program does not require the purchase of any minimum number of shares, and, subject to SEC rules, purchases may be commenced or suspended at any time without prior notice. The preferred share repurchase program does not have an expiration date. As of June 30, 2024, we had repurchased an aggregate of 4,179,183 preferred shares under the program for a total cost of $77.3 million. We did not repurchase preferred shares during the three months ended June 30, 2024.

Our common share repurchase program allows for the repurchase of up to an aggregate of 9,375,000 shares of the company’s common stock. Common shares may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act or by any combination of such methods. The manner, price, number and timing of common share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The common share repurchase program does not require the purchase of any minimum number of shares, and, subject to SEC rules, purchases may be commenced or suspended at any time without prior notice. The common share repurchase program does not have an expiration date. As of June 30, 2024, we had repurchased 3,637,028 common shares under the program for a total cost of $208.5 million. We did not repurchase common shares during the three months ended June 30, 2024.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
(a)None.
(b)None.
(c)During the three months ended June 30, 2024, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

3.12	Amended and Restated Bylaws of Two Harbors Investment Corp. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 23, 2020).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

Exhibit Number	Exhibit Description
101	Financial statements from the Quarterly Report on Form 10-Q of Two Harbors Investment Corp. for the three months ended June 30, 2024, filed with the SEC on July 31, 2024, formatted in Inline XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements. (filed herewith)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101). (filed herewith)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TWO HARBORS INVESTMENT CORP.
Dated:	July 31, 2024	By:	/s/ William Greenberg
William Greenberg President and Chief Executive Officer (Principal Executive Officer)
Dated:	July 31, 2024	By:	/s/ Mary Riskey
Mary Riskey Chief Financial Officer (Principal Financial and Accounting Officer)