Form 10-K
period 2024-12-31
TWO HARBORS INVESTMENT CORP.
filed 2025-02-18
CIK 1465740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2024, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $1.4 billion based on the closing sale price as reported on the NYSE on that date.
As of February 12, 2025, there were 104,022,011 shares of common stock, par value $0.01 per share, issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2025 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of registrant’s fiscal year covered by this Annual Report, are incorporated by reference into Part III.

TWO HARBORS INVESTMENT CORP.
2024 ANNUAL REPORT ON FORM 10-K

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
•legislative and regulatory actions, including executive orders, affecting our business;
•the availability and cost of our target assets;
•the availability and cost of financing for our target assets, including repurchase agreement financing, warehouse facilities, revolving credit facilities and convertible notes;
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
•our ability to recognize the benefits of our acquisition of RoundPoint Mortgage Servicing LLC and to manage the risks associated with operating a mortgage loan servicer and originator;
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
ii

PART I

Item 1. Business

Overview
Two Harbors Investment Corp. is a Maryland corporation founded in 2009 that invests in, finances and manages mortgage servicing rights, or MSR, and Agency residential mortgage-backed securities, or Agency RMBS, and, through our operational platform, RoundPoint Mortgage Servicing LLC, or RoundPoint, we are one of the largest servicers of conventional loans in the country. We are structured as an internally-managed real estate investment trust, or REIT, and our common stock is listed on the New York Stock Exchange, or NYSE, under the symbol “TWO.” The terms “Two Harbors,” “we,” “our,” “us” and the “Company” refer to Two Harbors Investment Corp. and its subsidiaries as a consolidated entity.
We seek to leverage our core competencies of understanding and managing interest rate and prepayment risk to invest in our portfolio of MSR and Agency RMBS. Our objective is to deliver more stable performance, relative to RMBS portfolios without MSR, across changing market environments, and we are acutely focused on creating sustainable stockholder value over the long term.
We have elected to be treated as a REIT for U.S. federal income tax purposes. To qualify as a REIT, we are required to meet certain investment and operating tests and annual distribution requirements. We generally will not be subject to U.S. federal income taxes on our taxable income to the extent that we annually distribute all of our net taxable income to stockholders, do not participate in prohibited transactions and maintain our intended qualification as a REIT. However, certain activities that we may perform may cause us to earn income which will not be qualifying income for REIT purposes. We have designated certain of our subsidiaries as taxable REIT subsidiaries, or TRSs, as defined in the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, to engage in such activities, and we may form additional TRSs in the future. We also operate our business in a manner that will permit us to maintain our exemption from registration under the Investment Company Act of 1940, as amended, or the 1940 Act.

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
One of our wholly owned subsidiaries, TH MSR Holdings LLC (formerly Matrix Financial Services Corporation), holds the requisite approvals from Fannie Mae and Freddie Mac to own and manage MSR, which represent a contractual right to control the servicing of a mortgage loan, the obligation to service the loan in accordance with applicable laws and requirements and the right to collect a fee for the performance of servicing activities, such as collecting principal and interest from a borrower and distributing those payments to the owner of the loan. TH MSR Holdings acquires MSR from third-party originators through flow and bulk purchases, as well as through the recapture of MSR on loans in its MSR portfolio that refinance. Beginning in 2024, TH MSR Holdings also acquires MSR on loans originated by its subsidiary, RoundPoint, through purchases and recapture of MSR. TH MSR Holdings does not directly service mortgage loans; instead, it engages RoundPoint to handle substantially all servicing functions for the mortgage loans underlying our MSR. RoundPoint also services mortgage loans underlying MSR owned by third parties. RoundPoint has approvals from Fannie Mae and Freddie Mac to service residential mortgage loans. Our MSR business leverages our core competencies in prepayment and interest rate risk analytics and the MSR assets may provide offsetting risks to our Agency RMBS, hedging both interest rate and mortgage spread risk.
In making our capital allocation decisions, we take into consideration a number of factors, including the opportunities available in the marketplace, the cost and availability of financing, and the cost of hedging interest rate, prepayment, credit and other portfolio risks. In the ordinary course of business, we make investment decisions and allocate capital in accordance with our views on the changing risk/reward dynamics in the market and in our portfolio. Going forward, we expect our capital to be fully allocated to our strategy of pairing MSR and Agency RMBS. We have expertise in mortgage credit and may choose to invest again in those assets should the opportunity arise.
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
Within the requirements of the investment guidelines, we make determinations as to the percentage of our assets that will be invested in each of our target assets. Our investment decisions depend on prevailing market conditions and may change over time in response to opportunities available in different interest rate, economic and credit environments. As a result, we cannot predict the percentage of our assets that will be invested in any of our target asset classes at any given time. We believe that the diversification of our portfolio across MSR and Agency RMBS, and their related hedges, combined with the expertise of our investment team, will enable us to deliver stable performance, relative to RMBS portfolios without MSR, under a variety of market conditions and economic cycles.
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
One of our subsidiary trust entities, MSR Issuer Trust, was formed for the purpose of financing MSR through securitization. Through two of our wholly owned subsidiaries, participation certificates representing excess servicing fees are issued and transferred to the MSR Issuer Trust and the related MSR is pledged. In return, MSR Issuer Trust may issue term notes to qualified institutional buyers and variable funding notes, or VFNs, to one of the subsidiaries, in each case secured on a pari passu basis. We have three repurchase facilities in place that are secured by VFNs issued by MSR Issuer Trust which are collateralized by portions of our MSR portfolio.

To finance origination activities, we may enter into warehouse facilities collateralized by the value of the mortgage loans pledged for a period of up to 90 days or until they are sold to the GSEs or other third-party investors in the secondary market, typically within 60 days of origination. Under warehouse facility financing arrangements, if the value of the collateral decreases, the lender could require us to provide additional cash collateral to re-establish the ratio of value of the collateral to the amount of borrowing (i.e., a margin call). In the current economic climate, lenders under warehouse facilities generally advance approximately 80% to 100% of the unpaid principal balance, or UPB, of the mortgage loans financed.
A significant decrease in the advance rate or an increase in the haircut could result in us having to sell assets in order to meet additional margin requirements by the lender. We expect to mitigate our risk of margin calls under financing arrangements by deploying leverage at an amount that is below what could be used under current advance rates.
In order to reduce our exposure to risks associated with lender counterparty concentration, we generally seek to diversify our exposure by entering into repurchase agreements with multiple counterparties. At December 31, 2024, we had $7.8 billion of outstanding balances under repurchase agreements with 19 counterparties, with a maximum net exposure (the difference between the amount loaned to us, including interest payable, and the value of the assets pledged by us as collateral, including accrued interest receivable on such assets) to any single lender of $202.1 million, or 9.5% of stockholders’ equity.
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
Servicing Operations
We service substantially all of the mortgage loans underlying our MSR assets as well as mortgage loans underlying MSR owned by third parties. These servicing activities consist of collecting loan payments, remitting principal and interest payments to investors, managing escrow funds for the payment of mortgage-related expenses, such as taxes and insurance, performing loss mitigation activities on behalf of investors and otherwise administering our mortgage loan servicing portfolio in compliance with applicable laws and requirements.
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

Originations
Late in the second quarter of 2024, RoundPoint began operating its in-house, direct-to-consumer originations platform, which was established primarily to benefit our MSR portfolio through the retention or recapture of existing borrowers by providing them with competitive refinance and purchase mortgage options. The originations platform also originates loans for new borrowers who do not currently have a mortgage loan serviced by RoundPoint and brokers second lien loans to borrowers. For our own MSR portfolio, adding new or recaptured MSR through our originations platform is intended to hedge faster than expected MSR prepayment speeds in a refinance environment, and requires less capital relative to acquiring MSR through flow and bulk purchases from third-party originators. In addition, origination activities are generally counter-cyclical to MSR; MSR fair value tends to move opposite to origination volume. For example, the value of MSR typically increases in periods marked by low origination activity and vice versa. Thus, origination activities provide supplementary sources of profitability to our stockholders while also hedging our MSR.
Human Capital
We believe that our people are the foundation of our success. We are dedicated to providing human capital management best practices that evolve with the needs of our business and our people. We are committed to attracting and retaining the industry’s top talent by providing competitive wages and benefits and cultivating a workplace environment in which all of our employees can thrive and contribute. As of December 31, 2024, we had 477 full time equivalent employees. We have four office locations in: Minneapolis, Minnesota; Fort Mill, South Carolina; Dallas, Texas; and New York, New York.
Compensation and Benefits. We use market data to benchmark and guide our compensation practices to ensure that our compensation program is industry standard, competitive and rewarding, while at the same time aligning the interests of our employees with those of our stockholders. In addition to competitive wages and salaries, our compensation programs are designed to attract and retain talented professionals with diverse experiences and unique talents. Our overall package includes cash bonus and equity incentive compensation opportunities, a 401(k) plan and matching contribution, competitive health benefits, health savings accounts, generous paid time off, short- and long-term disability insurance, paid parental leave and various other leave options, life-planning, financial and legal resources, emotional well-being support and other voluntary supplemental benefits.
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
Workplace Culture. We strive to foster a workplace culture where every individual on our team brings their unique perspectives, abilities and experiences, which contribute to driving our organizational value. We are committed to supporting the engagement and leadership of a well-rounded workforce, and providing opportunities for collaboration, development and career growth that is supportive and free from any form of unlawful discrimination or harassment; selecting and rewarding our employees based on their individual qualifications, results and performance; and respecting the unique characteristics and perspectives of each of our employees. Our employees are united by a shared commitment to excellence, ethical decision-making, and creating enduring value for our stakeholders. We regularly conduct pulse surveys and engage in focus groups to obtain valuable insights from employees on topics involving culture, inclusion, education, benefits and engagement, and pride ourselves on having a strong participation rate. We have a work-life integration and flexibility policy that represents our commitment to supporting our employees in their effort to manage their lives by affording some flexibility on where and when work is performed, while still ensuring that we continue to perform high quality work for the Company.
Charitable Partnerships. We are committed to strengthening our local communities through the support of charitable organizations allied with the housing sector, and in particular those that provide housing support to families and children in need. Examples of our support include partnerships with AEON, Simpson Housing, Supportive Housing Communities and Habitat for Humanity. In addition, we match dollar-for-dollar, up to a cap, the cash donations made by our employees to our charitable partnerships.

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
REIT Qualification
We elected to be taxed as a REIT under the Internal Revenue Code, commencing with our taxable period ended December 31, 2009. Our qualification as a REIT depends upon our ability to meet on a continuing basis, through actual investment and operating results, various complex requirements under the Internal Revenue Code relating to, among other things, the sources of our gross income, the composition and value of our assets, our distribution levels and the diversity of ownership of our shares. We believe that we are organized in conformity with the requirements for qualification and taxation as a REIT under the Internal Revenue Code, and we conduct our operations in a manner which will enable us to continue to meet the requirements for qualification and taxation as a REIT. Certain activities that we may perform may cause us to earn income that will not be qualifying income for REIT purposes. We have designated certain of our subsidiaries as TRSs to engage in such activities, and we may in the future form additional TRSs.
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

Mortgage Industry Regulation
As an owner of MSR and servicer and originator of residential mortgage loans, we must comply with various federal and state laws, rules and regulations. These rules generally focus on consumer protection and include, among others, rules promulgated under the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, and the Gramm-Leach-Bliley Financial Modernization Act of 1999, or the Gramm-Leach-Bliley Act. We are also required to maintain qualifications, registrations and licenses in certain states in order to own and service certain of our assets. These requirements can and do change as statutes and regulations are enacted, promulgated or amended, or as regulatory guidance or interpretations evolve or change, and the trend in recent years among federal and state lawmakers and regulators has been toward increasing laws, regulations and investigative proceedings in relation to the mortgage industry generally.
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

As we grow our subservicing business, we will also compete with bank and non-bank servicers for third-party subservicing clients. The subservicing market in which we operate is highly competitive and we face competition related to the pricing and services we offer. We intend to compete by delivering meaningful value to homeowners through building lasting relationships by treating our customers with respect and professionalism, and providing resources and ancillary products and services for our customers to help manage and protect their mortgages, homes and related assets. For our MSR third-party subservicing clients, we believe we can successfully compete because we offer experience and expertise in MSR investing, with institutional quality controls and a strong compliance focus, and we are well-capitalized to withstand today’s evolving risks and to invest in necessary infrastructure to support our business. Our inability to attract subservicing clients may adversely impact our ability to grow our servicing platform, which could in turn result in an inability to achieve economies of scale, reduce costs and adversely affect our financial results.
Available Information
Our website can be found at www.twoinv.com. We make available, free of charge on our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, as are filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as well as our proxy statement with respect to our annual meeting of stockholders, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our Exchange Act reports filed with, or furnished to, the SEC are also available at the SEC’s website at www.sec.gov. The content of any website referred to in this Annual Report on Form 10-K is not incorporated by reference into this Form 10-K unless expressly noted.
We also make available, free of charge on our website, the charters for our Audit Committee, Compensation Committee, Nominating and Corporate Governance Committee and Risk Oversight Committee, as well as our Corporate Governance Guidelines, Code of Business Conduct and Ethics, Whistleblowing Procedures and Stockholder Communications Policy. Within the time period required by the SEC and the NYSE, we will post on our website any amendment to the Code of Ethics and any waiver applicable to any executive officer, director or senior officer (as defined in the Code of Ethics).
Our Investor Relations Department can be contacted at:
Two Harbors Investment Corp.
Attn: Investor Relations
1601 Utica Ave. S., Suite 900
St. Louis Park, MN 55416
(612) 453-4100
investors@twoinv.com

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
Our results of operations are materially affected by conditions in the residential mortgage and real estate markets, the financial markets and the economy generally. In past years, concerns about the COVID-19 pandemic, unemployment, the availability and cost of credit, rising government debt levels, inflation, energy costs, global supply chain disruptions, climate change, global economic lethargy, warfare, geopolitical unrest across various regions worldwide, European sovereign debt issues, U.S. budget debates, federal government shutdowns and international trade disputes, the imposition of sanctions or new or increased tariffs, have from time to time contributed to increased volatility and uncertainty in the economy and financial markets. Adverse developments with respect to any of these factors may have an impact on new demand for homes and on homeowners’ ability to make their mortgage payments, which may compress home ownership rates and weigh heavily on future home price performance. There is a strong correlation between home price growth rates (or losses) and mortgage loan delinquencies. Any stagnation in or deterioration of the residential mortgage or real estate markets may limit our ability to acquire our target assets on attractive terms or cause us to experience losses related to our assets.

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
The continued flow of residential mortgage-backed securities from the GSEs is essential to the operation of the mortgage markets in their current form. A number of legislative proposals have been introduced in the past that would phase out or reform the GSEs. It is not possible to predict the scope and nature of the actions that the U.S. government could ultimately take with respect to the GSEs, including in light of recent changes in administration and executive offices of the U.S. government. Although any phase out or reform may take several years to implement, if the structure of Fannie Mae or Freddie Mac were altered, or if they were eliminated altogether, the amount and type of Agency RMBS and other mortgage-related assets available for investment would be significantly affected. A reduction in supply of Agency RMBS and other mortgage-related assets would result in increased competition for those assets and likely lead to a significant increase in the price for our target assets. Additionally, market uncertainty with respect to the treatment of the GSEs could have the effect of reducing the actual or perceived quality of, and therefore the market value for, the Agency RMBS that we currently hold in our portfolio.
We operate in a highly regulated environment and may be adversely affected by changes in federal and state laws and regulations.
We operate in a highly regulated environment and are subject to the rules, regulations, approvals, licensing, reporting and examination requirements of various federal, state and local authorities. Any change in applicable federal, state or local laws, rules and regulations, including as a result of executive orders, or the interpretation or enforcement thereof, could have a substantial impact on our assets, operating expenses, business strategies and results of operations. Our inability or failure to comply with the rules, regulations or reporting requirements, to obtain or maintain approvals and licenses applicable to our businesses, or to satisfy annual or periodic examinations may impact our ability to do business and expose us to fines, penalties or other claims and, as a result, could harm our business.
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
Federal and state laws, regulations and guidance that govern mortgage servicing and originations combine to create a complex and constantly evolving regulatory environment, and the failure to comply with these requirements may result in fines or the suspension or revocation of the qualifications, registrations and licenses necessary to operate as a servicer and owner of MSR and as a mortgage originator. New or modified regulations at the federal or state level to address concerns on a variety of fronts, including potential impacts from climate change, fair and equitable access to housing and consumer data privacy and security concerns, could increase our operational expenses or otherwise enhance regulatory supervision and enforcement efforts. Ongoing efforts to enhance cooperation between federal and state regulators could also contribute to increased industry scrutiny.
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
Finally, as we seek to expand our mortgage loan origination business, we will compete with bank and non-bank originators to provide various residential mortgage loan and real estate services products. The mortgage loan origination market remains highly competitive. There can be no assurance that we will be able to recapture or identify, attract, and fund new or additional mortgage loan originations, which may adversely impact our ability to grow our mortgage loan origination business.
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
We have established and maintain various risk management policies and procedures designed to identify, monitor and mitigate financial risks, such as credit risk, interest rate risk, prepayment risk and liquidity risk, as well as operational, information security and compliance risks related to our business, assets and liabilities. These policies and procedures may not sufficiently identify all of the risks to which we are or may become exposed or mitigate the risks we have identified. Any expansion of our business activities, such as the recent launch of our originations platform through our wholly-owned subsidiary, RoundPoint, may result in our being exposed to risks to which we have not previously been exposed or may increase our exposure to certain types of risks. Alternatively, any narrowing of our business activities may increase the concentration of our exposure to certain types of risk. Any failure to effectively identify and mitigate the risks to which we are exposed could have an adverse effect on our business, results of operations and financial condition.
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
Late in the second quarter of 2024, through our wholly owned subsidiary, RoundPoint, we began operating an in-house, direct-to-consumer residential mortgage loan originations platform, which was established primarily to benefit our MSR portfolio through the retention or recapture of our existing borrowers. The originations platform also originates loans for borrowers that do not currently have a mortgage loan serviced by RoundPoint and also brokers second lien loans to our borrowers. For our own MSR portfolio, adding new or recaptured MSR through our origination platform is intended to hedge faster than expected MSR prepayment speeds in a refinance environment, and requires less capital relative to acquiring MSR through flow and bulk purchases from third-party originators. In addition, origination activities are generally counter-cyclical to MSR, which provides supplementary sources of profitability to our stockholders while also hedging our MSR. It is possible that the full benefits of the originations platform may not be realized as expected, or at all. Our ability to grow our mortgage loan originations business may be adversely affected by a variety of factors, including without limitation competition from new and existing market participants, elevated or rising interest rates, reductions in the overall level of refinancing activity or a decline in our brand and reputation. Any failure to achieve the anticipated benefits of our originations platform could adversely affect our business, results of operations and financial condition.
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
Our ability to purchase and hold assets and execute our business strategy is affected by our ability to secure repurchase agreements and other credit facilities on acceptable terms. We currently have repurchase agreements, revolving credit facilities, a warehouse facility and other credit facilities in place with numerous counterparties, but we can provide no assurance that lenders will continue to provide us with sufficient financing through the repurchase markets or otherwise. In addition, with respect to MSR financing, there can be no assurance that the GSEs will consent to such transactions or consent on terms consistent with prior MSR financing transactions. Because repurchase agreements and similar credit facilities are generally short-term commitments of capital, changing conditions in the financing markets may make it more difficult for us to secure continued financing during times of market stress.
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
To finance our origination activities, we have entered into a warehouse facility collateralized by the value of the mortgage loans pledged until they are sold to the GSEs or other third-party investors in the secondary market. Our borrowings are generally repaid with the proceeds we receive from mortgage loan sales. We depend upon one or more lenders to provide warehouse lines of credit for our loans. In the event that any of our warehouse facilities are terminated or not renewed, or if the principal amount that may be drawn under our funding agreements were to decrease significantly, we may be unable to find replacement financing on commercially favorable terms, or at all, which could limit our ability to maintain or grow our originations business.
Our inability to meet certain financial covenants related to our repurchase agreements, revolving credit facilities or other credit facilities could adversely affect our financial condition, results of operations and cash flows.
In connection with certain of our repurchase agreements, warehouse facilities, revolving credit facilities and other credit facilities, we are required to comply with certain financial covenants, the most restrictive of which are disclosed within Item 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” of this Annual Report on Form 10-K. Compliance with these financial covenants will depend on market factors and the strength of our business and operating results. Failure to comply with our financial covenants could result in an event of default, termination of the lending facility, acceleration of all amounts owing under the lending facility, and may give the counterparty the right to exercise certain other remedies under the lending agreement, including without limitation the sale of the collateral securing the facility at the time of default, unless the counterparty granted a waiver. In addition, we may be subject to cross-default provisions under certain financing facilities that could cause an event of default under such financing facilities to be triggered by events of default under other financing arrangements.
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
We have issued and have outstanding $261.9 million aggregate principal amount of 6.25% convertible senior notes due January 2026. To the extent these notes are not converted into common stock by the noteholders prior to their maturity date, we will be obligated to repay the principal amount of all outstanding notes upon maturity. In addition, if a fundamental change occurs (as described in the supplemental indenture governing the notes), noteholders have the right to require us to purchase for cash any or all of their notes. We may not have sufficient funds available at the time we are required to repay principal amounts or to purchase the notes upon a fundamental change, and we may not be able to raise additional capital or arrange necessary financing in order to make such payments on terms that are acceptable to us, if at all.
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
We have engaged numerous third parties to provide us with financial, technology and other services to support our servicing and originations operations, as well as for general corporate purposes. If a service provider’s activities do not comply with the applicable legal, regulatory or contractual requirements, we could be exposed to liability, which could negatively impact our relationships with our customers or regulators, among others. In addition, if our current service providers were to stop providing services to us on acceptable terms, including as a result of one or more bankruptcies due to poor economic conditions, we may be unable to procure alternative services from other service providers in a timely and efficient manner and on acceptable terms, or at all. If a service provider fails to comply with applicable legal or regulatory requirements on our behalf, or provide to us the services we are contractually owed, we may incur significant costs to resolve any such disruptions in service and this could adversely affect our business, financial condition and results of operations.
In addition, in connection with our servicing and origination activities and ownership of MSR, we possess non-public personally identifiable information that is shared with third-party service providers as required or permitted by law. In the event the information technology networks and infrastructure of a third-party service provider is breached, we may be liable for losses suffered by individuals whose personal information is stolen as a result of such breach and any such liability could be material. Even if we are not liable for such losses, any breach of these third-party systems could expose us to material costs related to notifying affected individuals or other parties and providing credit monitoring services, as well as to regulatory fines or penalties.
Our ability to own and manage MSR and service mortgage loans is subject to terms and conditions established by the GSEs, which are subject to change.
Our subsidiaries’ continued approval from the GSEs to own and manage MSR and service mortgage loans is subject to compliance with each of their respective selling and servicing guidelines, minimum capital requirements and other conditions they may impose from time to time at their discretion. Failure to meet such guidelines and conditions could result in the unilateral termination of our subsidiaries’ approved status by one or more GSEs, the acceleration and termination of our MSR financing facilities or the assessment of fines and loss of reimbursement of loan-related advances, expenses, interest and servicing fees. In addition, the implementation of more restrictive or operationally intensive guidance may increase the costs associated with owning and managing MSR, our ability to finance MSR and our ability to generate revenue from servicing mortgage loans.

If our ability to sell loans in the secondary market is impaired, it could affect our volume and margins and we may not be able to continue to originate mortgage loans.
We originate residential mortgage loans and may sell them to the GSEs or other third-party investors in the secondary market. There can be no assurance that we will be able to continue to sell our loans into the secondary market at attractive prices, or at all. If we are unable to sell our mortgage loans to the GSEs or other third-party investors, or the prices for such loans decline, our liquidity may be negatively impacted, we may be unable to continue to fund such loans, our revenues and margins on new loan originations could be reduced and our ability to repay our warehouse facilities could be impaired.
We are directly subject to risks associated with mortgage servicing, including risks related to previous mortgage loan servicers.
Through our operational platform, RoundPoint, we directly service a portion of the mortgage loans underlying our MSR assets as well as mortgage loans underlying MSR owned by third parties in accordance with requirements set forth by regulatory agencies and GSEs. This exposes us to risks inherent in mortgage loan servicing more directly than engaging third-party mortgage loan servicers, including legal or regulatory investigations or actions, adverse operational and reputational impacts resulting from a failure to comply with GSE rules and guidelines, additional servicing costs or servicing advance obligations resulting from payment delinquencies and mortgage defaults, and cybersecurity failures or breaches. Any of the foregoing risks could have a material adverse effect on our business, financial condition, results of operations and liquidity.
In addition, when the servicing of a mortgage loan is assumed either through the purchase of MSR or through a subservicing arrangement, such loan may have been previously serviced in a manner that could interfere with our ability to meet certain applicable requirements. If not remediated by a prior servicer, such events may lead to the eventual realization of a loss to us. The recovery process against a prior servicer can be prolonged and amounts ultimately recovered from prior servicers may differ from our estimated recoveries recorded based on the prior servicer’s interpretation of responsibility for loss, which could lead to our realization of additional losses.
Our servicing and origination activities expose us to risk of litigation, which may materially and adversely affect our business and financial condition.
We are obligated to comply with numerous federal and state laws and regulations in connection with our mortgage loan originations and servicing businesses including the Fair Housing Act and Equal Credit Opportunity Act, which are intended to provide protection from intentional and unintentional discriminatory practices to applicants and borrowers. If these anti-discrimination initiatives continue to expand, we could experience increased administrative burdens and incur additional related compliance costs and expenses. If our loan origination or mortgage servicing practices are found to be discriminatory, we may be found liable, experience reputational harm and incur expenses and costs in connection with disputing these allegations or settling claims.
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
The MSR we acquire may be subject to existing representations and warranties made to the applicable investor (including, without limitation, the GSEs) regarding, among other things, the origination and prior servicing of those mortgage loans, as well as future servicing practices following our acquisition of such MSR. If such representations and warranties are inaccurate, we may be obligated to repurchase certain mortgage loans or indemnify the applicable investor for any losses suffered as a result of the origination or prior servicing of the mortgage loans. As such, the applicable investor may have direct recourse to us for such origination and/or prior servicing issues depending upon the terms and conditions approved by such investor in connection with our purchase of the related MSR.

In connection with our prior securitization transactions and with the sales of our MSR and other assets from time to time, we may have been or may be required to make certain disclosures, representations and warranties to the purchasers of the assets regarding certain characteristics of those assets. If our disclosures or representations and warranties are alleged or found to contain inaccuracies or omissions, we may be obligated to repurchase the assets or indemnify the applicable purchaser or be liable under federal or state securities laws or other applicable laws for damages to third parties. This may result in a loss or cause us to incur additional costs and expenses in connection with disputing these allegations or settling claims. Even if we obtain representations and warranties from the parties from whom we acquired the asset, as applicable, they may not correspond with the representations and warranties we make or may otherwise not protect us from losses. Additionally, the loan originator or other parties from whom we acquired the MSR may be insolvent or otherwise unable to honor their respective indemnification or repurchase obligations for breaches of representation and warranties.
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

Changes in prepayment rates may also significantly affect the value of MSR. If the prepayment rate is significantly greater than expected, the fair value of the MSR could decline and we may be required to record a non-cash charge, which would have a negative impact on our financial results. Furthermore, a significant increase in the prepayment rate could materially reduce the ultimate cash flows we receive from MSR, and we could ultimately receive substantially less than what we paid for such assets.
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
We may issue additional shares of our common stock in public offerings, private placements as well as through equity awards to our directors, officers and employees pursuant to our 2021 Equity Incentive Plan. Additionally, shares of our common stock have also been reserved for issuance in connection with the conversion of our 6.25% convertible senior notes due January 2026 and our Series A, Series B and Series C preferred stock. We cannot predict the effect, if any, of future issuances or sales of our common stock on the market price of our common stock. We also cannot predict the amounts and timing of equity awards to be issued pursuant to our equity incentive plans, nor can we predict the amount and timing of any conversions of our convertible senior notes due January 2026 or our Series A, Series B and Series C preferred stock into shares of our common stock. Any stock offerings, awards or conversions resulting in the issuance of substantial amounts of common stock, or the perception that such awards or conversions could occur, may adversely affect the market price for our common stock.

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
We intend to continue to pay quarterly distributions and to make distributions to our stockholders in an amount such that we distribute all or substantially all of our REIT taxable income in each year. We have not established a minimum distribution payment level and our ability to pay distributions may be adversely affected by a number of factors, including the risk factors described herein. All distributions will be made, subject to Maryland law, at the discretion of our board of directors and will depend on our earnings, our financial condition, any debt covenants, maintenance of our REIT qualification and other factors as our board of directors may deem relevant. We cannot assure you that we will achieve results that will allow us to make a specified level of cash distributions and distributions in future periods may be significantly lower than in prior periods.
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
If (i) all or a portion of our assets are subject to the rules relating to taxable mortgage pools, (ii) we are a “pension held REIT,” (iii) a tax exempt stockholder has incurred debt to purchase or hold our common stock, or (iv) we purchase residual REMIC interests that generate “excess inclusion income,” then a portion of the distributions to and, in the case of a stockholder described in clause (iii), gains realized on the sale of common stock by such tax exempt stockholder may be subject to U.S. federal income tax as unrelated business taxable income under the Internal Revenue Code.
Complying with REIT requirements may limit our ability to hedge effectively.
The REIT provisions of the Internal Revenue Code may limit our ability to hedge our assets and liabilities. Any income from a hedging transaction will not constitute gross income for purposes of the 75% or 95% gross income test if we properly identify the transaction as specified in applicable Treasury Regulations and we enter into such transaction (i) in the normal course of our business primarily to manage risk of interest rate or price changes or currency fluctuations with respect to borrowings made or to be made, or ordinary obligations incurred or to be incurred, to acquire or carry real estate assets or (ii) primarily to manage risk of currency fluctuations with respect to any item of income or gain that would be qualifying income under the 75% or 95% gross income tests. To the extent that we enter into other types of hedging transactions, the income from those transactions is likely to be treated as non-qualifying income for purposes of both of these gross income tests. As a result of these rules, we intend to limit our use of advantageous hedging techniques or implement those hedges through a TRS. This could increase the cost of our hedging activities.
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

Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
Our business is highly dependent on information technology. In the ordinary course of our business, we store sensitive data, including our proprietary business information and that of our business partners, and non-public personally identifiable information of mortgage borrowers, on our networks. The secure maintenance, processing and transmission of this information is critical to our operations. Computer malware, viruses, ransomware and phishing attacks remain widespread and are increasingly sophisticated. We are frequently the target of attempted cyber threats, as are many other organizations within the financial servicing industry. We continuously monitor and develop our information technology networks and infrastructure to help prevent, detect, address and mitigate the risk of unauthorized access, misuse, computer viruses, and other events that could have a security impact. Despite these security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties, disruption to our operations or trading activities or damage to our reputation, all of which could have a material adverse effect on our business, results of operations and financial condition. For additional information on these risks, see Item 1A, “Risk Factors” of this Annual Report on Form 10-K.
We recognize the importance of protecting our information and our information technology systems, and assessing, identifying and managing cybersecurity-related risks have been integrated into our risk management processes. We focus on information technology and cybersecurity measures at both an enterprise-wide operational level and an individual employee level. We have in place various methods and levels of information technology and cybersecurity measures which are aimed at protecting our information and information technology systems to help secure long-term value for our stockholders and other stakeholders. By way of example, these measures include the following:
•industry standard targeted controls and security frameworks, including the National Institute of Standards and Technology (NIST), to protect our environment, including antivirus, antimalware, multi-factor authentication, complex and regularly changed passwords, patch management, email security and firewalls to protect our assets and our ability to maintain operations;
•use of technologies to help detect, identify and manage risks within our environments, including endpoint detect and response, security information and event management and vulnerability management;
•a formal cybersecurity incident response plan designed to respond to security incidents in a systematic and complete manner, and involves senior executives, external technical, legal and other resources, including an incident response retainer with our third-party security operations center;
•regularly monitoring and assessing our cybersecurity programs using external parties including a third-party 24/7 security operations center and by conducting periodic cyber maturity and risk assessments, penetration tests and other targeted controls assessments;
•central systems backup processes and associated disaster recovery plans;
•membership in an information sharing and analysis center and other industry groups so that we may stay informed about challenges specific to the financial services industry and contribute to the overall cybersecurity community; and
•employee training and awareness programs addressing cybersecurity and data privacy challenges we face in our industry.
Our board of directors is responsible for overseeing matters relating to our information technology and cybersecurity risk exposures and the steps our Company takes to monitor and mitigate these risks. The board is briefed semi-annually or as needed by senior management and the Chief Information Security Officer, or CISO, on cybersecurity matters, or more frequently as the circumstances require. To assist the board, we also have established a security and privacy steering committee comprised of members of senior management, including our CISO and our Chief Technology Officer, to oversee data privacy, information technology, and cybersecurity matters. Our CISO has extensive information technology and program management experience, has served in this role for the Company since 2019 and has supported the Company’s information security function since 2015.
To date, we believe that the risks from identified cybersecurity threats, including as a result of previous cybersecurity incidents, have not materially affected and are not reasonably likely to materially affect us, including our business strategy, results of operations or financial condition.

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

Item 4. Mine Safety Disclosures
None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information
Our common stock is listed on the NYSE under the symbol “TWO.” As of February 12, 2025, 104,022,011 shares of common stock were issued and outstanding.

Holders
As of February 12, 2025, there were 466 registered holders and approximately 93,446 beneficial owners of our common stock.

Dividends
We have historically paid dividends on our common stock. All dividend distributions are authorized by our board of directors, in its discretion, and will depend on such items as our REIT taxable income, financial condition, maintenance of REIT status, and other factors that the board of directors may deem relevant from time to time. The holders of our common stock share proportionally on a per share basis in all declared dividends on our common stock. Dividends cannot be paid on our common stock unless we have paid full cumulative dividends on all classes of our preferred stock. We have paid full cumulative dividends on all classes of our preferred stock from the respective dates of issuance through December 31, 2024. We intend to continue to pay quarterly dividends on our common stock and to distribute to our common stockholders as dividends 100% of our REIT taxable income, on an annual basis.
We have not established a minimum dividend distribution level for our common stock. See Item 1A, “Risk Factors” and Item 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” of this Annual Report on Form 10-K for information regarding the sources of funds used for dividends and for a discussion of factors, if any, which may adversely affect our ability to pay dividends in 2025 and thereafter.
Our stock transfer agent and registrar is Equiniti Trust Company, LLC. Requests for information from Equiniti Trust Company, LLC can be sent to Equiniti Trust Company, LLC, P.O. Box 64856, St. Paul, MN 55164-0856 and their telephone number is 1-800-468-9716.

Securities Authorized for Issuance under Equity Compensation Plans
Our 2021 Equity Incentive Plan, or the Equity Incentive Plan, was adopted by our board of directors and approved by our stockholders for the purpose of enabling us to provide equity compensation to attract and retain qualified directors, officers, advisers, consultants and other personnel. The Equity Incentive Plan is administered by the compensation committee of our board of directors and permits the grants of restricted common stock, restricted stock units, or RSUs, performance-based awards (including performance share units, or PSUs), phantom shares, dividend equivalent rights and other equity-based awards. For a detailed description of the Equity Incentive Plan, see Note 20 - Equity Incentive Plans of the consolidated financial statements included under Item 8 of this Annual Report on Form 10-K.
The following table presents certain information about the Equity Incentive Plan as of December 31, 2024:

	December 31, 2024
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column of this table)
Equity compensation plans approved by stockholders (1)	—	$—	3,546,040
Equity compensation plans not approved by stockholders	—	—	—
Total	—	$—	3,546,040
___________________
(1)For a detailed description of the Equity Incentive Plan, see Note 20 - Equity Incentive Plans of the consolidated financial statements included under Item 8 of this Annual Report on Form 10-K.

Performance Graph
The following graph compares a stockholder’s cumulative total return, assuming $100 invested at December 31, 2019, with all reinvestment of dividends, as if such amounts had been invested in: (i) our common stock; (ii) the stocks included in the Standard and Poor’s 500 Stock Index, or S&P 500; (iii) the stocks included in the Russell 2000 Index; and (iv) the stocks included in the FTSE Nareit Mortgage REITs Index. Beginning with this Annual Report on Form 10-K, the Bloomberg REIT Mortgage Index has been excluded from this graph, as this benchmark was discontinued during the year ended December 31, 2024. The Russell 2000 Index and the FTSE Nareit Mortgage REITs Index have been included as we believe the companies included in these indices are comparable to the Company’s size, business and operations.

COMPARISON OF CUMULATIVE TOTAL RETURN
Among Two Harbors Investment Corp.,
S&P 500, Russell 2000 Index and FTSE Nareit Mortgage REITs Index

250
200
150
100
50
0
Index Value
12/31/19
6/30/20
12/31/20
6/30/21
12/31/21
6/30/22
12/31/22
6/30/23
12/31/23
6/30/24
12/31/24
Period Ending
Two Harbors Investment Corp.
S&P 500
Russell 2000 Index
FTSE Nareit Mortgage REITs Index

	December 31,
Index	2019	2020	2021	2022	2023	2024
Two Harbors Investment Corp.	$100.00	$47.80	$47.83	$36.68	$37.59	$36.62
S&P 500	$100.00	$96.91	$152.34	$124.73	$157.48	$196.85
Russell 2000 Index	$100.00	$119.93	$137.67	$109.50	$127.98	$142.73
FTSE Nareit Mortgage REITs Index	$100.00	$81.38	$94.05	$69.27	$74.52	$79.96

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Our preferred share repurchase program allows for the repurchase of up to an aggregate of 5,000,000 shares of the Company’s preferred stock, which includes the 8.125% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, 7.625% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock and 7.25% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock. Preferred shares may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to trading plans in accordance with Rule 10b5-1 under the Exchange Act or by any combination of such methods. The manner, price, number and timing of preferred share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The preferred share repurchase program does not require the purchase of any minimum number of shares, and, subject to SEC rules, purchases may be commenced or suspended at any time without prior notice. The preferred share repurchase program does not have an expiration date. As of December 31, 2024, we had repurchased an aggregate of 4,179,183 preferred shares under the program for a total cost of $77.3 million. We did not repurchase preferred shares during the three months ended December 31, 2024.
Our common share repurchase program allows for the repurchase of up to an aggregate of 9,375,000 shares of the Company’s common stock. Common shares may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act or by any combination of such methods. The manner, price, number and timing of common share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The common share repurchase program does not require the purchase of any minimum number of shares, and, subject to SEC rules, purchases may be commenced or suspended at any time without prior notice. The common share repurchase program does not have an expiration date. As of December 31, 2024, we had repurchased 3,637,028 common shares under the program for a total cost of $208.5 million. We did not repurchase common shares during the three months ended December 31, 2024.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes included elsewhere in this Annual Report on Form 10-K. This section of this Form 10-K generally discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023. Discussions of 2022 items and year-to-year comparisons between 2023 and 2022 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

General
We are a Maryland corporation that invests in, finances and manages MSR and Agency RMBS, and, through our operational platform, RoundPoint Mortgage Servicing LLC, or RoundPoint, we are one of the largest servicers of conventional loans in the country. We are structured as an internally-managed REIT and our common stock is listed on the NYSE under the symbol “TWO.” We seek to leverage our core competencies of understanding and managing interest rate and prepayment risk to invest in our portfolio of MSR and Agency RMBS. Our objective is to deliver more stable performance, relative to RMBS portfolios without MSR, across changing market environments, and we are acutely focused on creating sustainable stockholder value over the long term.
One of our wholly owned subsidiaries, TH MSR Holdings LLC (formerly Matrix Financial Services Corporation) holds the requisite approvals from Fannie Mae and Freddie Mac to own and manage MSR, which represent a contractual right to control the servicing of a mortgage loan, the obligation to service the loan in accordance with applicable laws and requirements and the right to collect a fee for the performance of servicing activities, such as collecting principal and interest from a borrower and distributing those payments to the owner of the loan. TH MSR Holdings acquires MSR from third-party originators through flow and bulk purchases, as well as through the recapture of MSR on loans in its MSR portfolio that refinance. Beginning in 2024, TH MSR Holdings also acquires MSR on loans originated by its subsidiary, RoundPoint, through purchases and recapture of MSR. TH MSR Holdings does not directly service mortgage loans; instead, it engages its wholly owned subsidiary, RoundPoint, to handle substantially all servicing functions for the mortgage loans underlying our MSR. Our MSR business leverages our core competencies in prepayment and interest rate risk analytics, and the MSR assets may provide offsetting risks to our Agency RMBS, hedging both interest rate and mortgage spread risk.

RoundPoint has approvals from Fannie Mae and Freddie Mac to service residential mortgage loans, and services mortgage loans underlying TH MSR Holdings’ MSR as well as MSR owned by third parties. Late in the second quarter of 2024, RoundPoint began operating its in-house, direct-to-consumer originations platform, which was established primarily to benefit our MSR portfolio through the retention or recapture of existing borrowers by providing them with competitive refinance and purchase mortgage options. The originations platform also originates loans for new borrowers that do not currently have a mortgage loan serviced by RoundPoint and brokers second lien loans to our borrowers. For our own MSR portfolio, adding new or recaptured MSR through our origination platform is intended to hedge faster than expected MSR prepayment speeds in a refinance environment, and requires less capital relative to acquiring MSR through flow and bulk purchases from third-party originators. In addition, origination activities are generally counter-cyclical to MSR; MSR fair value tends to move opposite to origination volume. For example, the value of MSR typically increases in periods marked by low origination activity and vice versa. Thus, origination activities provide supplementary sources of profitability to our stockholders while also hedging our MSR.
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
We have elected to be treated as a REIT for U.S. federal income tax purposes. To qualify as a REIT we are required to meet certain investment and operating tests and annual distribution requirements. We generally will not be subject to U.S. federal income taxes on our taxable income to the extent that we annually distribute all of our net taxable income to stockholders, do not participate in prohibited transactions and maintain our intended qualification as a REIT. However, certain activities that we may perform may cause us to earn income which will not be qualifying income for REIT purposes. We have designated certain of our subsidiaries as taxable REIT subsidiaries, or TRSs, as defined in the Internal Revenue Code, to engage in such activities. We also operate our business in a manner that will permit us to maintain our exemption from registration under the Investment Company Act of 1940, as amended, or the 1940 Act. Certain of our subsidiaries have obtained the requisite licenses and approvals to own and manage MSR and to originate and directly service residential mortgage loans.

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

Fair Value Measurement
A significant portion of our assets and liabilities are reported at fair value and, therefore, our consolidated balance sheets and statements of comprehensive income (loss) are significantly affected by fluctuations in market prices. At December 31, 2024, approximately 85.0% of our total assets, or $10.4 billion, consisted of financial instruments recorded at fair value. See Note 12 - Fair Value to the consolidated financial statements, included in this Annual Report on Form 10-K, for descriptions of valuation methodologies used to measure material assets and liabilities at fair value and details of the valuation models, key inputs to those models and significant assumptions utilized. Although we execute various hedging strategies to mitigate our exposure to changes in fair value, we cannot fully eliminate our exposure to volatility caused by fluctuations in market prices.
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

Our entire Agency RMBS investment portfolio reported at fair value is priced by third-party brokers and/or by independent pricing vendors. We generally receive three or more broker and vendor quotes on pass-through Agency P&I RMBS, and generally receive multiple broker or vendor quotes on all other securities, including interest-only and inverse interest-only Agency RMBS. For Agency RMBS, the third-party pricing vendors and brokers use pricing models that commonly incorporate such factors as coupons, primary and secondary mortgage rates, rate reset periods, issuer, prepayment speeds, credit enhancements and expected life of the security.
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
We estimate the fair value of our MSR using a discounted cash flow model, which incorporates both observable and unobservable market data, including principal balance, note rate, geographical location, loan-to-value (LTV) ratios, FICO and other loan characteristics, along with servicing fee, ancillary income, earnings rates on escrow balances and recapture rates. Significant unobservable inputs include prepayment speeds; option adjusted spread, or OAS, which represents the incremental spread added to the risk-free rate to reflect the effects of any embedded options and other risk inherent in MSR; and cost to service. We obtain third-party valuations, industry surveys and other available market data quarterly to assess the reasonableness of the the significant unobservable inputs used in the cash flow model, as well as fair value calculated by the cash flow model, subject to internally-established hierarchy and override procedures.
Considerable judgment is used in forming conclusions and estimating inputs to our Level 3 fair value measurements. Level 3 inputs such as interest rate movements, prepayments speeds, credit losses and discount rates are inherently difficult to estimate. Changes to these inputs can have a significant effect on fair value measurements. Accordingly, there is no assurance that our estimates of fair value are indicative of the amounts that would be realized on the ultimate sale or exchange of these assets. At December 31, 2024, 24.6% of our total assets were classified as Level 3 fair value assets.

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
The methods used by us to estimate fair value for AFS securities, MSR and derivative instruments may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while we believe that our valuation methods are appropriate and consistent with other market participants, the use of different methodologies, or assumptions, to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. We use prices obtained from third-party pricing vendors or broker quotes deemed indicative of market activity and current as of the measurement date, which in periods of market dislocation, may have reduced transparency. For more information on our fair value measurements, see Note 12 to the consolidated financial statements, included under Item 8 of this Annual Report on Form 10-K. Additionally, the key economic assumptions and sensitivity of the fair value of MSR to immediate adverse changes in these assumptions are presented in Note 6 to the consolidated financial statements, included under Item 8 of this Annual Report on Form 10-K.

Market Conditions and Outlook
Interest rates remained volatile throughout 2024 as fixed-income market participants considered the impact on Federal Reserve’s policy (the Fed) of often conflicting economic signals on employment and inflation. By the third quarter, inflation data showed enough progress towards the Fed’s two percent target that the Fed cut rates by 50 basis points in September. The Treasury yield curve steepened as the Fed cut rates while robust supply of longer-term Treasuries kept longer end rates high. Mortgage spread volatility declined as the Fed began to cut rates, though nominal current coupon spreads remained wider than longer-term averages. MSR valuations were well supported throughout the year, with balanced supply and demand and favorable prepayment rates.
During the fourth quarter of 2024, interest rates increased across the Treasury curve as both job and inflation data firmed up, driving a shift from the third quarter of 2024 to a hawkish stance from the Fed. The Fed delivered two 25 basis point interest rate cuts during the fourth quarter of 2024, bringing the total to 100 basis points for the year, while the market’s expectations for more cuts in 2025 went from 4.5 to start the fourth quarter of 2024 to 1.5 cuts by quarter end, making it one of the most volatile episodes in recent Fed policy cycles. The bond market also had to contend with the outcome of the U.S. Presidential election, which fueled a rise in short-dated interest rate volatility in October, spiking to the 95th percentile of history in the post-COVID era. As the results of November’s U.S. Congressional and Presidential elections made it clear that the Republican Party would be in control of both the executive and legislative branches of government, expansionary fiscal policy and the potential economic impact from tariffs led to a bearish steepening of the Treasury rate curve. Over the fourth quarter of 2024, the 10-year Treasury yield increased by 79 basis points to finish at 4.57% while the 2-year increased by 60 basis points to 4.24%, steepening the Treasury yield curve by 19 basis points. The S&P 500 was higher by about 2.1%.
Mortgage performance was volatile from month-to-month, as spreads widened significantly in October as rates and volatility increased only to recover in November following the Presidential election. Mortgages gave back some of their gains in December in light of the continued strengthening economic data and a more hawkish Fed posture toward year end. Ultimately, our preferred implied volatility gauge, 2-year options on 10-year rates, increased from 94 to 101 basis points on an annualized basis, right in the middle of its range for 2024. The nominal spread on current coupon MBS finished 11 basis points wider at 117 basis points to the Treasury curve, while the option-adjusted spread finished 6 basis points wider at 23. Nominal spreads remained attractive to longer-term averages, while option-adjusted spreads are tighter on a historical basis. Given that the Treasury rate curve bear steepened and implied volatility ticked up, on a hedged basis lower coupon mortgages generally underperformed while higher coupon mortgages outperformed. Higher coupon specified pools were the best performer, outperforming TBAs by at least a quarter point.
Primary mortgage rates increased in the fourth quarter of 2024, tracking the increase in yields on the longer end of the Treasury curve. The Freddie Mac 30-year rate increased by 78 basis points to 6.85%. Overall prepayment rates for 30-year Agency RMBS increased by 0.4% percentage points quarter-over-quarter to 6.9% CPR, as higher coupon speeds reflected the mini-refinance wave triggered by the fall in rates in the third quarter of 2024. Borrowers with a refinance incentive responded to the lowest mortgage rates in September with a propensity similar to borrower behavior back in 2019. Our MSR portfolio, with a low gross mortgage rate of 3.46%, came in at 4.9% CPR in the fourth quarter of 2024, down 0.4% percentage points compared to the third quarter of 2024, as slower seasonal factors began to take effect.
The housing market has shown some signs of improvement with home sales running at about 10% more volume on a year-on-year basis and inventory has begun to climb, though homes available for sale and turnover in the housing market remain at historically low levels. Home prices finished the year with a small gain and we expect another small but steady increase in 2025.
The MSR market remained stable and well supported, with bulk deals consistently receiving double digit competitive bids. Some large scale bids/acquisitions in the fourth quarter lifted 2024 transfers to $622 billion UPB, approximately the same amount as 2023, though the number of bulk bid opportunities dropped by 25% year-over-year.
RMBS funding markets remained stable and available throughout the fourth quarter of 2024. Spreads for repurchase agreements widened with financing for RMBS between SOFR plus 25 to 35 basis points. The increased spreads were the result of several factors including potential year-end funding pressures and uncertainty around Fed actions at their November and December meetings. In retrospect, year-end was uneventful in the funding markets and early indications for 2025 are that spreads are normalizing into a tighter historical context.

Looking forward, given the fluidity of expectations on how the Fed will be managing rates, market participants are expected to remain keenly focused on incoming data on inflation and employment. New policy proposals and implementation by the incoming U.S. administration could add to market volatility. Nonetheless, driven by the rise in mortgage rates in the fourth quarter of 2024 plus weaker winter turnover seasonal factors, we anticipate prepayment rates will slow down in the near term. We expect our low mortgage rate MSR holdings, which remain hundreds of basis points below prevailing rates, to prepay below 4% CPR in the first quarter of 2025. Our portfolio is comprised primarily of lower interest rate mortgages, with less than 1% of the portfolio having incentive to refinance at current rates. We expect there to remain ample opportunities to add MSR at attractive spreads even as MSR transfer volume continues to normalize to pre-COVID levels. Nominal current coupon spreads remain wide compared to long-term history, and when either paired with MSR or hedged with rates, generate attractive levered returns. Though there are good reasons to believe that elevated interest rate volatility will persist for the short- to medium-term, the level of mortgage spread volatility has materially declined from early parts of this interest rate cycle, improving the risk adjusted return profile.
The following table provides the carrying value of our investment portfolio by asset type:

(dollars in thousands)	December 31, 2024		December 31, 2023
Agency RMBS	$7,376,965	71.1%	$8,335,245	73.2%
Mortgage servicing rights	2,994,271	28.9%	3,052,016	26.8%
Other	3,734	—%	4,150	—%
Total	$10,374,970		$11,391,411

Prepayment speeds and volatility due to interest rates
Our portfolio is subject to market risks, primarily interest rate risk and prepayment risk. We pair our MSR and interest-only Agency RMBS portfolio with a portion of our Agency pool portfolio to offset risk. During periods of decreasing interest rates with rising prepayment speeds, the market value of our Agency pools generally increases and the market value of our interest-only securities and MSR generally decreases. The inverse relationship occurs when interest rates rise and prepayments fall. Prepayment rates for the MSR portfolio declined to 4.9% over the fourth quarter of 2024, which is consistent with the universe of mortgage loans with similar coupon rates. Housing turnover rates tend to be slower in the fall and winter months due to school schedules, holidays and colder weather. In addition to changes in interest rates, changes in home price performance, key employment metrics and government programs, among other macroeconomic factors, can affect prepayment speeds. We believe our active portfolio management approach, including our asset selection process, positions us to respond to a variety of market scenarios. Although we are unable to predict future interest rate movements, our strategy of pairing MSR with Agency RMBS, with a focus on managing various associated risks, including interest rate, prepayment, credit, mortgage spread and financing risk, is intended to generate stable performance, relative to RMBS portfolios without MSR, with a low level of sensitivity to changes in the yield curve, prepayments and interest rate cycles.
The following table provides the three-month average CPR experienced by our Agency RMBS and MSR during the three months ended December 31, 2024, and the four immediately preceding quarters:

	Three Months Ended
	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023
Agency RMBS	7.5%	7.2%	7.3%	4.8%	5.2%
Mortgage servicing rights	4.9%	5.3%	5.3%	3.9%	3.8%

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

The following tables provide the carrying value of our Agency RMBS portfolio by underlying mortgage loan rate type:

	December 31, 2024
(dollars in thousands)	Principal/ Current Face	Carrying Value	Weighted Average CPR (1)	% Prepayment Protected	Gross Weighted Average Coupon Rate	Amortized Cost	Allowance for Credit Losses	Weighted Average Loan Age (months)
Agency RMBS AFS:
30-Year Fixed:
≤ 2.5%	$—	$—	—%	—%	—%	$—	$—	—
3.0%	220,041	188,239	4.9%	85.7%	3.7%	195,717	—	38
3.5%	109,474	97,261	3.1%	84.3%	4.1%	97,831	—	51
4.0%	585,683	537,910	9.4%	100.0%	4.6%	577,462	—	55
4.5%	2,076,840	1,972,162	7.5%	100.0%	5.1%	2,123,706	—	52
5.0%	1,759,213	1,713,538	6.9%	100.0%	5.8%	1,791,565	—	33
5.5%	1,411,225	1,401,684	6.7%	99.8%	6.4%	1,422,048	—	25
6.0%	499,542	505,297	13.0%	91.5%	6.9%	509,491	—	25
≥ 6.5%	377,197	388,924	9.7%	100.0%	7.5%	389,382	—	12
	7,039,215	6,805,015	7.7%	98.7%	5.7%	7,107,202	—	37
Other P&I	561,159	540,946	0.1%	—%	5.4%	557,799	—	15
Interest-only	462,886	22,016	10.1%	—%	5.4%	27,747	(2,386)	172
Agency Derivatives	135,310	8,988	9.9%	—%	6.6%	14,731	—	235
Total Agency RMBS	$8,198,570	$7,376,965		91.1%		$7,707,479	$(2,386)

	December 31, 2023
(dollars in thousands)	Principal/ Current Face	Carrying Value	Weighted Average CPR (1)	% Prepayment Protected	Gross Weighted Average Coupon Rate	Amortized Cost	Allowance for Credit Losses	Weighted Average Loan Age (months)
Agency RMBS AFS:
30-Year Fixed:
≤ 2.5%	$420,720	$359,801	3.6%	—%	3.3%	$359,188	$—	30
3.0%	237,874	211,852	2.6%	85.4%	3.7%	210,850	—	26
3.5%	125,647	115,675	2.0%	84.9%	4.3%	113,092	—	22
4.0%	503,451	479,715	5.2%	100.0%	4.6%	508,294	—	49
4.5%	2,331,021	2,281,535	5.2%	100.0%	5.1%	2,384,460	—	40
5.0%	2,084,422	2,078,510	3.6%	100.0%	5.8%	2,125,950	—	21
5.5%	1,358,288	1,370,920	5.4%	99.8%	6.4%	1,371,534	—	18
6.0%	779,560	795,963	6.1%	99.8%	6.9%	799,184	—	17
≥ 6.5%	8,448	8,853	7.4%	97.8%	7.8%	9,084	—	249
	7,849,431	7,702,824	4.7%	94.7%	5.5%	7,881,636	—	28
Other P&I	572,302	569,077	0.8%	—%	5.3%	564,336	—	9
Interest-only	840,723	51,098	5.3%	—%	4.3%	58,567	(3,619)	100
Agency Derivatives	163,735	12,246	8.0%	—%	6.7%	17,814	—	225
Total Agency RMBS	$9,426,191	$8,335,245		87.5%		$8,522,353	$(3,619)
____________________
(1)Weighted average actual one-month CPR released at the beginning of the following month based on RMBS held as of the preceding month-end.

Our MSR portfolio offers attractive spreads and has many risk reducing characteristics when paired with our Agency RMBS portfolio. The following table summarizes activity related to the UPB of loans underlying our MSR portfolio for the three months ended December 31, 2024, and the four immediately preceding quarters:

	Three Months Ended
(in thousands)	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023
UPB at beginning of period	$202,052,184	$209,389,409	$213,596,880	$215,647,172	$218,662,270
Purchases of mortgage servicing rights	2,439,058	3,287,735	327,750	3,116,814	829,133
Origination and recapture of mortgage servicing rights	43,132	17,359	—	—	—
Sales of mortgage servicing rights	2,828	(6,247,585)	—	(1,430,294)	(61,612)
Scheduled payments	(1,647,137)	(1,640,591)	(1,639,278)	(1,645,501)	(1,639,884)
Prepaid	(2,545,452)	(2,779,533)	(2,872,850)	(2,110,763)	(2,127,341)
Other changes	(27,604)	25,390	(23,093)	19,452	(15,394)
UPB at end of period	$200,317,009	$202,052,184	$209,389,409	$213,596,880	$215,647,172

Counterparty exposure and leverage ratio
We monitor counterparty exposure amongst our broker, banking and lending counterparties on a daily basis. We believe our broker and banking counterparties are well-capitalized organizations, and we attempt to manage our cash balances across these organizations to reduce our exposure to any single counterparty.
As of December 31, 2024, we had entered into repurchase agreements with 36 counterparties, 19 of which had outstanding balances. In addition, we held short- and long-term borrowings under revolving credit facilities, warehouse facilities and unsecured convertible senior notes. As of December 31, 2024, the debt-to-equity ratio funding our Agency and non-Agency investment securities, MSR and related servicing advances and mortgage loans held-for-sale, which includes unsecured borrowings under convertible senior notes, was 4.3:1.0.
As of December 31, 2024, we held $504.6 million in cash and cash equivalents, approximately $5.4 million of unpledged Agency RMBS and $3.4 million of unpledged non-Agency securities. As a result, we had an overall estimated unused borrowing capacity on our unpledged securities of approximately $6.5 million. As of December 31, 2024, we held approximately $5.2 million of unpledged MSR and $22.9 million of unpledged servicing advances. Overall, on December 31, 2024, we had $70.1 million unused committed and $795.0 million unused uncommitted borrowing capacity on MSR financing facilities, and $59.7 million in unused committed borrowing capacity on servicing advance financing facilities. As of December 31, 2024, all of our mortgage loans were pledged for financing and we had $30.9 million unused committed borrowing capacity on our warehouse facilities. Generally, unused borrowing capacity may be the result of our election not to utilize certain financing, as well as delays in the timing in which funding is provided, insufficient collateral or the inability to meet lenders’ eligibility requirements for specific types of asset classes.
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

Summary of Results of Operations and Financial Condition
Our book value per common share for U.S. GAAP purposes was $14.47 at December 31, 2024, a decrease from $14.93 per common share at September 30, 2024, and a decrease from $15.21 per common share at December 31, 2023. The decline in book value for both the three and twelve months ended December 31, 2024 was primarily driven by unrealized losses recognized on AFS securities and dividends declared, partially offset by net servicing income earned. Our comprehensive loss attributable to common stockholders was $1.6 million and comprehensive income attributable to common stockholders was $107.6 million for the three and twelve months ended December 31, 2024, respectively, as compared to comprehensive income attributable to common stockholders of $38.9 million and comprehensive loss attributable to common stockholders of $49.7 million for the three and twelve months ended December 31, 2023, respectively.

The following table presents the components of our comprehensive income (loss) for the three and twelve months ended December 31, 2024 and 2023:

(in thousands, except share data)	Three Months Ended		Year Ended
Income Statement Data:	December 31,		December 31,
	2024	2023	2024	2023
			(unaudited)
Net interest income (expense):
Interest income	$103,774	$122,401	$450,152	$480,364
Interest expense	138,668	168,080	607,806	643,225
Net interest expense	(34,894)	(45,679)	(157,654)	(162,861)
Net servicing income:
Servicing income	167,568	178,609	681,648	685,777
Servicing costs	4,575	12,029	20,069	95,488
Net servicing income	162,993	166,580	661,579	590,289
Other income (loss):
Loss on investment securities	(8,009)	(82,469)	(40,038)	(69,970)
Gain (loss) on servicing asset	82,520	(172,589)	(62,674)	(111,620)
Gain (loss) on interest rate swap and swaption agreements	199,612	(139,234)	147,871	(52,946)
Loss on other derivative instruments	(55,144)	(143,812)	(41,017)	(166,210)
Gain on mortgage loans held-for-sale	558	—	1,482	—
Other income	850	—	1,199	5,103
Total other income (loss)	220,387	(538,104)	6,823	(395,643)
Expenses:
Compensation and benefits	21,800	21,297	89,753	52,865
Other operating expenses	19,085	23,959	76,241	62,313
Total expenses	40,885	45,256	165,994	115,178
Income (loss) before income taxes	307,601	(462,459)	344,754	(83,393)
Provision for (benefit from) income taxes	30,872	(29,259)	46,586	22,978
Net income (loss)	276,729	(433,200)	298,168	(106,371)
Dividends on preferred stock	(11,784)	(12,012)	(47,136)	(48,607)
Gain on repurchase and retirement of preferred stock	—	519	644	2,973
Net income (loss) attributable to common stockholders	$264,945	$(444,693)	$251,676	$(152,005)
Basic earnings (loss) per weighted average common share	$2.54	$(4.56)	$2.41	$(1.60)
Diluted earnings (loss) per weighted average common share	$2.37	$(4.56)	$2.37	$(1.60)
Dividends declared per common share	$0.45	$0.45	$1.80	$1.95
Comprehensive income (loss):
Net income (loss)	$276,729	$(433,200)	$298,168	$(106,371)
Other comprehensive (loss) income:
Unrealized (loss) gain on available-for-sale securities	(266,565)	483,579	(144,095)	102,282
Other comprehensive (loss) income	(266,565)	483,579	(144,095)	102,282
Comprehensive income (loss)	10,164	50,379	154,073	(4,089)
Dividends on preferred stock	(11,784)	(12,012)	(47,136)	(48,607)
Gain on repurchase and retirement of preferred stock	—	519	644	2,973
Comprehensive (loss) income attributable to common stockholders	$(1,620)	$38,886	$107,581	$(49,723)

(in thousands)	December 31, 2024	December 31, 2023
Balance Sheet Data:
Available-for-sale securities	$7,371,711	$8,327,149
Mortgage servicing rights	$2,994,271	$3,052,016
Total assets	$12,204,319	$13,138,800
Repurchase agreements	$7,805,057	$8,020,207
Revolving credit facilities	$1,020,171	$1,329,171
Term notes payable	$—	$295,271
Convertible senior notes	$260,229	$268,582
Total stockholders’ equity	$2,122,509	$2,203,390

Results of Operations
Interest Income
Interest income decreased from $122.4 million and $480.4 million for the three and twelve months ended December 31, 2023, respectively, to $103.8 million and $450.2 million for the same periods in 2024 due to a decrease in Agency RMBS portfolio size and lower average cash balances held throughout the periods.
Interest Expense
Interest expense decreased from $168.1 million and $643.2 million for the three and twelve months ended December 31, 2023 to $138.7 million and $607.8 million for the same periods in 2024 due to lower borrowing balances on both AFS securities and MSR, partially offset by increases in interest rates throughout the first half of 2024.
Net Interest Income
The following tables present the components of interest income and average net asset yield earned by asset type, the components of interest expense and average cost of funds on borrowings incurred by collateral type, and net interest income and average net interest spread for the three and twelve months ended December 31, 2024 and 2023:

	Three Months Ended December 31, 2024			Year Ended December 31, 2024
(dollars in thousands)	Average Balance (1)	Interest Income/Expense	Net Yield/Cost of Funds	Average Balance (1)	Interest Income/Expense	Net Yield/Cost of Funds
Interest-earning assets:
Available-for-sale securities	$7,818,127	$92,644	4.7%	$8,266,949	$393,527	4.8%
Mortgage loans held-for-sale	2,885	49	6.8%	1,234	78	6.3%
Reverse repurchase agreements	356,668	4,308	4.8%	351,714	18,447	5.2%
Other		6,773			38,100
Total interest income/net asset yield	$8,177,680	$103,774	5.1%	$8,619,897	$450,152	5.2%
Interest-bearing liabilities:
Borrowings collateralized by:
Available-for-sale securities	$7,468,264	$95,892	5.1%	$7,785,923	$425,321	5.5%
Agency Derivatives (2)	5,033	69	5.5%	6,199	372	6.0%
Mortgage servicing rights and advances (3)	1,830,453	38,143	8.3%	1,837,788	163,826	8.9%
Mortgage loans held-for-sale	2,646	55	8.3%	786	66	8.4%
Unsecured borrowings:
Convertible senior notes	260,091	4,506	6.9%	263,632	18,199	6.9%
Other		3			22
Total interest expense/cost of funds	$9,566,487	$138,668	5.8%	$9,894,328	$607,806	6.1%
Net interest expense/spread		$(34,894)	(0.7)%		$(157,654)	(0.9)%

	Three Months Ended December 31, 2023			Year Ended December 31, 2023
(dollars in thousands)	Average Balance (1)	Interest Income/Expense	Net Yield/Cost of Funds	Average Balance (1)	Interest Income/Expense	Net Yield/Cost of Funds
Interest-earning assets:
Available-for-sale securities	$8,822,467	$103,250	4.7%	$8,926,898	$412,310	4.6%
Mortgage loans held-for-sale	332	2	2.4%	312	9	2.9%
Reverse repurchase agreements	282,522	3,839	5.4%	419,188	19,889	4.7%
Other		15,310			48,156
Total interest income/net asset yield	$9,105,321	$122,401	5.4%	$9,346,398	$480,364	5.1%
Interest-bearing liabilities:
Borrowings collateralized by:
Available-for-sale securities	$8,157,185	$117,021	5.7%	$8,407,394	$442,880	5.3%
Agency Derivatives (2)	8,694	135	6.2%	11,283	642	5.7%
Mortgage servicing rights and advances (3)	2,014,734	46,267	9.2%	1,979,403	174,253	8.8%
U.S. Treasuries (4)	—	—	—%	144,045	6,629	4.6%
Unsecured borrowings:
Convertible senior notes	268,447	4,651	6.9%	272,993	18,815	6.9%
Other		6			6
Total interest expense/cost of funds	$10,449,060	$168,080	6.4%	$10,815,118	$643,225	5.9%
Net interest income/spread		$(45,679)	(1.0)%		$(162,861)	(0.8)%
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

The increase in yields on AFS securities for the three and twelve months ended December 31, 2024, as compared to the same periods in 2023 was driven by net purchases of higher coupon AFS securities with lower unamortized premiums. The decrease in cost of funds associated with the financing of AFS securities for the three months ended December 31, 2024, as compared to the same period in 2023, was due to declining interest rates. The increase in cost of funds associated with the financing of AFS securities for the year ended December 31, 2024, as compared to the same period in 2023, was due to rising interest rates throughout the first half of 2024.
The decrease in yields on reverse repurchase agreements for the three months ended December 31, 2024, as compared to the same period in 2023, was due to declining interest rates. The increase in yields on reverse repurchase agreements for the year ended December 31, 2024, as compared to the same period in 2023, was the result of rising interest rates throughout the first half of 2024. However, for the year ended December 31, 2023, these yields were offset by the cost of financing the associated repurchase agreements collateralized by U.S. Treasury securities. We did not hold any repurchase agreements collateralized by U.S. Treasury securities during the three and twelve months ended December 31, 2024 or the three months ended December 31, 2023.
The decrease in cost of funds associated with the financing of MSR assets and related servicing advance obligations for the three months ended December 31, 2024, as compared to the same period in 2023, was primarily due to declining interest rates, as well as a greater portion of our MSR financing from repurchase agreements versus revolving credit facilities. Our repurchase agreements, on average, carry lower floating rate spreads than our revolving credit facilities. The increase in cost of funds associated with the financing of MSR assets and related servicing advance obligations for the year ended December 31, 2024, as compared to the same period in 2023, was the result of rising interest rates throughout the first half of 2024. We have one revolving credit facility in place to finance our servicing advance obligations, which are included in other assets on our consolidated balance sheets.
Late in the second quarter of 2024, RoundPoint began operating its in-house, direct-to-consumer originations platform. Prior to the launch of originations, our mortgage loans held-for-sale consisted of a small number of loans purchased from the collateral underlying our MSR, which were not pledged for any form of financing.
The cost of funds associated with our convertible senior notes for the three and twelve months ended December 31, 2024, as compared to the same periods in 2023, was consistent.

The following table presents the components of the yield earned on our AFS securities portfolio as a percentage of our average amortized cost of securities for the three and twelve months ended December 31, 2024 and 2023:

	Three Months Ended		Year Ended
	December 31,		December 31,
(in thousands)	2024	2023	2024	2023
Gross yield/stated coupon	5.0%	4.8%	5.0%	4.9%
Net (premium amortization) discount accretion	(0.3)%	(0.1)%	(0.2)%	(0.3)%
Net yield	4.7%	4.7%	4.8%	4.6%

Net Servicing Income
The following table presents the components of net servicing income for the three and twelve months ended December 31, 2024 and 2023:

	Three Months Ended		Year Ended
	December 31,		December 31,
(in thousands)	2024	2023	2024	2023
Servicing fee income	$127,928	$139,798	$528,206	$555,221
Ancillary and other fee income	4,498	2,913	16,718	5,149
Float income	35,142	35,898	136,724	125,407
Total servicing income	167,568	178,609	681,648	685,777
Total servicing costs	4,575	12,029	20,069	95,488
Net servicing income	$162,993	$166,580	$661,579	$590,289

The decrease in total servicing income for the three months ended December 31, 2024, as compared to the same period in 2023, was primarily due to lower servicing fee income on a smaller MSR portfolio as a result of sales and runoff, partially offset by higher ancillary and other fee income as a result of the acquisition of RoundPoint. The decrease in total servicing income for the year ended December 31, 2024, as compared to the same period in 2023, was primarily due lower servicing fee income on a smaller MSR portfolio as a result of sales and runoff, partially offset by higher float income as a result of the higher interest rate environment and higher ancillary and other fee income as a result of the acquisition of RoundPoint.
Prior to the acquisition of RoundPoint, we did not directly service mortgage loans; instead, we contracted with appropriately licensed subservicers to handle substantially all servicing functions in the name of the subservicer for the mortgage loans underlying our MSR. These third-party subservicing costs and other servicing expenses directly related to our MSR portfolio are included within the servicing costs line item on our consolidated statements of comprehensive income (loss). Post-acquisition, all servicing-related expenses incurred by RoundPoint as an operating company are included within the other operating expenses line item on our consolidated statements of comprehensive income (loss). The decrease in servicing costs during the three and twelve months ended December 31, 2024, as compared to the same periods in 2023, was the result of lower third-party subservicing fees due to the acquisition of RoundPoint.
Loss On Investment Securities
The following table presents the components of loss on investment securities for the three and twelve months ended December 31, 2024 and 2023:

	Three Months Ended		Year Ended
	December 31,		December 31,
(in thousands)	2024	2023	2024	2023
Proceeds from sales	$1,286,810	$978,936	$2,183,330	$2,673,827
Amortized cost of securities sold	(1,293,570)	(1,061,837)	(2,222,634)	(2,792,703)
Total realized losses on sales	(6,760)	(82,901)	(39,304)	(118,876)
(Provision for) reversal of provision for credit losses	(284)	328	(259)	545
Other	(965)	104	(475)	48,361
Loss on investment securities	$(8,009)	$(82,469)	$(40,038)	$(69,970)

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
Gain (Loss) On Servicing Asset
The following table presents the components of gain (loss) on servicing asset for the three and twelve months ended December 31, 2024 and 2023:

	Three Months Ended		Year Ended
	December 31,		December 31,
(in thousands)	2024	2023	2024	2023
Changes in fair value due to changes in valuation inputs or assumptions used in the valuation model	$139,393	$(115,944)	$140,168	$97,859
Changes in fair value due to realization of cash flows (runoff)	(57,367)	(55,486)	(231,606)	(227,663)
Gains (losses) on sales (1)	494	(1,159)	28,764	18,184
Gain (loss) on servicing asset	$82,520	$(172,589)	$(62,674)	$(111,620)
____________________
(1)During the year ended December 31, 2023, excess MSR was transferred to Agency-sponsored trusts in exchange for stripped mortgage backed securities, or SMBS. In each transaction, a portion of the SMBS was acquired by third parties, and we acquired the remaining balance of those SMBS, which were briefly included within Agency AFS securities until their sale in the same year.

The increase in gain (decrease in loss) on servicing asset for the three and twelve months ended December 31, 2024, as compared to the same periods in 2023, was driven by favorable change in valuation inputs and assumptions used in the fair valuation of MSR and higher realized gains on sales of MSR, partially offset by slightly higher portfolio run-off.
Gain (Loss) On Interest Rate Swap And Swaption Agreements
The following table summarizes the net interest spread and gains and losses associated with our interest rate swap and swaption positions recognized during the three and twelve months ended December 31, 2024 and 2023:

	Three Months Ended		Year Ended
	December 31,		December 31,
(in thousands)	2024	2023	2024	2023
Net interest spread	$12,158	$7,444	$58,527	$21,358
Early termination, agreement maturation and option expiration gains (losses)	66,033	(12,438)	(3,999)	(36,194)
Change in unrealized gain (loss) on interest rate swap and swaption agreements, at fair value	121,421	(134,240)	93,343	(38,110)
Gain (loss) on interest rate swap and swaption agreements	$199,612	$(139,234)	$147,871	$(52,946)

Net interest spread recognized for the accrual and/or settlement of the net interest expense associated with our interest rate swaps results from receiving either a floating interest rate (OIS or SOFR) or a fixed interest rate and paying either a fixed interest rate or a floating interest rate (OIS or SOFR) on positions held to economically hedge/mitigate portfolio interest rate exposure (or duration) risk. We may elect to terminate certain swaps and swaptions to align with our investment portfolio, agreements may mature or options may expire resulting in full settlement of our net interest spread asset/liability and the recognition of realized gains and losses, including early termination penalties. The change in fair value of interest rate swaps and swaptions during the three and twelve months ended December 31, 2024 and 2023 was a result of changes to floating interest rates (OIS or SOFR), the swap curve and corresponding counterparty borrowing rates. Swaps and swaptions are used for purposes of hedging our interest rate exposure, and therefore, their unrealized valuation gains and losses (excluding the reversal of unrealized gains and losses to realized gains and losses upon termination, maturation or option expiration) generally offset a portion of the unrealized losses and gains recognized on our Agency RMBS AFS portfolio, which are recorded either directly to stockholders’ equity through other comprehensive (loss) income or to loss on investment securities, in the case of certain AFS securities for which we have elected the fair value option.
Loss On Other Derivative Instruments
The following table provides a summary of the total net gains (losses) recognized on other derivative instruments we hold for purposes of both hedging and non-hedging activities, principally TBAs, futures, options on futures, and inverse interest-only securities during the three and twelve months ended December 31, 2024 and 2023:

	Three Months Ended		Year Ended
(in thousands)	December 31,		December 31,
	2024	2023	2024	2023
TBAs	$(141,978)	$28,967	$(144,416)	$(155,942)
Futures	89,155	(175,506)	105,216	(8,973)
Options on futures	—	—	(127)	(779)
Inverse interest-only securities	(2,321)	2,727	(1,690)	(516)
Loss on other derivative instruments	$(55,144)	$(143,812)	$(41,017)	$(166,210)

For further details regarding our use of derivative instruments and related activity, refer to Note 9 - Derivative Instruments and Hedging Activities to the consolidated financial statements, included in this Annual Report on Form 10-K.
Gain On Mortgage Loans Held-For-Sale
The following table provides a summary of the total net realized and unrealized gains (losses) recognized on mortgage loans held-for-sale and the related derivative instruments used to manage exposure to market risks primarily associated with fluctuations in interest rate risks related to our origination pipeline during the three and twelve months ended December 31, 2024 and 2023:

	Three Months Ended		Year Ended
(in thousands)	December 31,		December 31,
	2024	2023	2024	2023
Mortgage loans held-for-sale	$768	$—	$1,185	$—
Interest rate lock commitments	(341)	—	137	—
Forward mortgage loan sale commitments	131	—	160	—
Gain on mortgage loans held-for-sale	$558	$—	$1,482	$—

Late in the second quarter of 2024, RoundPoint began operating its in-house, direct-to-consumer originations platform. Prior to the launch of originations, our mortgage loans held-for-sale consisted of a small number of loans purchased from the collateral underlying our MSR.

Expenses
The following table presents the components of expenses for the three and twelve months ended December 31, 2024 and 2023:

	Three Months Ended		Year Ended
	December 31,		December 31,
(dollars in thousands)	2024	2023	2024	2023
Compensation and benefits:
Non-cash equity compensation expenses	$1,610	$1,613	$10,946	$10,976
All other compensation and benefits	20,190	19,684	78,807	41,889
Total compensation and benefits	$21,800	$21,297	$89,753	$52,865
Other operating expenses:
Certain operating expenses (1)	$39	$3,408	$714	$26,356
All other operating expenses	19,046	20,551	75,527	35,957
Total other operating expenses	$19,085	$23,959	$76,241	$62,313
Annualized operating expense ratio	7.7%	8.6%	7.6%	5.2%
Annualized operating expense ratio, excluding non-cash equity compensation and certain operating expenses (1)	7.4%	7.6%	7.0%	3.5%
____________________
(1)Certain operating expenses predominantly consists of expenses incurred in connection with the Company’s ongoing litigation with PRCM Advisers, as discussed within Note 18 to the consolidated financial statements, included under Item 1 of this Annual Report on Form 10-K. It also includes certain transaction expenses incurred in connection with the Company’s acquisition of RoundPoint.

The decrease in total operating expenses during the three months ended December 31, 2024, as compared to the same period in 2023, was driven by lower expenses incurred in connection with the Company’s ongoing litigation with PRCM Advisers as well as operational efficiencies implemented throughout 2024, partially offset by slightly higher compensation and benefits expenses. The increase in total operating expenses during the year ended December 31, 2024, as compared to the same period in 2023, was driven by the addition of RoundPoint’s compensation, benefits, operating and loan level expenses, partially offset by lower expenses incurred in connection with the Company’s ongoing litigation with PRCM Advisers. Prior to the acquisition of RoundPoint, we did not directly service mortgage loans; instead, we contracted with appropriately licensed subservicers to handle substantially all servicing functions in the name of the subservicer for the mortgage loans underlying our MSR. These third-party subservicing costs and other servicing expenses directly related to our MSR portfolio are included within the servicing costs line item on our consolidated statements of comprehensive income (loss). Post-acquisition, all servicing-related expenses incurred by RoundPoint are included within the other operating expenses line item on our consolidated statements of comprehensive income (loss).
Income Taxes
During the three and twelve months ended December 31, 2024, we recognized a provision for income taxes of $30.9 million and $46.6 million, respectively. The provision recognized for the three months ended December 31, 2024 was primarily due to net income from MSR servicing and mortgage loan origination activities and net gains recognized on MSR, partially offset by operating expenses incurred in our TRSs. The provision recognized for the year ended December 31, 2024 was primarily due to net income from MSR servicing and mortgage loan origination activities, partially offset by operating expenses incurred in our TRSs. During the three and twelve months ended December 31, 2023, we recognized a benefit from income taxes of $29.3 million and a provision for income taxes of $23.0 million, respectively. The benefit recognized for the three months ended December 31, 2023 was primarily due to net losses recognized on MSR and operating expenses, partially offset by net income from MSR servicing activities in our TRSs. The provision recognized during the year ended December 31, 2023 was primarily due to net income from MSR servicing activities, partially offset by net losses recognized on MSR and operating expenses in our TRSs.

Other Comprehensive (Loss) Income
The following table provides a summary of the components of other comprehensive (loss) income during the three and twelve months ended December 31, 2024 and 2023:

	Three Months Ended		Year Ended
(in thousands)	December 31,		December 31,
	2024	2023	2024	2023
Unrealized (losses) gains on available-for-sale securities	$(255,412)	$405,935	$(150,672)	$(38,584)
Realized (gains) losses on sales of available-for-sale securities reclassified to loss on investment securities	(11,153)	77,644	6,577	140,866
Other comprehensive (loss) income	$(266,565)	$483,579	$(144,095)	$102,282

With our accounting treatment for AFS securities, unrealized fluctuations in the market values of AFS securities, excluding certain AFS securities for which we have elected the fair value option and securities with an allowance for credit losses, are recorded directly to stockholders’ equity through other comprehensive (loss) income. Additionally, we reclassify unrealized gains and losses on AFS securities in accumulated other comprehensive loss to net income (loss) upon the recognition of any realized gains and losses on sales as individual securities are sold. Fluctuations in other comprehensive (loss) income are driven by changes in fair value assumptions and the reclassification of unrealized gains and losses to realized gains and losses upon sale.

Financial Condition
Available-for-Sale Securities, at Fair Value
The majority of our AFS investment securities portfolio is comprised of fixed rate Agency mortgage-backed securities backed by single-family and multi-family mortgage loans. We also hold $3.7 million in tranches of mortgage-backed and asset-backed P&I and interest-only non-Agency securities. All of our P&I Agency RMBS AFS are Fannie Mae or Freddie Mac mortgage pass-through certificates or collateralized mortgage obligations, or Ginnie Mae mortgage pass-through certificates, which are backed by the guarantee of the U.S. government. The majority of our Agency RMBS portfolio is comprised of whole pool certificates.
The tables below summarize certain characteristics of our Agency RMBS AFS at December 31, 2024 and December 31, 2023:

	December 31, 2024
(dollars in thousands, except purchase price)	Principal/ Current Face	Net (Discount) Premium	Amortized Cost	Allowance for Credit Losses	Unrealized Gain	Unrealized Loss	Carrying Value	Weighted Average Coupon Rate	Weighted Average Purchase Price
P&I securities	$7,600,374	$64,627	$7,665,001	$—	$2,789	$(321,829)	$7,345,961	4.93%	$101.17
Interest-only securities	462,886	27,747	27,747	(2,386)	473	(3,818)	22,016	2.05%	$24.04
Total	$8,063,260	$92,374	$7,692,748	$(2,386)	$3,262	$(325,647)	$7,367,977

	December 31, 2023
(dollars in thousands, except purchase price)	Principal/ Current Face	Net (Discount) Premium	Amortized Cost	Allowance for Credit Losses	Unrealized Gain	Unrealized Loss	Carrying Value	Weighted Average Coupon Rate	Weighted Average Purchase Price
P&I securities	$8,421,733	$24,239	$8,445,972	$—	$22,677	$(196,748)	$8,271,901	4.65%	$100.65
Interest-only securities	840,723	58,567	58,567	(3,619)	907	(4,757)	51,098	2.08%	$17.25
Total	$9,262,456	$82,806	$8,504,539	$(3,619)	$23,584	$(201,505)	$8,322,999

Mortgage Servicing Rights, at Fair Value
One of our wholly owned subsidiaries, TH MSR Holdings, has approvals from Fannie Mae and Freddie Mac to own and manage MSR, which represent the right to control the servicing of residential mortgage loans. TH MSR Holdings acquires MSR from third-party originators through flow and bulk purchases, as well as through the recapture of MSR on loans in its MSR portfolio that refinance. Beginning in 2024, TH MSR Holdings also acquires MSR on loans originated by its subsidiary, RoundPoint, through purchases and recapture of MSR. As of December 31, 2024 and December 31, 2023, our MSR had a fair market value of $3.0 billion and $3.1 billion, respectively.
As of December 31, 2024 and December 31, 2023, our MSR portfolio included MSR on 803,091 and 848,264 loans with an unpaid principal balance of approximately $200.3 billion and $215.6 billion, respectively. The following tables summarize certain characteristics of the loans underlying our MSR by gross weighted average coupon rate types and ranges at December 31, 2024 and December 31, 2023:

	December 31, 2024
(dollars in thousands)	Number of Loans	Unpaid Principal Balance	Weighted Average Gross Coupon Rate	Weighted Average Current Loan Size	Weighted Average Loan Age (months)	Weighted Average Original FICO	Weighted Average Original LTV	60+ Day Delinquencies	3-Month CPR	Net Servicing Fee (bps)
30-Year Fixed:
≤ 3.25%	290,943	$89,430,478	2.8%	$364	47	768	71.0%	0.5%	3.7%	25.1
> 3.25 - 3.75%	139,660	35,290,037	3.4%	321	59	753	74.1%	1.0%	4.8%	25.2
> 3.75 - 4.25%	100,224	20,301,195	3.9%	267	81	752	75.8%	1.2%	5.6%	25.5
> 4.25 - 4.75%	56,071	10,101,522	4.4%	259	80	739	77.3%	2.0%	5.9%	25.3
> 4.75 - 5.25%	39,434	9,206,486	5.0%	353	49	746	78.9%	1.9%	5.5%	25.2
> 5.25%	53,606	16,587,910	6.0%	409	26	750	80.1%	2.0%	9.0%	26.8
	679,938	180,917,628	3.6%	342	53	759	73.7%	1.0%	4.8%	25.3
15-Year Fixed:
≤ 2.25%	22,006	5,269,938	2.0%	284	44	777	59.1%	0.2%	3.7%	25.0
> 2.25 - 2.75%	36,840	7,071,915	2.4%	238	47	772	58.8%	0.3%	4.9%	25.0
> 2.75 - 3.25%	31,403	3,793,169	2.9%	176	71	765	61.4%	0.3%	7.4%	25.3
> 3.25 - 3.75%	17,399	1,525,985	3.4%	137	85	755	64.0%	0.4%	9.2%	25.4
> 3.75 - 4.25%	8,149	619,730	3.9%	131	80	741	65.3%	0.7%	8.2%	25.3
> 4.25%	5,848	689,057	4.9%	227	41	741	65.6%	1.3%	10.7%	27.0
	121,645	18,969,794	2.6%	226	55	769	60.3%	0.3%	5.8%	25.2
Total ARMs	1,508	429,587	4.4%	374	55	762	71.9%	1.4%	14.6%	25.4
Total	803,091	$200,317,009	3.5%	$331	53	760	72.4%	0.9%	4.9%	25.3

	December 31, 2023
(dollars in thousands)	Number of Loans	Unpaid Principal Balance	Weighted Average Gross Coupon Rate	Weighted Average Current Loan Size	Weighted Average Loan Age (months)	Weighted Average Original FICO	Weighted Average Original LTV	60+ Day Delinquencies	3-Month CPR	Net Servicing Fee (bps)
30-Year Fixed:
≤ 3.25%	300,020	$94,894,696	2.8%	$374	35	768	70.9%	0.4%	2.9%	25.1
> 3.25 - 3.75%	146,125	37,950,849	3.4%	329	48	753	74.1%	0.8%	3.9%	25.2
> 3.75 - 4.25%	106,188	22,115,548	3.9%	274	70	751	75.7%	1.1%	4.8%	25.5
> 4.25 - 4.75%	59,731	10,989,253	4.4%	262	69	739	77.3%	2.0%	5.4%	25.3
> 4.75 - 5.25%	41,155	9,621,267	4.9%	355	38	746	78.7%	1.6%	4.4%	25.2
> 5.25%	62,101	17,412,054	6.0%	382	19	745	80.2%	1.3%	5.0%	26.4
	715,320	192,983,667	3.5%	347	42	758	73.7%	0.8%	3.7%	25.3
15-Year Fixed:
≤ 2.25%	22,725	5,921,063	2.0%	307	32	777	59.1%	0.2%	2.9%	25.0
> 2.25 - 2.75%	38,338	8,012,105	2.4%	258	36	772	58.8%	0.2%	3.6%	25.0
> 2.75 - 3.25%	34,192	4,585,258	2.9%	190	62	766	61.8%	0.3%	5.7%	25.3
> 3.25 - 3.75%	19,514	1,915,441	3.4%	149	75	756	64.0%	0.6%	7.0%	25.4
> 3.75 - 4.25%	9,125	761,588	3.9%	139	71	741	65.2%	1.0%	8.1%	25.3
> 4.25%	6,546	793,853	5.0%	227	32	742	65.3%	0.9%	8.5%	27.9
	130,440	21,989,308	2.6%	242	45	769	60.3%	0.3%	4.5%	25.2
Total ARMs	2,504	674,197	4.5%	358	56	761	70.6%	0.9%	12.8%	25.4
Total	848,264	$215,647,172	3.5%	$336	42	759	72.3%	0.7%	3.8%	25.3

Financing
Our borrowings consist primarily of repurchase agreements, revolving credit facilities, warehouse facilities and convertible senior notes. Repurchase agreements and revolving credit facilities are collateralized by our pledge of AFS securities, derivative instruments, MSR, servicing advances and certain cash balances. Substantially all of our Agency RMBS are currently pledged as collateral for repurchase agreements. Additionally, a substantial portion of our MSR is currently pledged as collateral for repurchase agreements and revolving credit facilities, and a portion of our servicing advances have been pledged as collateral for revolving credit facilities. Warehouse facilities are collateralized by our pledge of mortgage loans for a period of up to 90 days or until they are sold to the GSEs or other third-party investors in the secondary market, typically within 60 days of origination. Substantially all of our funded mortgage loans held-for-sale are currently pledged as collateral for warehouse facilities. We have three repurchase facilities in place that are secured by VFNs issued in connection with our securitization of MSR, which are collateralized by portions of our MSR portfolio. Finally, our convertible senior notes due January 2026 are unsecured and pay interest semiannually at a rate of 6.25% per annum.

At December 31, 2024 and December 31, 2023, borrowings under repurchase agreements, revolving credit facilities, warehouse facilities, term notes payable and convertible senior notes had the following characteristics:

(dollars in thousands)	December 31, 2024			December 31, 2023
Borrowing Type	Amount Outstanding	Weighted Average Borrowing Rate	Weighted Average Years to Maturity	Amount Outstanding	Weighted Average Borrowing Rate	Weighted Average Years to Maturity
Repurchase agreements	$7,805,057	5.15%	0.3	$8,020,207	5.74%	0.2
Revolving credit facilities	1,020,171	7.56%	1.6	1,329,171	8.66%	1.1
Warehouse facilities	2,032	6.64%	0.2	—	—%	—
Term notes payable	—	—%	—	295,271	8.27%	0.5
Convertible senior notes (1)	260,229	6.25%	1.0	268,582	6.25%	2.0
Total	$9,087,489	5.45%	0.4	$9,913,231	6.22%	0.3

(dollars in thousands)	December 31, 2024			December 31, 2023
Collateral Type	Amount Outstanding	Weighted Average Borrowing Rate	Weighted Average Haircut on Collateral Value	Amount Outstanding	Weighted Average Borrowing Rate	Weighted Average Haircut on Collateral Value
Agency RMBS	$7,044,857	4.90%	3.7%	$7,739,356	5.64%	3.8%
Non-Agency securities	207	5.39%	44.2%	233	6.36%	44.2%
Agency Derivatives	4,993	5.31%	17.6%	8,046	6.14%	18.5%
Mortgage servicing rights	1,684,871	7.53%	30.7%	1,862,714	8.59%	32.4%
Mortgage servicing advances	90,300	7.23%	12.8%	34,300	8.68%	12.4%
Mortgage loans held-for-sale	2,032	6.64%	—%	—	—%	—%
Other (1)	260,229	6.25%	N/A	268,582	6.25%	N/A
Total	$9,087,489	5.45%	8.7%	$9,913,231	6.22%	9.1%
____________________
(1)Includes unsecured convertible senior notes due 2026 paying interest semiannually at a rate of 6.25% per annum on the aggregate principal amount, which was $261.9 million on December 31, 2024.

As of December 31, 2024, the debt-to-equity ratio funding our Agency and non-Agency investment securities, MSR and related servicing advances and mortgage loans held-for-sale, which includes unsecured borrowings under convertible senior notes, was 4.3:1.0. Our Agency RMBS, given their liquidity and high credit quality, are eligible for higher levels of leverage, while MSR, with less liquidity and/or more exposure to prepayment risk, utilize lower levels of leverage. Generally, our debt-to-equity ratio is directly correlated to the composition of our portfolio; typically, the higher the percentage of Agency RMBS we hold, the higher our debt-to-equity ratio will be. However, in addition to portfolio mix, our debt-to-equity ratio is a function of many other factors, including the liquidity of our portfolio, the availability and price of our financing, the diversification of our counterparties and their available capacity to finance our assets, and anticipated regulatory developments. We may alter the percentage allocation of our portfolio among our target assets depending on the relative value of the assets that are available to purchase from time to time, including at times when we are deploying proceeds from offerings we conduct. We believe the current degree of leverage within our portfolio helps ensure that we have access to unused borrowing capacity, thus supporting our liquidity and the strength of our balance sheet.

The following table provides a summary of our borrowings under repurchase agreements (excluding those collateralized by U.S. Treasuries), revolving credit facilities, warehouse facilities, term notes payable and convertible senior notes and our debt-to-equity ratios for the three months ended December 31, 2024, and the four immediately preceding quarters:

(dollars in thousands)
For the Three Months Ended	Quarterly Average	End of Period Balance	Maximum Balance of Any Month-End	End of Period Total Borrowings to Equity Ratio	End of Period Net Long (Short) TBA Cost Basis	End of Period Net Payable (Receivable) for Unsettled RMBS	End of Period Economic Debt-to-Equity Ratio (1)
December 31, 2024	$9,566,487	$9,087,489	$10,293,529	4.3:1.0	$4,493,055	$269,370	6.5:1.0
September 30, 2024	$10,028,325	$10,025,403	$10,061,801	4.6:1.0	$5,060,417	$85,366	7.0:1.0
June 30, 2024	$9,893,287	$9,973,593	$9,973,593	4.5:1.0	$4,950,762	$—	6.8:1.0
March 31, 2024	$10,153,275	$10,283,782	$10,352,896	4.6:1.0	$3,421,932	$(213,264)	6.0:1.0
December 31, 2023	$10,449,060	$9,913,231	$10,984,022	4.5:1.0	$3,170,548	$196,644	6.0:1.0
____________________
(1)Defined as total borrowings under repurchase agreements (excluding those collateralized by U.S. Treasuries), revolving credit facilities, warehouse facilities, term notes payable and convertible senior notes, plus implied debt on net TBA cost basis and net payable (receivable) for unsettled RMBS, divided by total equity.

Equity
The following table provides details of our changes in stockholders’ equity from December 31, 2023 to December 31, 2024.

(in millions, except per share amounts)	Book Value	Common Shares Outstanding	Common Book Value Per Share
Common stockholders’ equity at December 31, 2023	$1,569.5	103.2	$15.21
Net income	298.1
Other comprehensive loss	(143.9)
Comprehensive income	154.2
Dividends on preferred stock	(47.2)
Gain on repurchase and retirement of preferred stock	0.6
Comprehensive income attributable to common stockholders	107.6
Dividends on common stock	(187.9)
Other	10.9	0.5
Balance before capital transactions	1,500.1	103.7
Repurchase and retirement of preferred stock	0.4
Issuance of common stock, net of offering costs	0.2	—
Common stockholders’ equity at December 31, 2024	$1,500.7	103.7	$14.47
Total preferred stock liquidation preference	621.8
Total stockholders’ equity at December 31, 2024	$2,122.5

U.S. GAAP to Estimated Taxable Income
The following tables provide reconciliations of our GAAP net income (loss) to our estimated taxable income (loss) split between our REIT and TRSs for the years ended December 31, 2024 and 2023:

	Year Ended December 31, 2024
(in millions)	TRS	REIT	Consolidated
GAAP net income (loss), pre-tax	$183.6	$161.2	$344.8
State taxes	(10.1)	—	(10.1)
Adjusted GAAP net income (loss), pre-tax	173.5	161.2	334.7
Permanent differences
Dividends from TRSs	—	96.9	96.9
State deferred tax expense	6.8	—	6.8
Other permanent differences	—	6.8	6.8
Temporary differences
Net accretion of OID and market discount	(68.2)	40.4	(27.8)
Net unrealized gains and losses	(6.5)	(215.1)	(221.6)
Net realized gains and losses on sales of RMBS	—	3.1	3.1
Net realized gains and losses on sales of MSR	11.5	(4.9)	6.6
Credit loss impairment	—	0.3	0.3
Other temporary differences	(0.1)	(6.5)	(6.6)
Capital loss carryforward deferral	—	89.5	89.5
Net operating loss carryforward utilization	(71.8)	—	(71.8)
Estimated taxable income	45.2	171.7	216.9
Dividend paid deduction	—	(171.7)	(171.7)
Estimated taxable income post-dividend paid deduction	$45.2	$—	$45.2

	Year Ended December 31, 2023
(in millions)	TRS	REIT	Consolidated
GAAP net income (loss), pre-tax	$99.0	$(182.4)	$(83.4)
State taxes	(2.5)	(0.4)	(2.9)
Adjusted GAAP net income (loss), pre-tax	96.5	(182.8)	(86.3)
Permanent differences
Dividends from TRSs	—	65.0	65.0
State deferred tax benefit	(2.1)	—	(2.1)
Other permanent differences	(0.8)	4.0	3.2
Temporary differences
Net accretion of OID and market discount	(67.7)	33.5	(34.2)
Net unrealized gains and losses	53.2	48.6	101.8
Net realized gains and losses on sales of RMBS	—	(1.1)	(1.1)
Net realized gains and losses on sales of MSR	0.2	(27.3)	(27.1)
Credit loss impairment	—	(0.5)	(0.5)
Other temporary differences	4.0	26.3	30.3
Capital loss carryforward deferral	—	331.2	331.2
Net operating loss carryforward utilization	(66.6)	(51.5)	(118.1)
Estimated taxable income	16.7	245.4	262.1
Dividend paid deduction	—	(245.4)	(245.4)
Estimated taxable post-dividend paid deduction	$16.7	$—	$16.7

The permanent differences recorded in 2024 and 2023 were primarily due to dividends paid from the Company’s TRSs to the REIT as well as differences related to officer’s compensation deduction limitations, compensation expense related to restricted stock dividends and vesting, the dividends paid deduction for tax, amortization of goodwill for tax, and state taxes, net of federal benefit in the Company’s TRSs. The temporary tax differences recorded in 2024 and 2023 were principally timing differences between U.S. GAAP and tax accounting related to unrealized gains and losses from derivative instruments, realized and unrealized gains and losses from MSR and RMBS, accretion and amortization from RMBS, litigation expenses, changes in reserves related to servicing advances and allowance for credit losses on certain RMBS, deferral of net capital losses and utilization of net operating losses.
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
Dividends
For the year ended December 31, 2024, we declared cash dividends totaling $1.80 per common share. As a REIT, we are required to distribute at least 90% of our taxable income to stockholders, subject to certain distribution requirements. For the year ended December 31, 2024, our board of directors elected to distribute all of our REIT taxable income for the year. Temporary differences between GAAP net income (loss) and taxable income can generate deterioration in book value on a permanent and temporary basis as taxable income is distributed that has not been earned for U.S. GAAP purposes.

Liquidity and Capital Resources
Our liquidity and capital resources are managed and forecasted on a daily basis. We believe this helps ensure that we have sufficient liquidity to absorb market events that could negatively impact collateral valuations and result in margin calls. We also believe that it gives us the flexibility to manage our portfolio to take advantage of market opportunities.
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
As of December 31, 2024, we held $504.6 million in cash and cash equivalents available to support our operations; $10.4 billion of AFS securities, MSR, mortgage loans held-for-sale and derivative assets held at fair value; and $9.1 billion of outstanding debt in the form of repurchase agreements, borrowings under revolving credit facilities and warehouse facilities and convertible senior notes. During the three months ended December 31, 2024, the debt-to-equity ratio funding our Agency and non-Agency investment securities, MSR and related servicing advances and mortgage loans held-for-sale, which includes unsecured borrowings under convertible senior notes, decreased from 4.6:1.0 to 4.3:1.0, which was predominantly driven by decrease in financing on Agency RMBS as a result of sales, partially offset by an increase in MSR financing. During the year ended December 31, 2024, the debt-to-equity ratio funding our Agency and non-Agency investment securities, MSR and related servicing advances and mortgage loans held-for-sale, which includes unsecured borrowings under convertible senior notes, also decreased from 4.5:1.0 to 4.3:1.0, which was driven by the maturity of outstanding term notes payable in June 2024, as well as decreases in both Agency RMBS and MSR financing as a result of sales and portfolio runoff, respectively. During the three and twelve months ended December 31, 2024, our economic debt-to-equity ratio funding our Agency and non-Agency investment securities, MSR and related servicing advances and mortgage loans held-for-sale, which includes unsecured borrowings under convertible senior notes, implied debt on net TBA cost basis and net payable (receivable) for unsettled RMBS, decreased from 7.0:1.0 to 6.5:1.0 and increased from 6.0:1.0 to 6.5:1.0, respectively.

As of December 31, 2024, we held approximately $5.4 million of unpledged Agency RMBS and $3.4 million of unpledged non-Agency securities. As a result, we had an overall estimated unused borrowing capacity on unpledged securities of approximately $6.5 million. As of December 31, 2024, we held approximately $5.2 million of unpledged MSR and $22.9 million of unpledged servicing advances. Overall, on December 31, 2024, we had $70.1 million unused committed and $795.0 million unused uncommitted borrowing capacity on MSR financing facilities, and $59.7 million in unused committed borrowing capacity on servicing advance financing facilities. As of December 31, 2024, all of our mortgage loans were pledged for financing and we had $30.9 million unused committed borrowing capacity on our warehouse facilities. Generally, unused borrowing capacity may be the result of our election not to utilize certain financing, as well as delays in the timing in which funding is provided, insufficient collateral or the inability to meet lenders’ eligibility requirements for specific types of asset classes. On a daily basis, we monitor and forecast our available, or excess, liquidity. Additionally, we frequently perform shock analyses against various market events to monitor the adequacy of our excess liquidity.
During the year ended December 31, 2024, we did not experience any material issues accessing our funding sources. We expect ongoing sources of financing to be primarily repurchase agreements, revolving credit facilities, warehouse facilities, convertible notes and similar financing arrangements. We plan to finance our assets with a moderate amount of leverage, the level of which may vary based upon the particular characteristics of our portfolio and market conditions.
As of December 31, 2024, we had master repurchase agreements in place with 36 counterparties (lenders), the majority of which are U.S. domiciled financial institutions, and we continue to evaluate additional counterparties to manage and optimize counterparty risk. Under our repurchase agreements, we are required to pledge additional assets as collateral to our lenders when the estimated fair value of the existing pledged collateral under such agreements declines and such lenders, through a margin call, demand additional collateral. Lenders generally make margin calls because of a perceived decline in the value of our assets collateralizing the repurchase agreements. This may occur following the monthly principal reduction of assets due to scheduled amortization and prepayments on the underlying mortgages, or may be caused by changes in market interest rates, a perceived decline in the market value of the investments and other market factors. To cover a margin call, we may pledge additional assets or cash. At maturity, any cash on deposit as collateral is generally applied against the repurchase agreement balance, thereby reducing the amount borrowed. Should the value of our assets suddenly decrease, significant margin calls on our repurchase agreements could result, causing an adverse change in our liquidity position.
In addition to our master repurchase agreements that fund our Agency and non-Agency securities, we have three repurchase facilities and two revolving credit facilities that provide short- and long-term financing for our MSR portfolio. We also have one revolving credit facility that provides long-term financing for our servicing advances and one warehouse facility that provides short-term financing for our mortgage loans held-for-sale. A summary of our MSR, servicing advance and warehouse facilities is provided in the table below:

(dollars in thousands)
December 31, 2024
Expiration Date (1)	Amount Outstanding	Unused Committed Capacity (2)	Unused Uncommitted Capacity	Total Capacity	Eligible Collateral
March 31, 2026	$597,731	$52,269	$250,000	$900,000	Mortgage servicing rights
March 8, 2027	$332,140	$17,860	$150,000	$500,000	Mortgage servicing rights (3)
May 22, 2026	$530,000	$—	$20,000	$550,000	Mortgage servicing rights (4)
October 26, 2026	$150,000	$—	$150,000	$300,000	Mortgage servicing rights (4)
November 21, 2025	$75,000	$—	$225,000	$300,000	Mortgage servicing rights (4)
June 14, 2026	$90,300	$59,700	$—	$150,000	Mortgage servicing advances
August 19, 2025	$2,032	$32,968	$—	$35,000	Mortgage loans held-for-sale
____________________
(1)The facilities are set to mature on the stated expiration date, unless extended pursuant to their terms.
(2)Represents unused capacity amounts to which commitment fees are charged.
(3)The revolving period of this facility ceases on March 8, 2026, at which time the facility starts a 12-month amortization period.
(4)These repurchase facilities are secured by the related VFNs issued by TH MSR Issuer Trust and collateralized by portions of our MSR portfolio.

We are subject to a variety of financial covenants under our lending agreements. The following represent the most restrictive financial covenants across our lending agreements as of December 31, 2024:
•Total indebtedness to tangible net worth must be less than 8.0:1.0. As of December 31, 2024, our total indebtedness to tangible net worth, as defined, was 4.7:1.0.
•Cash liquidity must be greater than $200.0 million. As of December 31, 2024, our liquidity, as defined, was $504.6 million.
•Net worth must be greater than the higher of $1.5 billion or 50% of the highest net worth during the 24 calendar months prior. As of December 31, 2024, 50% of the highest net worth during the 24 calendar months prior, as defined, was $1.2 billion and our net worth, as defined, was $2.1 billion.
We are also subject to additional financial covenants in connection with various other agreements we enter into in the normal course of our business. We intend to continue to operate in a manner which complies with all of our financial covenants.
The following table summarizes assets at carrying values that were pledged or restricted as collateral for the future payment obligations of repurchase agreements, revolving credit facilities, warehouse facilities, term notes payable and derivative instruments at December 31, 2024 and December 31, 2023:

(in thousands)	December 31, 2024	December 31, 2023
Available-for-sale securities, at fair value	$7,097,561	$8,126,028
Mortgage servicing rights, at fair value	2,989,106	3,047,890
Mortgage loans held-for-sale, at fair value	2,059	—
Restricted cash	218,715	12,575
Due from counterparties	25,231	36,420
Derivative assets, at fair value	5,031	11,877
Other assets	118,686	79,749
Total	$10,456,389	$11,314,539

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

The following table provides the maturities of our repurchase agreements, revolving credit facilities, warehouse facilities, term notes payable and convertible senior notes as of December 31, 2024 and December 31, 2023:

(in thousands)	December 31, 2024	December 31, 2023
Within 30 days	$2,377,824	$2,833,162
30 to 59 days	2,316,237	1,918,818
60 to 89 days	1,307,145	2,059,438
90 to 119 days	759,177	994,789
120 to 364 days	366,706	833,571
One to three years	1,960,400	1,273,453
Total	$9,087,489	$9,913,231

For the year ended December 31, 2024, our restricted and unrestricted cash balance increased approximately $22.8 million to $817.6 million at December 31, 2024. The cash movements can be summarized by the following:
•Cash flows from operating activities. For the year ended December 31, 2024, operating activities increased our cash balances by approximately $201.0 million, primarily driven by our financial results for the year.
•Cash flows from investing activities. For the year ended December 31, 2024, investing activities increased our cash balances by approximately $895.3 million, primarily driven by principal payments received on AFS securities as well as net sales of both AFS securities and derivative instruments, partially offset by net payments for reverse repurchase agreements, the final payment for the acquisition of RoundPoint made in January 2024 and net purchases of MSR.
•Cash flows from financing activities. For the year ended December 31, 2024, financing activities decreased our cash balance by approximately $1.1 billion, driven by net paydowns on our revolving credit facilities, the maturity and repayment of our term notes payable in June 2024, a decrease in AFS securities repurchase agreement financing, the payment of dividends and repurchases of portions of our convertible senior notes and preferred shares outstanding, partially offset by an increase in MSR repurchase agreement financing.

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

Other Matters
We intend to conduct our business so as to maintain our exempt status under, and not to become regulated as, an investment company for purposes of the 1940 Act. If we failed to maintain our exempt status under the 1940 Act and became regulated as an investment company, our ability to, among other things, use leverage would be substantially reduced and, as a result, we would be unable to conduct our business as described in Item 1, “Business - Other Business - Regulation” of this Annual Report on Form 10-K. Accordingly, we monitor our compliance with both the 55% Test and the 80% Tests of the 1940 Act in order to maintain our exempt status. As of December 31, 2024, we determined that we maintained compliance with both the 55% Test and the 80% Test requirements.
We calculate that at least 75% of our assets were qualified REIT assets, as defined in the Internal Revenue Code for the year ended December 31, 2024. We also calculate that our revenue qualified for the 75% source of income test and for the 95% source of income test rules for the year ended December 31, 2024. Consequently, we met the REIT income and asset tests. We also met all REIT requirements regarding the ownership of our common stock and the distribution of our net income. Therefore, for the year ended December 31, 2024, we believe that we qualified as a REIT under the Internal Revenue Code.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We seek to manage our risks related to the credit quality of our assets, interest rates, liquidity, prepayment speeds and market value while providing an opportunity to stockholders to realize more stable performance, relative to RMBS portfolios without MSR, across changing market environments. Although we do not seek to avoid risk completely, we believe that risk can be quantified from historical experience, and we seek to manage our risk levels in order to earn sufficient compensation to justify the risks we undertake and to maintain capital levels consistent with taking such risks.
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
We perform interest rate sensitivity analyses on various measures of our financial results and condition by examining how our assets, financing and hedges will perform in various interest rate “shock” scenarios. Two of these measures are presented below in more detail. The first measure is change in annualized net interest income over the next 12 months, including interest spread from our interest rate swaps and float income from custodial accounts associated with our servicing portfolio. The second measure is change in value of financial position, including the value of our derivative assets and liabilities. All changes in value are measured as the change from the December 31, 2024 financial position. All projected changes in annualized net interest income are measured as the change from the projected annualized net interest income based off current performance returns.
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

The following interest rate sensitivity table displays the potential impact of instantaneous, parallel changes in interest rates of +/- 25 and +/- 50 bps on annualized net interest income and portfolio value, based on our interest sensitive financial instruments at December 31, 2024. The preceding discussion shows that the results for the 25 bps move scenarios are the best representation of our interest rate exposure, followed by those for the 50 bps move scenarios. This hierarchy reflects our localized approach to managing interest rate risk: monitoring rates and rebalancing our hedges on a day-to-day basis, where rate moves only rarely exceed 25 bps in either direction.

	Changes in Interest Rates
(dollars in thousands)	-50 bps	-25 bps	+25 bps	+50 bps
Change in annualized net interest income (1):	$(24,679)	$(12,412)	$12,336	$24,701
% change in net interest income (1)	(16.5)%	(8.3)%	8.2%	16.5%
Change in value of financial position:
Available-for-sale securities	$196,311	$100,039	$(103,369)	$(209,650)
As a % of common equity	13.1%	6.6%	(6.9)%	(14.0)%
Mortgage servicing rights (2)	$(69,569)	$(31,904)	$22,362	$41,594
As a % of common equity (2)	(4.6)%	(2.1)%	1.5%	2.8%
Mortgage loans held-for-sale	$34	$18	$(20)	$(43)
As a % of common equity	—%	—%	—%	—%
Derivatives, net	$(158,153)	$(75,712)	$68,949	$131,207
As a % of common equity	(10.5)%	(5.1)%	4.6%	8.7%
Reverse repurchase agreements	$74	$37	$(37)	$(74)
As a % of common equity	—%	—%	—%	—%
Repurchase agreements	$(3,989)	$(1,994)	$1,994	$3,989
As a % of common equity	(0.3)%	(0.1)%	0.2%	0.3%
Revolving credit facilities	$(235)	$(117)	$117	$234
As a % of common equity	—%	—%	—%	—%
Warehouse facilities	$(1)	$—	$—	$1
As a % of common equity	—%	—%	—%	—%
Convertible senior notes	$(999)	$(498)	$495	$987
As a % of common equity	(0.1)%	—%	—%	0.1%
Total Net Assets	$(36,527)	$(10,131)	$(9,509)	$(31,755)
As a % of total assets	(0.3)%	(0.1)%	(0.1)%	(0.3)%
As a % of common equity	(2.4)%	(0.7)%	(0.6)%	(2.1)%
____________________
(1)Amounts include the effect of interest spread from our interest rate swaps and float income from custodial accounts associated with our servicing portfolio, but do not reflect any potential changes to dollar roll income associated with our TBA positions or U.S. Treasury futures income, which are accounted for as derivative instruments in accordance with U.S. GAAP.
(2)Includes the effect of unsettled MSR.

Certain assumptions have been made in connection with the calculation of the information set forth in the foregoing interest rate sensitivity table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at December 31, 2024. As discussed, the analysis utilizes assumptions and estimates based on our experience and judgment. Furthermore, future purchases and sales of assets could materially change our interest rate risk profile.
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
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Two Harbors Investment Corp. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 18, 2025 expressed an unqualified opinion thereon.
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

Valuation of Mortgage Servicing Rights
Description of the Matter
At December 31, 2024, the Company held $3.0 billion of mortgage servicing rights (MSR) which are reported at fair value. As more fully described in Note 12 to the consolidated financial statements, the Company determines fair value of its MSR portfolio using a discounted cash flow model, which incorporates both observable and unobservable market data inputs. Significant unobservable inputs include prepayment speeds, option-adjusted spread, and cost to service.
Auditing the Company’s valuation of the MSR portfolio was especially challenging because the valuation involved significant judgement due to the significant unobservable inputs used in the valuation of this portfolio. Selecting and applying audit procedures to address the estimation uncertainty involves auditor subjectivity and industry-specific knowledge of MSR, including the current market conditions considered by a market participant.

How We Addressed the Matter in Our Audit
We obtained an understanding of the MSR fair value measurements process, evaluated the design, and tested the operating effectiveness of internal controls addressing the valuation of the MSR portfolio. This included testing controls over management’s governance over the functionality of the discounted cash flow model utilized to estimate fair value and management’s review of the reasonableness of the significant unobservable inputs used in the discounted cash flow model, including prepayment speeds, option-adjusted spread and cost to service, against available market data. Additionally, we tested controls over management’s review of Company determined fair value in comparison to fair value ranges that management obtained from third-party pricing vendors to evaluate the reasonableness of the fair values developed by the Company. We also tested management’s controls over the completeness and accuracy of significant inputs used in the valuations, as well as their evaluation of the competence and objectivity of those third-party pricing vendors.

To test the fair value of the Company’s MSR fair value measurements, our audit procedures included, among others, involving our internal valuation specialists to evaluate reasonableness of significant unobservable inputs, identify potential sources of contrary information and independently develop a fair value for the MSR based on consideration of available market information and compare management’s estimates to our ranges. We also tested the completeness and accuracy of significant inputs used in the fair value measurement process and evaluated the competence and objectivity of management’s third-party pricing vendors.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2009.
Minneapolis, Minnesota
February 18, 2025

TWO HARBORS INVESTMENT CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2024	December 31, 2023
ASSETS
Available-for-sale securities, at fair value (amortized cost $7,697,027 and $8,509,383, respectively; allowance for credit losses $2,866 and $3,943, respectively)	$7,371,711	$8,327,149
Mortgage servicing rights, at fair value	2,994,271	3,052,016
Mortgage loans held-for-sale, at fair value	2,334	332
Cash and cash equivalents	504,613	729,732
Restricted cash	313,028	65,101
Accrued interest receivable	33,331	35,339
Due from counterparties	386,464	323,224
Derivative assets, at fair value	10,114	85,291
Reverse repurchase agreements	355,975	284,091
Other assets	232,478	236,525
Total Assets (1)	$12,204,319	$13,138,800
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Repurchase agreements	$7,805,057	$8,020,207
Revolving credit facilities	1,020,171	1,329,171
Warehouse facilities	2,032	—
Term notes payable	—	295,271
Convertible senior notes	260,229	268,582
Derivative liabilities, at fair value	24,897	21,506
Due to counterparties	648,643	574,735
Dividends payable	58,725	58,731
Accrued interest payable	85,994	141,773
Commitments and contingencies (see Note 18)	—	—
Other liabilities	176,062	225,434
Total Liabilities (1)	10,081,810	10,935,410
Stockholders’ Equity:
Preferred stock, par value $0.01 per share; 100,000,000 shares authorized and 24,870,817 and 25,356,426 shares issued and outstanding, respectively ($621,770 and $633,911 liquidation preference, respectively)	601,467	613,213
Common stock, par value $0.01 per share; 175,000,000 shares authorized and 103,680,321 and 103,206,457 shares issued and outstanding, respectively	1,037	1,032
Additional paid-in capital	5,936,609	5,925,424
Accumulated other comprehensive loss	(320,524)	(176,429)
Cumulative earnings	1,648,785	1,349,973
Cumulative distributions to stockholders	(5,744,865)	(5,509,823)
Total Stockholders’ Equity	2,122,509	2,203,390
Total Liabilities and Stockholders’ Equity	$12,204,319	$13,138,800
____________________
(1)The consolidated balance sheets include assets and liabilities of consolidated variable interest entities, or VIEs. At December 31, 2024 and December 31, 2023, assets of the VIEs totaled $163,317 and $525,259, and liabilities of the VIEs totaled $134,931 and $479,810, respectively. See Note 4 - Variable Interest Entities for additional information.
The accompanying notes are an integral part of these consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, except share data)

	Year Ended
	December 31,
	2024	2023	2022
Net interest income (expense):
Interest income	$450,152	$480,364	$295,540
Interest expense	607,806	643,225	258,395
Net interest (expense) income	(157,654)	(162,861)	37,145
Net servicing income:
Servicing income	681,648	685,777	603,911
Servicing costs	20,069	95,488	94,119
Net servicing income	661,579	590,289	509,792
Other income (loss):
Loss on investment securities	(40,038)	(69,970)	(603,937)
(Loss) gain on servicing asset	(62,674)	(111,620)	425,376
Gain (loss) on interest rate swap and swaption agreements	147,871	(52,946)	29,499
(Loss) gain on other derivative instruments	(41,017)	(166,210)	9,310
Gain on mortgage loans held-for-sale	1,482	—	9
Other income (loss)	1,199	5,103	(14)
Total other income (loss)	6,823	(395,643)	(139,757)
Expenses:
Compensation and benefits	89,753	52,865	40,723
Other operating expenses	76,241	62,313	42,005
Total expenses	165,994	115,178	82,728
Income (loss) before income taxes	344,754	(83,393)	324,452
Provision for income taxes	46,586	22,978	104,213
Net income (loss)	298,168	(106,371)	220,239
Dividends on preferred stock	(47,136)	(48,607)	(53,607)
Gain on repurchase and retirement of preferred stock	644	2,973	20,149
Net income (loss) attributable to common stockholders	$251,676	$(152,005)	$186,781
Basic earnings (loss) per weighted average common share	$2.41	$(1.60)	$2.15
Diluted earnings (loss) per weighted average common share	$2.37	$(1.60)	$2.13
Comprehensive income (loss):
Net income (loss)	$298,168	$(106,371)	$220,239
Other comprehensive (loss) income:
Unrealized (loss) gain on available-for-sale securities	(144,095)	102,282	(465,057)
Other comprehensive (loss) income	(144,095)	102,282	(465,057)
Comprehensive income (loss)	154,073	(4,089)	(244,818)
Dividends on preferred stock	(47,136)	(48,607)	(53,607)
Gain on repurchase and retirement of preferred stock	644	2,973	20,149
Comprehensive income (loss) attributable to common stockholders	$107,581	$(49,723)	$(278,276)
The accompanying notes are an integral part of these consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Preferred Stock	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Earnings	Cumulative Distributions to Stockholders	Total Stockholders’ Equity
Balance, December 31, 2021	$702,550	$860	$5,627,758	$186,346	$1,212,983	$(4,986,544)	$2,743,953
Net income	—	—	—	—	220,239	—	220,239
Other comprehensive loss before reclassifications	—	—	—	(893,589)	—	—	(893,589)
Amounts reclassified from accumulated other comprehensive income	—	—	—	428,532	—	—	428,532
Other comprehensive loss	—	—	—	(465,057)	—	—	(465,057)
Repurchase and retirement of preferred stock	(71,551)	—	—	—	20,149	—	(51,402)
Issuance of common stock, net of offering costs	—	3	6,611	—	—	—	6,614
Preferred dividends declared	—	—	—	—	—	(53,607)	(53,607)
Common dividends declared	—	—	—	—	—	(228,845)	(228,845)
Non-cash equity award compensation	—	1	11,629	—	—	—	11,630
Balance, December 31, 2022	$630,999	$864	$5,645,998	$(278,711)	$1,453,371	$(5,268,996)	$2,183,525
Net loss	—	—	—	—	(106,371)	—	(106,371)
Other comprehensive loss before reclassifications	—	—	—	(38,584)	—	—	(38,584)
Amounts reclassified from accumulated other comprehensive income	—	—	—	140,866	—	—	140,866
Other comprehensive income	—	—	—	102,282	—	—	102,282
Repurchase and retirement of preferred stock	(17,786)	—	—	—	2,973	—	(14,813)
Issuance of common stock, net of offering costs	—	172	275,502	—	—	—	275,674
Repurchase of common stock	—	(6)	(7,050)	—	—	—	(7,056)
Preferred dividends declared	—	—	—	—	—	(48,607)	(48,607)
Common dividends declared	—	—	—	—	—	(192,220)	(192,220)
Non-cash equity award compensation	—	2	10,974	—	—	—	10,976
Balance, December 31, 2023	$613,213	$1,032	$5,925,424	$(176,429)	$1,349,973	$(5,509,823)	$2,203,390
Net income	—	—	—	—	298,168	—	298,168
Other comprehensive loss before reclassifications	—	—	—	(150,672)	—	—	(150,672)
Amounts reclassified from accumulated other comprehensive income	—	—	—	6,577	—	—	6,577
Other comprehensive loss	—	—	—	(144,095)	—	—	(144,095)
Repurchase and retirement of preferred stock	(11,746)	—	—	—	644	—	(11,102)
Issuance of common stock, net of offering costs	—	1	243	—	—	—	244
Preferred dividends declared	—	—	—	—	—	(47,136)	(47,136)
Common dividends declared	—	—	—	—	—	(187,906)	(187,906)
Non-cash equity award compensation	—	4	10,942	—	—	—	10,946
Balance, December 31, 2024	$601,467	$1,037	$5,936,609	$(320,524)	$1,648,785	$(5,744,865)	$2,122,509
The accompanying notes are an integral part of these consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended
	December 31,
	2024	2023	2022
Cash Flows From Operating Activities:
Net income (loss)	$298,168	$(106,371)	$220,239
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of premiums and discounts on investment securities, net	15,773	25,406	79,794
Amortization of deferred debt issuance costs on term notes payable and convertible senior notes	2,053	2,589	2,678
Provision for (reversal of provision for) credit losses on investment securities	259	(545)	2,730
Realized and unrealized losses on investment securities	39,779	70,515	601,207
Loss (gain) on servicing asset	62,674	111,620	(425,376)
Realized and unrealized (gains) losses on interest rate swaps and swaptions	(89,344)	74,304	(34,328)
Unrealized (gains) losses on other derivative instruments	(58,063)	102,694	13,797
Gains on mortgage loans held-for-sale	(1,493)	—	(9)
Gain on repurchase of term notes payable and convertible senior notes	(226)	(5,104)	—
Equity based compensation	10,946	10,976	11,630
Originations and purchases of mortgage loans held-for-sale	(64,416)	(80)	(264)
Proceeds from sales of mortgage loans held-for-sale	62,869	—	—
Proceeds from repayment of mortgage loans held-for-sale	145	31	30
Net change in assets and liabilities:
Decrease (increase) in accrued interest receivable	2,008	679	(9,752)
Decrease in deferred income taxes, net	33,798	14,504	105,241
(Decrease) increase in accrued interest payable	(55,779)	47,739	75,652
Change in other operating assets and liabilities, net	(58,147)	(5,448)	(19,867)
Net cash provided by operating activities	201,004	343,509	623,402
Cash Flows From Investing Activities:
Purchases of available-for-sale securities	(2,135,001)	(3,877,805)	(10,662,518)
Proceeds from sales of available-for-sale securities	2,183,330	2,673,827	7,793,705
Principal payments on available-for-sale securities	707,203	662,469	1,102,994
Purchases of mortgage servicing rights, net of purchase price adjustments	(114,124)	(312,637)	(629,810)
Proceeds from sales of mortgage servicing rights	109,778	133,938	261,827
Short sales (purchases) of derivative instruments, net	21,809	(4,029)	(71,291)
Proceeds from sales and settlement (payments for termination and settlement) of derivative instruments, net	204,476	(244,364)	125,908
Payments for reverse repurchase agreements	(3,649,355)	(2,487,516)	(3,241,834)
Proceeds from reverse repurchase agreements	3,577,471	3,270,360	2,309,581
Acquisition of RoundPoint Mortgage Servicing LLC, net of cash acquired	(20,976)	26,798	—
Increase (decrease) in due to counterparties, net	10,668	(36,824)	260,157
Net cash provided by (used in) investing activities	$895,279	$(195,783)	$(2,751,281)
The accompanying notes are an integral part of these consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
(in thousands)

	Year Ended
	December 31,
	2024	2023	2022
Cash Flows From Financing Activities:
Proceeds from repurchase agreements	$46,460,195	$37,045,726	$35,927,488
Principal payments on repurchase agreements	(46,675,345)	(37,628,530)	(34,980,922)
Proceeds from revolving credit facilities	129,500	404,000	720,000
Principal payments on revolving credit facilities	(438,500)	(193,660)	(21,930)
Proceeds from warehouse facilities	49,705	—	—
Principal payments on warehouse facilities	(47,673)	—	—
Repayment of term notes payable	(295,776)	(100,970)	—
Repurchase/repayment of convertible senior notes	(9,675)	(13,169)	(143,774)
Repurchase and retirement of preferred stock	(11,102)	(14,813)	(51,402)
Proceeds from issuance of common stock, net of offering costs	244	275,674	6,614
Repurchase of common stock	—	(7,056)	—
Dividends paid on preferred stock	(47,364)	(48,960)	(54,989)
Dividends paid on common stock	(187,684)	(197,640)	(235,371)
Net cash (used in) provided by financing activities	(1,073,475)	(479,398)	1,165,714
Net increase (decrease) in cash, cash equivalents and restricted cash	22,808	(331,672)	(962,165)
Cash, cash equivalents and restricted cash at beginning of period	794,833	1,126,505	2,088,670
Cash, cash equivalents and restricted cash at end of period	$817,641	$794,833	$1,126,505
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$618,659	$565,834	$153,181
Cash paid (received) for taxes, net	$9,255	$7,380	$(1,575)
Noncash Activities:
Dividends declared but not paid at end of period	$58,725	$58,731	$64,504
The accompanying notes are an integral part of these consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements
Note 1. Organization and Operations
Two Harbors Investment Corp. is a Maryland corporation founded in 2009 that, through its wholly owned subsidiaries (collectively, the Company), invests in, finances and manages mortgage servicing rights, or MSR, and Agency residential mortgage-backed securities, or Agency RMBS, and, through its operational platform, RoundPoint Mortgage Servicing LLC, or RoundPoint, is one of the largest servicers of conventional loans in the country. Agency refers to a U.S. government sponsored enterprise, or GSE, such as the Federal National Mortgage Association, or Fannie Mae, or the Federal Home Loan Mortgage Corporation, or Freddie Mac, or a U.S. government agency such as the Government National Mortgage Association, or Ginnie Mae. The Company is structured as an internally-managed real estate investment trust, or REIT, and its common stock is listed on the New York Stock Exchange, or NYSE, under the symbol “TWO.”
The Company seeks to leverage its core competencies of understanding and managing interest rate and prepayment risk to invest in its portfolio of MSR and Agency RMBS, with the objective of delivering more stable performance, relative to RMBS portfolios without MSR, across changing market environments. The Company is acutely focused on creating sustainable stockholder value over the long term.
The Company has elected to be treated as a REIT as defined under the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, for U.S. federal income tax purposes. As long as the Company continues to comply with a number of requirements under federal tax law and maintains its qualification as a REIT, the Company generally will not be subject to U.S. federal income taxes to the extent that the Company distributes its taxable income to its stockholders on an annual basis and does not engage in prohibited transactions. However, certain activities that the Company may perform may cause it to earn income which will not be qualifying income for REIT purposes. The Company has designated certain of its subsidiaries as taxable REIT subsidiaries, or TRSs, as defined in the Internal Revenue Code, to engage in such activities.

Note 2. Basis of Presentation and Significant Accounting Policies
Consolidation and Basis of Presentation
The accompanying consolidated financial statements include the accounts of all subsidiaries; inter-company accounts and transactions have been eliminated. All trust entities in which the Company holds investments that are considered variable interest entities, or VIEs, for financial reporting purposes were reviewed for consolidation under the applicable consolidation guidance. Whenever the Company has both the power to direct the activities of a trust that most significantly impact the entities’ performance, and the obligation to absorb losses or the right to receive benefits of the entities that could be significant, the Company consolidates the trust. The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles, or U.S. GAAP. The Company consists of a single operating and reportable segment; the investment portfolio is managed as a whole and resources are allocated and financial performance is assessed by the chief operating decision maker on a consolidated basis. Accordingly, the consolidated financial statements and notes thereto are presented as a single reportable segment. Certain prior period amounts have been reclassified to conform to the current period presentation. All per share amounts, common shares outstanding and common equity-based awards for the year ended December 31, 2022 reflect the Company’s one-for-four reverse stock split effected on November 1, 2022 at 5:01 p.m. Eastern Time (refer to Note 19 - Stockholders’ Equity for additional information).
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make a number of significant estimates. These include estimates of fair value of certain assets and liabilities, the amount and timing of credit losses, prepayment rates, the period of time during which the Company anticipates an increase in the fair values of certain assets and liabilities sufficient to recover unrealized losses in those assets and liabilities, and other estimates that affect the reported amounts of certain assets and liabilities as of the date of the consolidated financial statements and the reported amounts of certain revenues and expenses during the reported period. It is likely that changes in these estimates (e.g., valuation changes due to supply and demand in the market, credit performance, prepayments, interest rates, or other reasons) will occur in the near term. The Company’s estimates are inherently subjective in nature and actual results could differ from its estimates and the differences may be material.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements
Significant Accounting Policies
Business Combinations
Under Accounting Standards Codification (ASC) 805, Business Combinations, or ASC 805, an acquisition is considered a business combination when the assets acquired and liabilities assumed constitute a business. The acquisition method prescribed in ASC 805 requires, among other things, that the assets acquired and liabilities assumed be recognized at fair value as of the acquisition date. In a business combination, the initial allocation of the purchase price is considered preliminary and therefore subject to change until the end of the measurement period (up to one year from the acquisition date). Goodwill is calculated as the excess of the consideration transferred over the net assets acquired that meet the criteria for separate recognition and represents the estimated future economic benefits arising from these and other assets acquired that could not be individually identified or do not qualify for recognition as a separate asset. Goodwill is included within the other assets line item on the Company’s consolidated balance sheets. Acquisition-related costs are expensed as incurred and included within the other operating expenses line item in the Company’s consolidated statements of comprehensive income (loss). The results of operations of acquired businesses are included from the date of acquisition.
Goodwill and Intangible Assets
On an annual basis, the Company qualitatively assesses its goodwill assigned to each of its reporting units during the fourth quarter of each year. This qualitative assessment evaluates various events and circumstances, such as macro-economic conditions, industry and market conditions, cost factors, relevant events and financial trends, that may impact a reporting unit’s fair value. Using this qualitative assessment, the Company determines whether it is more-likely-than-not that the reporting unit’s fair value exceeds its carrying value. If it is determined that it is not more-likely-than-not that the reporting unit’s fair value exceeds the carrying value, or upon consideration of other factors, including recent acquisition, restructuring or divestiture activity, the Company performs a quantitative, “step one” goodwill impairment analysis. In addition, the Company may test goodwill in between annual test dates if an event occurs or circumstances change that could more-likely-than-not reduce the fair value of a reporting unit below its carrying value. The Company did not recognize any goodwill impairment during the year ended December 31, 2024.
As a result of the acquisition of RoundPoint effective September 30, 2023, the Company identified intangible assets in the form of state licenses, GSE approvals and trade names. Intangible assets are included within the other assets line item on the Company’s consolidated balance sheets. The Company recorded the intangible assets at fair value at the acquisition date and amortizes the value of finite-lived intangibles into expense over the expected useful life. Amortization of acquired intangible assets is included within the other operating expenses line item in the Company’s consolidated statements of comprehensive income (loss). If impairment events occur, they could accelerate the timing of acquired intangible asset charges. Licenses and approvals acquired are deemed to have an indefinite useful life and are evaluated for impairment annually during the fourth quarter and in interim periods if indicators of impairment exist. The Company did not recognize any impairment on its intangible assets during the year ended December 31, 2024.
Variable Interest Entities
The Company enters into transactions with subsidiary trust entities that are established for limited purposes. One of the Company’s subsidiary trust entities, MSR Issuer Trust, was formed for the purpose of financing MSR through securitization, pursuant to which, through two of the Company’s wholly owned subsidiaries, MSR is pledged to MSR Issuer Trust and in return, MSR Issuer Trust may issue term notes to qualified institutional buyers and variable funding notes, or VFNs, to one of the subsidiaries, in each case secured on a pari passu basis.
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
Available-for-Sale Securities, at Fair Value
The Company invests primarily in mortgage pass-through certificates, collateralized mortgage obligations and other RMBS representing interests in or obligations backed by pools of mortgage loans issued by a Fannie Mae, Freddie Mac or Ginnie Mae. The Company also holds securities that are not issued by a GSE or U.S government agency, or non-Agency securities, other Agency securities, and, from time to time, U.S. Treasuries.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements
The Company classifies its Agency and non-Agency investment securities, excluding inverse interest-only Agency securities which are classified as derivatives for purposes of U.S. GAAP, as available-for-sale, or AFS, investments. Although the Company generally intends to hold most of its investment securities until maturity, it may, from time to time, sell any of its investment securities as part of its overall management of its portfolio. Accordingly, the Company classifies all of its securities as AFS, including its interest-only strips, which represent the Company’s right to receive a specified portion of the contractual interest flows of specific Agency or non-Agency securities. All assets classified as AFS, excluding certain AFS securities for which the Company has elected the fair value option, are reported at estimated fair value with unrealized gains and losses included in accumulated other comprehensive loss.
On July 1, 2015, the Company elected the fair value option for Agency interest-only securities acquired on or after such date. On July 1, 2021, the Company elected the fair value option for all non-Agency securities acquired on or after such date. On January 1, 2023, the Company elected the fair value option for all other non-RMBS Agency securities acquired on or after such date. All Agency interest-only securities acquired on or after July 1, 2015, all non-Agency securities acquired on or after July 1, 2021, and all other non-RMBS Agency securities acquired on or after January 1, 2023 are carried at estimated fair value with changes in fair value recorded as a component of loss on investment securities in the consolidated statements of comprehensive income (loss).
Fair value is determined under the guidance of ASC 820, Fair Value Measurements and Disclosures, or ASC 820. The Company determines the fair value of its investment securities that are issued or guaranteed as to principal and/or interest by a GSE or U.S. government agency, based upon prices obtained from third-party pricing vendors or broker quotes received using the bid price, which are both deemed indicative of market activity. In determining the fair value of its non-Agency securities, management judgment is used to arrive at fair value that considers prices obtained from third-party pricing vendors, broker quotes received and other applicable market data. If listed price data is not available or insufficient, then fair value is based upon internally developed models that are primarily based on observable market-based inputs but also include unobservable market data inputs. See Note 12 - Fair Value of these notes to the consolidated financial statements for details on fair value measurement.
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
Actual maturities of AFS securities are affected by the contractual lives of the associated mortgage collateral, periodic payments of principal, and prepayments of principal. Therefore actual maturities of AFS securities are generally shorter than stated contractual maturities. Stated contractual maturities are generally greater than ten years.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements
For AFS securities where the fair value option has not been elected, the Company evaluates for impairment at least quarterly, and more frequently when economic or market conditions warrant such evaluation. When the fair value of an AFS security is less than its amortized cost, the security is considered impaired. For securities that are impaired, the Company determines if it (i) has the intent to sell the security, (ii) is more-likely-than-not that it will be required to sell the security before recovery of its amortized cost basis, or (iii) does not expect to recover the entire amortized cost basis of the security. If the Company determines that it is more-likely-than-not that it will incur a realized loss on the security when it is sold, the difference between the amortized cost and the fair value is recognized in the consolidated statements of comprehensive income (loss) as a component of loss on investment securities.
The Company uses a discounted cash flow method to estimate and recognize an allowance for credit losses on both Agency and non-Agency AFS securities that are not accounted for under the fair value option. The initial estimated allowance for credit losses is equal to the difference between the prepayment adjusted contractual cash flows with no credit losses and the prepayment adjusted expected cash flows with credit losses, discounted at the effective interest rate on the AFS security. The contractual cash flows and expected cash flows are based on management’s best estimate and take into consideration current prepayment assumptions, lifetime expected losses based on past loss experience, current market conditions, and reasonable and supportable forecasts of future conditions. The allowance for credit losses on Agency AFS securities relates to prepayment assumption changes on interest-only Agency RMBS. The initial allowance for credit losses causes an increase in the AFS security amortized cost and recognizes an allowance for credit losses in the same amount. Subsequent adverse or favorable changes in the allowance for credit losses are recognized immediately in earnings as a provision for or reduction in credit losses (within loss on investment securities). Adverse changes are reflected as an increase to the allowance for credit losses and favorable changes are reflected as a decrease to the allowance for credit losses. The allowance for credit losses is limited to the difference between the beneficial interest’s fair value and its amortized cost, and any remaining adverse changes in these circumstances are reflected as a prospective adjustment to accretable yield. If the allowance for credit losses has been reduced to zero, the remaining favorable changes are reflected as a prospective adjustment to accretable yield. The Company does not adjust the effective interest rate in subsequent periods for prepayment assumption changes or variable-rate changes. Any changes in the allowance for credit losses due to the time-value-of-money are accounted for in the consolidated statements of comprehensive income (loss) as provision for credit losses rather than a reduction to interest income. Any portion of the AFS securities that is deemed uncollectible results in a write-off of the uncollectible amortized cost with a corresponding reduction to the allowance for credit losses. Recoveries of amounts previously written off results in an increase to the allowance for credit losses.
Mortgage Servicing Rights, at Fair Value
One of the Company’s wholly owned subsidiaries, TH MSR Holdings LLC (formerly Matrix Financial Services Corporation), has approvals from Fannie Mae and Freddie Mac to own and manage MSR, which represent the right to control the servicing of residential mortgage loans. TH MSR Holdings acquires MSR from third-party originators through flow and bulk purchases, as well as through the recapture of MSR on loans in its MSR portfolio that refinance. Beginning in 2024, TH MSR Holdings also acquires MSR on loans originated by its subsidiary, RoundPoint, through purchases and recapture of MSR. TH MSR Holdings does not directly service mortgage loans; instead, it engages RoundPoint to handle substantially all servicing functions for the mortgage loans underlying the Company’s MSR. RoundPoint also services mortgage loans underlying MSR owned by third parties. RoundPoint has approvals from Fannie Mae and Freddie Mac to service residential mortgage loans. As an owner and manager of MSR, the Company may be obligated to fund advances of principal and interest payments due to third-party owners of the loans, but not yet received from the individual borrowers. These advances are reported as servicing advances within the other assets line item on the consolidated balance sheets.
MSR are reported at fair value on the consolidated balance sheets. Although MSR transactions are observable in the marketplace, the valuation includes unobservable market data inputs (prepayment speeds; option-adjusted spread, or OAS, which represents the incremental spread added to the risk-free rate to reflect the effects of any embedded options and other risk inherent in MSR; and cost to service). Changes in the fair value of MSR are included within the (loss) gain on servicing asset line item on the Company’s consolidated statements of comprehensive income (loss). Servicing fee, ancillary and other fee income, as well as float income from custodial accounts associated with the Company’s servicing portfolio, are included within the servicing income line item on the Company’s consolidated statements of comprehensive income (loss). Third-party subservicing costs and other servicing expenses directly related to the Company’s MSR portfolio are included within the servicing costs line item on the Company’s consolidated statements of comprehensive income (loss).

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements
Mortgage Loans Held-for-Sale, at Fair Value
The Company originates residential mortgage loans with the intention of selling such loans on a servicing-retained basis in the secondary market. As these loans are originated with intent to sell, the loans are classified as held-for-sale, and the Company has elected to measure these loans held-for-sale at fair value. The Company estimates fair value of mortgage loans held-for-sale using a market approach by utilizing either: (i) the fair value of securities backed by similar mortgage loans, adjusted for certain factors to approximate the fair value of a whole mortgage loan, including the value attributable to mortgage servicing and credit risk; (ii) current commitments to purchase loans; or (iii) recent observable market trades for similar loans, adjusted for credit risk and other individual loan characteristics. In connection with the Company’s election to measure originated mortgage loans held-for-sale at fair value, the Company records the loan origination fees when earned, net of direct loan originations costs associated with these loans. Loan origination fees and underwriting fees are recorded within the other income (loss) line item in the consolidated statements of comprehensive income (loss). Gains or losses recognized upon sale of loans and fair value adjustments are recorded within gain on mortgage loans held-for-sale in the consolidated statements of comprehensive income (loss).
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
At the inception of a derivative contract, the Company determines whether the instrument will be part of a qualifying hedge accounting relationship or whether the Company will account for the contract as a trading instrument. Due to the volatility of the interest rate and credit markets and difficulty in effectively matching pricing or cash flows, the Company has elected to treat all derivative contracts as trading instruments. Changes in fair value as well as the accrual and settlement of interest associated with derivatives accounted for as trading instruments are reported in the consolidated statements of comprehensive income (loss) as gain (loss) on interest rate swap and swaption agreements, (loss) gain on other derivative instruments or gain on mortgage loans held-for-sale, depending on the type of derivative instrument.
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
Revolving Credit Facilities
To finance MSR assets and related servicing advance obligations, the Company enters into revolving credit facilities collateralized by the value of the MSR and/or servicing advances pledged. Borrowings under these revolving credit facilities that expire within one year are considered short-term debt. As of December 31, 2024, the Company’s revolving credit facilities that had contractual terms of greater than one year were considered long-term debt. The Company’s revolving credit facilities generally bear interest rates based on an index plus a spread. Borrowings under revolving credit facilities are treated as collateralized financing transactions and are carried at contractual amounts, as specified in the respective agreements.

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
Income Taxes
The Company has elected to be taxed as a REIT under the Internal Revenue Code and the corresponding provisions of state law. To qualify as a REIT, the Company must distribute at least 90% of its annual REIT taxable income to stockholders (not including taxable income retained in its taxable subsidiaries) within the time frame set forth in the Internal Revenue Code and the Company must also meet certain other requirements. In addition, because certain activities, if performed by the Company, may cause the Company to earn income which is not qualifying for the REIT gross income tests, the Company has formed TRSs, as defined in the Internal Revenue Code, to engage in such activities. These TRSs’ activities are subject to income taxes as well as any REIT taxable income not distributed to stockholders.
The Company assesses its tax positions for all open tax years and determines whether the Company has any material unrecognized liabilities in accordance with ASC 740, Income Taxes. The Company records these liabilities to the extent the Company deems them more-likely-than-not to be incurred. The Company classifies interest and penalties on material uncertain tax positions as interest expense and operating expense, respectively, in its consolidated statements of comprehensive income (loss).

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
Equity Incentive Plan
The Company’s 2021 Equity Incentive Plan, or the Equity Incentive Plan, provides incentive compensation to attract and retain qualified directors, officers, personnel and other parties who may provide significant services to the Company. The Equity Incentive Plan is administered by the compensation committee of the Company’s board of directors. The Equity Incentive Plan permits the grants of restricted common stock, restricted stock units, or RSUs, performance-based awards (including performance share units, or PSUs), phantom shares, dividend equivalent rights and other equity-based awards. See Note 20 - Equity Incentive Plans for further details regarding the Equity Incentive Plan.
Equity-based compensation costs are initially measured at the estimated fair value of the awards on the grant date. Valuation methods used and subsequent expense recognition is dependent upon each award’s service and performance conditions. The Company has elected not to estimate forfeitures when valuing equity-based awards and adjusts compensation costs as actual forfeitures occur. Compensation costs for equity-based awards subject only to service conditions are measured at the closing stock price on the grant date and are recognized as expense on a straight-line basis over the requisite service periods for the awards, adjusted for any forfeitures. Compensation costs for equity-based awards subject to market-based performance metrics are measured at the grant date using Monte Carlo simulations which incorporate assumptions for stock return volatility, dividend yield and risk-free interest rates. These initial valuation amounts are recognized as expense over the requisite performance periods, subject to adjustments only for actual forfeitures. Amortization of equity-based awards (non-cash equity compensation expense) is included within compensation and benefits on the consolidated statements of comprehensive income (loss).

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements
Recently Issued and/or Adopted Accounting Standards
Improvements to Reportable Segment Disclosures
In November 2023, the FASB issued Accounting Standards Update (ASU) No. 2023-07, which requires public entities to disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Public entities with a single reportable segment are required to provide the new disclosures and all the disclosures required under ASC 280, Segment Reporting. The ASU does not change how a public entity identifies its operating segments, aggregates them or applies the quantitative thresholds to determine its reportable segments. The ASU is effective for fiscal years beginning after December 15, 2023, and for interim periods beginning after December 15, 2024, with early adoption permitted. The guidance should be applied retrospectively to all periods presented in the financial statements, unless it is impracticable. The segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The Company has adopted this ASU, which did not have a material impact on the Company's financial condition, results of operations or financial statement disclosures.
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
Disaggregation of Income Statement Expenses
In November 2024, the FASB issued ASU No. 2024-03, which requires public entities to disclose specific expense categories, including employee compensation, depreciation, and intangible asset amortization expenses, in the notes to financial statements on both an annual and interim basis. The guidance also requires a qualitative description of amounts that are not disaggregated quantitatively. The ASU is effective for annual periods beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The guidance should be applied either prospectively or retrospectively for each period presented. The Company is currently evaluating the impact of this ASU on its consolidated financial statements and disclosures.
Issuer’s Accounting for Induced Conversions of Convertible Debt Instruments
In November 2024, the FASB issued ASU No. 2024-04, which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion or a debt extinguishment. The ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 31, 2025, with early adoption permitted for entities that have adopted ASU No. 2020-06. The Company is currently evaluating the impact of this ASU on its consolidated financial statements and disclosures.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements
Note 3. Acquisition of RoundPoint Mortgage Servicing LLC
Effective September 30, 2023, the Company acquired RoundPoint from Freedom Mortgage Corporation, or Freedom, after the completion of customary closing conditions and receiving the required regulatory and GSE approvals. Upon closing, all servicing and origination licenses and operational capabilities remained with RoundPoint, and RoundPoint became a wholly owned subsidiary of TH MSR Holdings. Management believes this acquisition adds value for stakeholders of the Company through cost savings achieved by bringing the servicing of its MSR portfolio in-house, greater control over the Company’s MSR portfolio and the associated cash flows, and the ability to participate more fully in the mortgage finance space as opportunities arise.
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
The total goodwill of $27.5 million was calculated as the excess of the total consideration transferred over the net assets acquired and primarily includes the existence of an assembled workforce, synergies and benefits expected to result from combining operations with RoundPoint and adding in-house servicing. The full amount of goodwill for tax purposes of $27.5 million is expected to be deductible. The Company will assess the goodwill annually during the fourth quarter and in interim periods whenever events or circumstances make it more-likely-than-not that an impairment may have occurred.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements
Acquisition-related costs are expensed in the period incurred and included within the other operating expenses line item in the Company’s consolidated statements of comprehensive income (loss). During the years ended December 31, 2023 and 2022, the Company recognized $1.3 million and $0.8 million, respectively, of acquisition-related costs.
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
____________________
(1)The Company’s revenue is defined as the sum of the interest income, servicing income and total other income line items on the consolidated statements of comprehensive income (loss).

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
Additionally, in the third quarter of 2022, TH MSR Holdings agreed to engage RoundPoint as a subservicer prior to the closing date and began transferring loans to RoundPoint in the fourth quarter of 2022. As such, prior to the acquisition on September 30, 2023, the Company incurred servicing expenses related to RoundPoint’s subservicing of the Company’s MSR of $23.9 million and $2.0 million during the years ended December 31, 2023 and 2022, respectively. These subservicing expenses are included within the servicing costs line item on the Company’s consolidated statements of comprehensive income (loss).

Note 4. Variable Interest Entities
The Company enters into transactions with subsidiary trust entities that are established for limited purposes. One of the Company’s subsidiary trust entities, MSR Issuer Trust, was formed for the purpose of financing MSR through securitization, pursuant to which, through two of the Company’s wholly owned subsidiaries, MSR is pledged to MSR Issuer Trust and in return, MSR Issuer Trust may issue term notes to qualified institutional buyers and variable funding notes, or VFNs, to one of the subsidiaries, in each case secured on a pari passu basis. The Company has three repurchase facilities that are secured by the VFNs, which are collateralized by portions of the Company’s MSR portfolio. During the year ended December 31, 2024, all outstanding term notes previously issued by MSR Issuer Trust matured and were repaid.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements
The following table presents a summary of the assets and liabilities of all consolidated trusts as reported on the consolidated balance sheets as of December 31, 2024 and December 31, 2023:

(in thousands)	December 31, 2024	December 31, 2023
Note receivable (1)	$—	$399,317
Restricted cash	44,631	45,642
Accrued interest receivable (1)	—	551
Other assets	118,686	79,749
Total Assets	$163,317	$525,259
Term notes payable	$—	$399,317
Revolving credit facilities	90,300	34,300
Accrued interest payable	560	816
Other liabilities	44,071	45,377
Total Liabilities	$134,931	$479,810
____________________
(1)Receivables due from a wholly owned subsidiary of the Company to the trusts are eliminated in consolidation in accordance with U.S. GAAP.

Note 5. Available-for-Sale Securities, at Fair Value
The Company holds both Agency and non-Agency AFS investment securities which are carried at fair value on the consolidated balance sheets. The following table presents the Company’s AFS investment securities by collateral type as of December 31, 2024 and December 31, 2023:

(in thousands)	December 31, 2024	December 31, 2023
Agency:
Federal National Mortgage Association	$4,764,502	$5,467,684
Federal Home Loan Mortgage Corporation	2,505,390	2,790,662
Government National Mortgage Association	98,085	64,653
Non-Agency	3,734	4,150
Total available-for-sale securities	$7,371,711	$8,327,149

At December 31, 2024 and December 31, 2023, the Company pledged AFS securities with a carrying value of $7.1 billion and $8.1 billion, respectively, as collateral for repurchase agreements. See Note 13 - Repurchase Agreements.
At December 31, 2024 and December 31, 2023, the Company did not have any securities purchased from and financed with the same counterparty that did not meet the conditions of ASC 860, Transfers and Servicing, to be considered linked transactions and, therefore, classified as derivatives.
The Company is not required to consolidate VIEs for which it has concluded it does not have both the power to direct the activities of the VIEs that most significantly impact the entities’ performance, and the obligation to absorb losses or the right to receive benefits of the entities that could be significant. The Company’s investments in these unconsolidated VIEs include all non-Agency securities, which are classified within available-for-sale securities, at fair value on the consolidated balance sheets. As of December 31, 2024 and December 31, 2023, the carrying value, which also represents the maximum exposure to loss, of all non-Agency securities in unconsolidated VIEs was $3.7 million and $4.2 million, respectively.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements
The following tables present the amortized cost and carrying value of AFS securities by collateral type as of December 31, 2024 and December 31, 2023:

	December 31, 2024
(in thousands)	Principal/ Current Face	Un-amortized Premium	Accretable Purchase Discount	Amortized Cost	Allowance for Credit Losses	Unrealized Gain	Unrealized Loss	Carrying Value
Agency:
Principal and interest	$7,600,374	$135,743	$(71,116)	$7,665,001	$—	$2,789	$(321,829)	$7,345,961
Interest-only	462,886	27,747	—	27,747	(2,386)	473	(3,818)	22,016
Total Agency	8,063,260	163,490	(71,116)	7,692,748	(2,386)	3,262	(325,647)	7,367,977
Non-Agency	503,924	3,724	(16)	4,279	(480)	244	(309)	3,734
Total	$8,567,184	$167,214	$(71,132)	$7,697,027	$(2,866)	$3,506	$(325,956)	$7,371,711

	December 31, 2023
(in thousands)	Principal/ Current Face	Un-amortized Premium	Accretable Purchase Discount	Amortized Cost	Allowance for Credit Losses	Unrealized Gain	Unrealized Loss	Carrying Value
Agency:
Principal and interest	$8,421,733	$155,171	$(130,932)	$8,445,972	$—	$22,677	$(196,748)	$8,271,901
Interest-only	840,723	58,567	—	58,567	(3,619)	907	(4,757)	51,098
Total Agency	9,262,456	213,738	(130,932)	8,504,539	(3,619)	23,584	(201,505)	8,322,999
Non-Agency	569,897	4,199	(19)	4,844	(324)	173	(543)	4,150
Total	$9,832,353	$217,937	$(130,951)	$8,509,383	$(3,943)	$23,757	$(202,048)	$8,327,149

The following table presents the Company’s AFS securities according to their estimated weighted average life classifications as of December 31, 2024:

	December 31, 2024
(in thousands)	Agency	Non-Agency	Total
< 1 year	$270	$—	$270
≥ 1 and < 3 years	11,387	—	11,387
≥ 3 and < 5 years	29,908	5	29,913
≥ 5 and < 10 years	7,326,412	3,430	7,329,842
≥ 10 years	—	299	299
Total	$7,367,977	$3,734	$7,371,711

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements
Measurement of Allowances for Credit Losses on AFS Securities
The Company uses a discounted cash flow method to estimate and recognize an allowance for credit losses on both Agency and non-Agency AFS securities that are not accounted for under the fair value option. The following tables present the changes for the years ended December 31, 2024, 2023 and 2022 in the allowance for credit losses on Agency and non-Agency AFS securities:

	Year Ended
	December 31, 2024
(in thousands)	Agency	Non-Agency	Total
Allowance for credit losses at beginning of period	$(3,619)	$(324)	$(3,943)
Additions on securities for which credit losses were not previously recorded	(50)	(81)	(131)
Decrease (increase) on securities with previously recorded credit losses	(24)	(104)	(128)
Write-offs	1,307	29	1,336
Allowance for credit losses at end of period	$(2,386)	$(480)	$(2,866)

	Year Ended
	December 31, 2023
(in thousands)	Agency	Non-Agency	Total
Allowance for credit losses at beginning of period	$(6,785)	$(173)	$(6,958)
Additions on securities for which credit losses were not previously recorded	(55)	(370)	(425)
(Increase) decrease on securities with previously recorded credit losses	965	5	970
Write-offs	2,256	214	2,470
Allowance for credit losses at end of period	$(3,619)	$(324)	$(3,943)

	Year Ended
	December 31, 2022
(in thousands)	Agency	Non-Agency	Total
Allowance for credit losses at beginning of period	$(12,851)	$(1,387)	$(14,238)
Additions on securities for which credit losses were not previously recorded	(482)	(501)	(983)
(Increase) decrease on securities with previously recorded credit losses	(3,462)	1,715	(1,747)
Write-offs	10,010	—	10,010
Allowance for credit losses at end of period	$(6,785)	$(173)	$(6,958)

The following tables present the components comprising the carrying value of AFS securities for which an allowance for credit losses has not been recorded by length of time that the securities had an unrealized loss position as of December 31, 2024 and December 31, 2023. At December 31, 2024 and December 31, 2023, the Company held 632 and 646 AFS securities, respectively; of the securities for which an allowance for credit losses has not been recorded, 159 and 477 were in an unrealized loss position for less than twelve consecutive months and 370 and 0 were in an unrealized loss position for more than twelve consecutive months, respectively.

	December 31, 2024
	Unrealized Loss Position for
	Less than 12 Months		12 Months or More		Total
(in thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Agency	$3,252,413	$(53,374)	$3,845,019	$(270,700)	$7,097,432	$(324,074)
Non-Agency	5	—	—	—	5	—
Total	$3,252,418	$(53,374)	$3,845,019	$(270,700)	$7,097,437	$(324,074)

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

	December 31, 2023
	Unrealized Loss Position for
	Less than 12 Months		12 Months or More		Total
(in thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Agency	$6,269,848	$(199,276)	$—	$—	$6,269,848	$(199,276)
Non-Agency	883	(173)	—	—	883	(173)
Total	$6,270,731	$(199,449)	$—	$—	$6,270,731	$(199,449)

Gross Realized Gains and Losses
Gains and losses from the sale of AFS securities are recorded as realized gains (losses) within loss on investment securities in the Company’s consolidated statements of comprehensive income (loss). The following table presents details around sales of AFS securities during the years ended December 31, 2024, 2023 and 2022:

	Year Ended
	December 31,
(in thousands)	2024	2023	2022
Proceeds from sales of available-for-sale securities	$2,183,330	$2,673,827	$7,793,705
Amortized cost of available-for-sale securities sold	(2,222,634)	(2,792,703)	(8,359,967)
Total realized losses on sales, net	$(39,304)	$(118,876)	$(566,262)

Gross realized gains	$2,426	$16,285	$40,574
Gross realized losses	(41,730)	(135,161)	(606,836)
Total realized losses on sales, net	$(39,304)	$(118,876)	$(566,262)

Note 6. Servicing Activities
Mortgage Servicing Rights, at Fair Value
One of the Company’s wholly owned subsidiaries, TH MSR Holdings, has approvals from Fannie Mae and Freddie Mac to own and manage MSR, which represent the right to control the servicing of residential mortgage loans. TH MSR Holdings acquires MSR from third-party originators through flow and bulk purchases, as well as through the recapture of MSR on loans in its MSR portfolio that refinance. Beginning in 2024, TH MSR Holdings also acquires MSR on loans originated by its subsidiary, RoundPoint, through purchases and recapture of MSR. TH MSR Holdings does not directly service mortgage loans; instead, it engages its wholly owned subsidiary, RoundPoint, to handle substantially all servicing functions for the mortgage loans underlying the Company’s MSR. RoundPoint also services mortgage loans underlying MSR owned by third parties. RoundPoint has approvals from Fannie Mae and Freddie Mac to service residential mortgage loans.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements
The following table summarizes activity related to the Company’s MSR portfolio for the years ended December 31, 2024, 2023 and 2022.

	Year Ended
	December 31,
(in thousands)	2024	2023	2022
Balance at beginning of period	$3,052,016	$2,984,937	$2,191,578
Purchases of mortgage servicing rights	115,587	317,194	640,051
Additions from sales of mortgage loans	667	—	—
Sales of mortgage servicing rights (1)	(81,014)	(115,754)	(259,059)
Changes in fair value due to:
Changes in valuation inputs or assumptions used in the valuation model (2)	140,168	97,859	793,631
Other changes in fair value (3)	(231,606)	(227,663)	(371,023)
Other changes (4)	(1,547)	(4,557)	(10,241)
Balance at end of period (5)	$2,994,271	$3,052,016	$2,984,937
____________________
(1)During the year ended December 31, 2023, excess MSR was transferred to Agency-sponsored trusts in exchange for stripped mortgage backed securities, or SMBS. In each transaction, a portion of the SMBS was acquired by third parties and the Company acquired the remaining balance of those SMBS, which were briefly included within Agency AFS securities until their sale in the same year.
(2)Includes the impact of acquiring MSR at a cost different from fair value.
(3)Primarily represents changes due to the realization of cash flows.
(4)Includes purchase price adjustments, contractual prepayment protection, and changes due to the Company’s purchase of the underlying collateral.
(5)Based on the prior month-end’s principal balance of the loans underlying the Company’s MSR, increased for current month purchases.

At December 31, 2024, the Company pledged MSR with a carrying value of $3.0 billion as collateral for repurchase agreements and revolving credit facilities. See Note 13 - Repurchase Agreements and Note 14 - Revolving Credit Facilities. At December 31, 2023, the Company pledged MSR with a carrying value of $3.0 billion as collateral for repurchase agreements, revolving credit facilities and term notes payable. See Note 13 - Repurchase Agreements, Note 14 - Revolving Credit Facilities and Note 16 - Term Notes Payable.
As of December 31, 2024 and December 31, 2023, the key economic assumptions and sensitivity of the fair value of MSR to immediate 10% and 20% adverse changes in these assumptions were as follows:

(dollars in thousands, except per loan data)	December 31, 2024	December 31, 2023
Weighted average prepayment speed:	6.3%	6.2%
Impact on fair value of 10% adverse change	$(61,975)	$(74,042)
Impact on fair value of 20% adverse change	$(120,142)	$(146,237)
Weighted average delinquency:	0.8%	0.9%
Impact on fair value of 10% adverse change	$(1,297)	$(4,654)
Impact on fair value of 20% adverse change	$(2,567)	$(12,376)
Weighted average option-adjusted spread:	5.1%	5.3%
Impact on fair value of 10% adverse change	$(70,293)	$(59,285)
Impact on fair value of 20% adverse change	$(137,449)	$(119,776)
Weighted average per loan annual cost to service:	$65.02	$68.27
Impact on fair value of 10% adverse change	$(36,191)	$(24,111)
Impact on fair value of 20% adverse change	$(72,381)	$(48,985)

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
Mortgage Servicing Income and Costs
The following table presents the components of servicing income recorded on the Company’s consolidated statements of comprehensive income (loss) for the years ended December 31, 2024, 2023 and 2022:

	Year Ended
	December 31,
(in thousands)	2024	2023	2022
Servicing fee income	$528,206	$555,221	$564,923
Ancillary and other fee income	16,718	5,149	1,932
Float income	136,724	125,407	37,056
Total	$681,648	$685,777	$603,911

Prior to the acquisition of RoundPoint, the Company did not directly service mortgage loans; instead, it contracted with appropriately licensed third-party subservicers to handle substantially all servicing functions in the name of the subservicer for the mortgage loans underlying the Company’s MSR. These third-party subservicing costs and other servicing expenses directly related to the Company’s MSR portfolio are included within the servicing costs line item on the Company’s consolidated statements of comprehensive income (loss). Post-acquisition, all servicing-related expenses incurred by RoundPoint are included within the compensation and benefits and other operating expenses line items on the Company’s consolidated statements of comprehensive income (loss).
Mortgage Servicing Advances
As the servicer of record for the MSR assets, the Company may be required to advance principal and interest payments to security holders, and intermittent tax and insurance payments to local authorities and insurance companies on mortgage loans that are in forbearance, delinquency or default. The Company is responsible for funding these advances, potentially for an extended period of time, before receiving reimbursement from Fannie Mae and Freddie Mac. Servicing advances are priority cash flows in the event of a loan principal reduction or foreclosure and ultimate liquidation of the real estate-owned property, thus making their collection reasonably assured. These servicing advances totaled $141.6 million and $143.2 million and were included in other assets on the consolidated balance sheets as of December 31, 2024 and December 31, 2023, respectively. At December 31, 2024 and December 31, 2023, mortgage loans in 60+ day delinquent status (whether or not subject to forbearance) accounted for approximately 0.9% and 0.7%, respectively, of the aggregate principal balance of loans for which the Company had servicing advance funding obligations.
The Company has one revolving credit facility to finance its servicing advance obligations. At December 31, 2024 and December 31, 2023, the Company had pledged servicing advances with a carrying value of $118.7 million and $79.7 million, respectively, as collateral for this revolving credit facility. See Note 14 - Revolving Credit Facilities.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements
Note 7. Mortgage Loans Held-for-Sale, at Fair Value
The Company originates residential mortgage loans for the purpose of selling to the GSEs or other third-party investors in the secondary market on a servicing-retained basis, typically within 60 days of origination. The Company also holds a small amount of mortgage loans purchased from the collateral underlying its MSR. Mortgage loans held-for-sale are recorded at fair value as a result of a fair value option election. The following table presents the carrying value of Company’s mortgage loans held-for-sale as of December 31, 2024 and December 31, 2023:

(in thousands)	December 31, 2024	December 31, 2023
Unpaid principal balance	$2,297	$318
Mark-to-market adjustments	37	14
Total mortgage loans held-for-sale	$2,334	$332

The following table presents a reconciliation of the Company’s mortgage loans held-for-sale for the years ended December 31, 2024, 2023 and 2022:

	Year Ended
	December 31,
(in thousands)	2024	2023	2022
Balance at beginning of period	$332	$283	$40
Originations and purchases of mortgage loans	64,416	80	264
Sales and principal collections	(62,437)	(31)	(30)
Unrealized gains (losses) on mortgage loans	23	—	9
Balance at end of period	$2,334	$332	$283

The Company is subject to credit risk associated with its originated mortgage loans during the period of time prior to the sale of these loans. The Company considers credit risk associated with these loans to be minimal as it holds the loans for a short period of time and the market for these loans continues to be highly liquid.
The Company has one warehouse facility to finance its mortgage loans held-for-sale. At December 31, 2024, the Company had pledged mortgage loans held-for-sale with a carrying value of $2.1 million as collateral for this warehouse facility. See Note 15 - Warehouse Facilities.

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
The following table presents the Company’s restricted cash balances as of December 31, 2024 and December 31, 2023:

(in thousands)	December 31, 2024	December 31, 2023
Restricted cash balances held by trading counterparties:
For securities trading activity	$950	$450
For derivatives trading activity	43,398	1,669
For servicing activities	49,900	50,345
As restricted collateral for borrowings	218,715	12,575
Total restricted cash balances held by trading counterparties	312,963	65,039
Restricted cash balance pursuant to letter of credit on office lease	65	62
Total	$313,028	$65,101

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the Company’s consolidated balance sheets as of December 31, 2024 and December 31, 2023 that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

(in thousands)	December 31, 2024	December 31, 2023
Cash and cash equivalents	$504,613	$729,732
Restricted cash	313,028	65,101
Total cash, cash equivalents and restricted cash	$817,641	$794,833

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
To help manage the adverse impact of interest rate changes on the value of the Company’s portfolio, its cash flows, and its loan origination pipeline, the Company may, at times, enter into various forward contracts, including short securities, Agency TBAs, options, futures, swaps, caps, credit default swaps, total return swaps and forward mortgage loan sale commitments. In executing on the Company’s current risk management strategy, the Company has entered into TBAs, interest rate swap and swaption agreements, futures, options on futures, IRLCs and forward mortgage loan sale commitments. The Company has also entered into a number of non-derivative instruments to manage interest rate risk, principally MSR and interest-only securities (see discussion below).
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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements
The following tables present the gross fair value and notional amounts of the Company’s derivative financial instruments treated as trading derivatives as of December 31, 2024 and December 31, 2023:

	December 31, 2024
	Derivative Assets		Derivative Liabilities
(in thousands)	Fair Value	Notional	Fair Value	Notional
Inverse interest-only securities	$9,058	$135,310	$—	$—
Interest rate swap agreements	—	16,594,467	—	—
TBAs	732	(34,000)	(24,883)	4,531,800
Futures, net	—	(3,973,400)	—	—
Interest rate lock commitments	151	15,727	(13)	2,613
Forward mortgage loan sale commitments	173	19,030	(1)	1,343
Total	$10,114	$12,757,134	$(24,897)	$4,535,756

	December 31, 2023
	Derivative Assets		Derivative Liabilities
(in thousands)	Fair Value	Notional	Fair Value	Notional
Inverse interest-only securities	$12,292	$163,735	$—	$—
Interest rate swap agreements	—	—	—	17,788,114
Swaptions, net	19	(200,000)	—	—
TBAs	72,980	2,979,000	(21,506)	518,000
Futures, net	—	—	—	(6,203,050)
Total	$85,291	$2,942,735	$(21,506)	$12,103,064

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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements
The following table summarizes the location and amount of gains and losses on derivative instruments reported in the consolidated statements of comprehensive income (loss):

Derivative Instruments	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		Year Ended
(in thousands)		December 31,
		2024	2023	2022
Interest rate risk management:
TBAs	(Loss) gain on other derivative instruments	$(144,416)	$(155,942)	$(487,713)
Futures	(Loss) gain on other derivative instruments	105,216	(8,973)	514,467
Options on futures	(Loss) gain on other derivative instruments	(127)	(779)	(2,224)
Interest rate swaps - Payers	Gain (loss) on interest rate swap and swaption agreements	301,781	(53,263)	772,829
Interest rate swaps - Receivers	Gain (loss) on interest rate swap and swaption agreements	(153,941)	526	(756,744)
Swaptions	Gain (loss) on interest rate swap and swaption agreements	31	(209)	13,414
Interest rate lock commitments	Gain on mortgage loans held-for-sale	137	—	—
Forward mortgage loan sale commitments	Gain on mortgage loans held-for-sale	160	—	—
Non-risk management:
Inverse interest-only securities	(Loss) gain on other derivative instruments	(1,690)	(516)	(15,220)
Total		$107,151	$(219,156)	$38,809

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements
For the years ended December 31, 2024, 2023 and 2022, the Company recognized $58.5 million of income, $21.4 million of income, and $4.8 million of expense, respectively, for the accrual and/or settlement of the net interest spread associated with its interest rate swaps. The income resulted from paying either a fixed interest rate or a floating interest rate (OIS or SOFR) and receiving either a floating interest rate (OIS or SOFR) or a fixed interest rate on an average $14.1 billion, $8.0 billion and $12.4 billion notional, respectively.
The following tables present information with respect to the volume of activity in the Company’s derivative instruments during the years ended December 31, 2024 and 2023:

	Year Ended December 31, 2024
(in thousands)	Beginning of Period Notional Amount	Additions	Settlement, Termination, Expiration or Exercise	End of Period Notional Amount	Average Notional Amount	Realized Gain (Loss), net (1)
Inverse interest-only securities	$163,735	$—	$(28,425)	$135,310	$149,602	$—
Interest rate swap agreements	17,788,114	40,285,144	(41,478,791)	16,594,467	14,147,884	(3,901)
Swaptions, net	(200,000)	(500,000)	700,000	—	(57,923)	(98)
TBAs, net	3,497,000	63,434,400	(62,433,600)	4,497,800	4,235,543	(68,791)
Futures, net	(6,203,050)	(25,011,200)	27,240,850	(3,973,400)	(5,501,400)	(30,570)
Options on futures, net	—	—	—	—	—	(127)
Interest rate lock commitments	—	136,943	(118,603)	18,340	25,879	—
Forward mortgage loan sale commitments	—	136,943	(116,570)	20,373	25,900	—
Total	$15,045,799	$78,482,230	$(76,235,139)	$17,292,890	$13,025,485	$(103,487)

	Year Ended December 31, 2023
(in thousands)	Beginning of Period Notional Amount	Additions	Settlement, Termination, Expiration or Exercise	End of Period Notional Amount	Average Notional Amount	Realized Gain (Loss), net (1)
Inverse interest-only securities	$196,456	$—	$(32,721)	$163,735	$180,080	$—
Interest rate swap agreements	—	22,600,456	(4,812,342)	17,788,114	7,974,494	(36,114)
Swaptions, net	—	(400,000)	200,000	(200,000)	(161,644)	(80)
TBAs, net	3,826,000	42,018,000	(42,347,000)	3,497,000	3,016,532	(230,319)
Futures, net	(18,285,452)	(35,976,130)	48,058,532	(6,203,050)	(9,085,474)	167,235
Options on futures, net	—	—	—	—	—	(779)
Total	$(14,262,996)	$28,242,326	$1,066,469	$15,045,799	$1,923,988	$(100,057)
____________________
(1)Excludes net interest paid or received in full settlement of the net interest spread liability.

Cash flow activity related to derivative instruments is reflected within the operating activities and investing activities sections of the consolidated statements of cash flows. Realized gains and losses and derivative fair value adjustments are reflected within the realized and unrealized (gains) losses on interest rate swaps and swaptions, unrealized (gains) losses on other derivative instruments and gains on mortgage loans held-for-sale line items within the operating activities section of the consolidated statements of cash flows. The remaining cash flow activity related to derivative instruments is reflected within the short sales (purchases) of derivative instruments, net; proceeds from sales and settlement (payments for termination and settlement) of derivative instruments, net; and increase (decrease) in due to counterparties, net line items within the investing activities section of the consolidated statements of cash flows.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements
Interest Rate Sensitive Assets/Liabilities
The Company’s Agency RMBS portfolio is generally subject to change in value when interest rates or prepayment speeds decrease or increase, depending on the type of investment. Periods of rising interest rates with corresponding decreasing prepayment speeds generally result in a decline in the value of the Company’s fixed-rate Agency principal and interest (P&I) RMBS. The impact of this effect on the Company’s fixed-rate Agency P&I RMBS portfolio is partially mitigated by the presence of fixed-rate interest-only Agency RMBS, which generally increase in value when prepayment speeds decrease and MSR, which generally increase in value when prepayment speeds decrease and interest rates increase. As of December 31, 2024 and December 31, 2023, the Company had $16.5 million and $41.9 million, respectively, of interest-only securities, and $3.0 billion and $3.1 billion, respectively, of MSR. Interest-only securities are included in AFS securities, at fair value, in the consolidated balance sheets.
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
The Company may hold both long and short notional TBA positions, which are disclosed on a gross basis according to the unrealized gain or loss position of each TBA contract regardless of long or short notional position. The following tables present the notional amount, cost basis, market value and carrying value (which approximates fair value) of the Company’s TBA positions as of December 31, 2024 and December 31, 2023:

	December 31, 2024
				Net Carrying Value (4)
(in thousands)	Notional Amount (1)	Cost Basis (2)	Market Value (3)	Derivative Assets	Derivative Liabilities
Purchase contracts	$4,931,800	$4,898,394	$4,874,996	$—	$(23,398)
Sale contracts	(434,000)	(405,339)	(406,092)	732	(1,485)
TBAs, net	$4,497,800	$4,493,055	$4,468,904	$732	$(24,883)

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

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

Futures. The Company may use a variety of types of futures independently, or in conjunction with other derivative and non-derivative instruments, in order to mitigate risks. The following table summarizes certain characteristics of the Company’s futures as of December 31, 2024 and December 31, 2023:

(dollars in thousands)	December 31, 2024			December 31, 2023
Type & Maturity	Notional Amount	Carrying Value	Weighted Average Months to Expiration	Notional Amount	Carrying Value	Weighted Average Months to Expiration
U.S. Treasury futures - 2 year	$(2,027,800)	$—	2.96	$(549,600)	$—	2.89
U.S. Treasury futures - 5 year	(713,800)	—	2.96	(1,876,700)	—	2.89
U.S. Treasury futures - 10 year	(907,600)	—	2.60	(983,300)	—	2.60
U.S. Treasury futures - 20 year	318,300	—	2.60	(388,200)	—	2.89
Eris SOFR swap futures - 10 year	(80,000)	—	122.63	—	—	—
SOFR futures:
≤ 1 year	(562,500)	—	5.52	(1,842,750)	—	6.05
> 1 and ≤ 2 years	—	—	—	(562,500)	—	17.56
Total futures	$(3,973,400)	$—	5.24	$(6,203,050)	$—	5.10

Interest Rate Swap Agreements. The Company may use interest rate swaps independently, or in conjunction with other derivative and non-derivative instruments, in order to mitigate risks. As of December 31, 2024 and December 31, 2023, the Company held the following interest rate swaps that were utilized as economic hedges of interest rate exposure (or duration) whereby the Company receives interest at a floating interest rate (OIS or SOFR):

(notional in thousands)
December 31, 2024
Swaps Maturities	Notional Amount (1)	Weighted Average Fixed Pay Rate (2)	Weighted Average Receive Rate	Weighted Average Maturity (Years) (2)
≤ 1 year	$2,647,671	4.730%	4.490%	0.21
> 1 and ≤ 3 years	4,505,979	3.929%	4.490%	1.50
> 3 and ≤ 5 years	3,073,385	3.579%	4.490%	3.50
> 5 and ≤ 7 years	1,885,295	3.781%	4.490%	6.86
> 7 and ≤ 10 years	1,122,030	3.822%	4.490%	9.90
> 10 years	648,381	3.843%	4.490%	14.60
Total	$13,882,741	4.042%	4.490%	3.47

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
____________________
(1)Notional amount includes $2.4 billion and $1.1 billion in forward starting interest rate swaps as of December 31, 2024 and December 31, 2023, respectively.
(2)Weighted averages exclude forward starting interest rate swaps. As of December 31, 2024 and December 31, 2023, forward starting interest rate swap payers had a weighted average fixed pay rate of 3.8% and 4.0% and weighted average maturities of 5.5 and 6.4 years, respectively.

Additionally, as of December 31, 2024 and December 31, 2023, the Company held the following interest rate swaps that were utilized as economic hedges of interest rate exposure (or duration) risk whereby the Company pays interest at a floating interest rate (OIS or SOFR):

(notional in thousands)
December 31, 2024
Swaps Maturities	Notional Amount (1)	Weighted Average Pay Rate	Weighted Average Fixed Receive Rate (2)	Weighted Average Maturity (Years) (2)
≤ 1 year	$786,641	4.490%	4.025%	0.22
> 1 and ≤ 3 years	929,804	4.490%	3.328%	2.75
> 3 and ≤ 5 years	352,348	4.490%	3.099%	4.71
> 5 and ≤ 7 years	99,607	4.490%	3.097%	6.70
> 7 and ≤ 10 years	—	—%	—%	0.00
> 10 years	543,326	4.490%	3.384%	20.13
Total	$2,711,726	4.490%	3.565%	6.60

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
____________________
(1)Notional amount includes $719.8 million and $645.2 million in forward starting interest rate swaps as of December 31, 2024 and December 31, 2023, respectively.
(2)Weighted averages exclude forward starting interest rate swaps. As of December 31, 2024 and December 31, 2023, forward starting interest rate swap receivers had a weighted average fixed receive rate of 4.0% and 4.4% and weighted average maturities of 2.6 and 2.0 years, respectively.

Interest Rate Swaptions. The Company may use interest rate swaptions (which provide the option to enter into interest rate swap agreements for a predetermined notional amount, stated term and pay and receive interest rates in the future) independently, or in conjunction with other derivative and non-derivative instruments, in order to mitigate risks. The Company did not hold any interest rate swaptions as of December 31, 2024. As of December 31, 2023, the Company had the following outstanding interest rate swaptions:

	December 31, 2023
(notional and dollars in thousands)	Option				Underlying Swap
Swaption	Expiration	Cost	Fair Value	Average Months to Expiration	Notional Amount	Average Fixed Rate	Average Term (Years)
Purchase contracts:
Payer	< 6 Months	$480	$22	2.40	$200,000	5.13%	1.0
Sale contracts:
Payer	< 6 Months	$(332)	$(3)	2.40	$(400,000)	5.61%	1.0

Interest Rate Lock Commitments. The Company enters into IRLCs to originate residential mortgage loans at specified interest rates and terms within a specified period of time with customers who have applied for a loan and may meet certain credit and underwriting criteria. IRLCs are subject to changes in mortgage interest rates from the date of the commitment through the date of funding the loan or the cancellation or expiration of the lock commitment, generally ranging between 30 and 90 days. IRLCs are considered freestanding derivatives and are recorded at fair value at inception inclusive of the inherent value of servicing the loan. The Company did not hold any IRLCs as of December 31, 2023. As of December 31, 2024, the Company had outstanding IRLCs of $18.3 million in principal with a net fair value of $0.1 million.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements
Forward Mortgage Loan Sale Commitments. The Company uses forward mortgage loan sale commitments to manage exposure to interest rate risk and changes in the fair value of IRLCs from the date of the commitment through the date of funding or cancellation or expiration of the lock commitment. Forward mortgage loan sale commitments are also used to manage exposure to interest rate risk and changes in the fair value of the Company’s mortgage loans held-for-sale from the date of funding through the date of sale in the secondary market, typically within 60 days of origination. Forward mortgage loan sale commitments are recorded at fair value based on pricing of similar instruments in the secondary market based upon the investor, coupon, and estimated sale or delivery month. The Company’s expectation of the amount of IRLCs that will ultimately close is a key factor in determining the notional amount of derivatives used in economically hedging the position. The Company did not hold any forward mortgage loan sale commitments as of December 31, 2023. As of December 31, 2024, the Company had outstanding forward mortgage loan sale commitments of $20.4 million in principal with a net fair value of $0.2 million.
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
Derivative financial instruments contain an element of credit risk if counterparties are unable to meet the terms of the agreements. Credit risk associated with derivative financial instruments is measured as the net replacement cost should the counterparties that owe the Company under such contracts completely fail to perform under the terms of these contracts, assuming there are no recoveries of underlying collateral, as measured by the market value of the derivative financial instruments. As of December 31, 2024, the fair value of derivative financial instruments as an asset and liability position was $10.1 million and $24.9 million, respectively.
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

Note 10. Reverse Repurchase Agreements
As of December 31, 2024 and December 31, 2023, the Company had $354.7 million and $286.1 million in amounts due to counterparties as collateral for reverse repurchase agreements that could be pledged, delivered or otherwise used, with a carrying value of the reverse repurchase agreements of $356.0 million and $284.1 million, respectively.

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
The following tables present information about the Company’s assets and liabilities that are subject to master netting arrangements or similar agreements and can potentially be offset on the Company’s consolidated balance sheets as of December 31, 2024 and December 31, 2023:

	December 31, 2024
				Gross Amounts Not Offset with Financial Assets (Liabilities) in the Balance Sheets (1)
(in thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Balance Sheets	Net Amounts of Assets (Liabilities) Presented in the Balance Sheets	Financial Instruments	Cash Collateral (Received) Pledged	Net Amount
Assets:
Derivative assets	$244,270	$(234,156)	$10,114	$(10,114)	$—	$—
Reverse repurchase agreements	355,975	—	355,975	—	(354,654)	1,321
Total Assets	$600,245	$(234,156)	$366,089	$(10,114)	$(354,654)	$1,321
Liabilities:
Repurchase agreements	$(7,805,057)	$—	$(7,805,057)	$7,805,057	$—	$—
Derivative liabilities	(259,053)	234,156	(24,897)	10,114	—	(14,783)
Total Liabilities	$(8,064,110)	$234,156	$(7,829,954)	$7,815,171	$—	$(14,783)

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

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
The Company classified 99.95% and 0.05% of its AFS securities as Level 2 and Level 3 fair value assets, respectively, at December 31, 2024.
Mortgage servicing rights. The Company holds a portfolio of MSR that are carried at fair value on the consolidated balance sheets. The Company determines fair value of its MSR using a discounted cash flow model, which incorporates both observable and unobservable market data. Although MSR transactions may be observable in the marketplace, the details of those transactions are not necessarily reflective of the value of the Company’s MSR portfolio. Inputs into the model include principal balance, note rate, geographical location, loan-to-value (LTV) ratios, FICO and other loan characteristics, along with servicing fee, ancillary income, earnings rates on escrow balances and recapture rates. Significant unobservable inputs include prepayment speeds; option adjusted spread, or OAS, which represents the incremental spread added to the risk-free rate to reflect the effects of any embedded options and other risk inherent in MSR; and cost to service. The Company obtains third-party valuations, industry surveys and other available market data quarterly to assess the reasonableness of the significant unobservable inputs used in the cash flow model, as well as the fair value calculated by the cash flow model, subject to internally-established hierarchy and override procedures. As a result, the Company classified 100% of its MSR as Level 3 fair value assets at December 31, 2024.
Mortgage loans held-for-sale. The Company recognizes on its consolidated balance sheets originated mortgage loans held-for-sale that are carried at fair value as a result of a fair value option election. The Company estimates fair value of mortgage loans held-for-sale using a market approach by utilizing either: (i) the fair value of securities backed by similar mortgage loans, adjusted for certain factors to approximate the fair value of a whole mortgage loan, including the value attributable to mortgage servicing and credit risk; (ii) current commitments to purchase loans; or (iii) recent observable market trades for similar loans, adjusted for credit risk and other individual loan characteristics. As these fair values are derived from market observable inputs, the Company classified 100% of its mortgage loans held-for-sale as Level 2 fair value assets at December 31, 2024.
Derivative instruments. The Company may enter into a variety of derivative financial instruments as part of its hedging strategies, including over-the-counter, or OTC, derivative contracts, such as interest rate swaps and swaptions. The Company utilizes third-party brokers to value its OTC derivative instruments. The Company classified 100% of its interest rate swaps reported at fair value as Level 2 at December 31, 2024. The Company did not hold any interest rate swaptions at December 31, 2024.
The Company may also enter into certain other derivative financial instruments, such as inverse interest-only securities, TBAs, futures and options on futures. The Company utilizes third-party pricing vendors to value inverse interest-only securities, as these instruments are similar in form to the Company’s AFS securities. The Company classified 100% of its inverse interest-only securities at fair value as Level 2 at December 31, 2024. TBAs, futures and options on futures are considered to be active markets such that participants transact with sufficient frequency and volume to provide transparent pricing information for identical instruments. The Company utilizes third-party pricing vendors to value TBAs, futures and options on futures. The Company reported 100% of its TBAs and futures as Level 1 as of December 31, 2024. The Company did not hold any options on futures at December 31, 2024.
The Company also enters into IRLCs and forward mortgage loan sale commitments in connection with its origination activities. The Company determines fair value of its IRLCs based on valuation models that use the market price for similar loans sold in the secondary market, net of costs to close the loans, subject to the estimated loan funding probability or pull-through rate. Given the significant and unobservable nature of the pull-through rate assumption, the Company classified 100% of its IRLCs as Level 3 at December 31, 2024. The valuation model for forward mortgage loan sale commitments utilizes the fair value of related mortgage loans determined using observable market data, and therefore, the Company reported 100% of its forward mortgage loan sale commitments as Level 2 as of December 31, 2024.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements
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

	Recurring Fair Value Measurements
	December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	$—	$7,367,977	$3,734	$7,371,711
Mortgage servicing rights	—	—	2,994,271	2,994,271
Mortgage loans held-for-sale	—	2,334	—	2,334
Derivative assets	732	9,231	151	10,114
Total assets	$732	$7,379,542	$2,998,156	$10,378,430
Liabilities:
Derivative liabilities	$24,883	$1	$13	$24,897
Total liabilities	$24,883	$1	$13	$24,897

	Recurring Fair Value Measurements
	December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	$—	$8,322,999	$4,150	$8,327,149
Mortgage servicing rights	—	—	3,052,016	3,052,016
Mortgage loans held-for-sale	—	332	—	332
Derivative assets	72,980	12,311	—	85,291
Total assets	$72,980	$8,335,642	$3,056,166	$11,464,788
Liabilities:
Derivative liabilities	$21,506	$—	$—	$21,506
Total liabilities	$21,506	$—	$—	$21,506

The valuation of Level 3 instruments requires significant judgment by management and its third-party pricing vendors. Both management and the third-party pricing vendors rely on inputs such as market price quotations from market makers (either market or indicative levels), original transaction price, recent transactions in the same or similar instruments, and changes in financial ratios or cash flows to determine fair value. Level 3 instruments may also be discounted to reflect illiquidity and/or non-transferability, with the amount of such discount estimated by management and the third-party pricing vendors in the absence of market information. Assumptions used by management and the third-party pricing vendors due to lack of observable inputs may significantly impact the resulting fair value and therefore the Company’s consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements
The Company’s valuation committee reviews all valuations determined using discounted cash flow models, as well as those that are based on pricing information received from third-party pricing vendors. As part of this review, all valuations are compared against third-party valuations, industry surveys and other pricing or input data points in the marketplace, along with internal valuation expertise, to ensure the pricing is reasonable. In addition, the Company performs back-testing of pricing information to validate price information and identify any pricing trends of third-party pricing vendors.
In determining fair value, both management and third-party pricing vendors may use various valuation approaches, including market and income approaches. Inputs that are used in determining fair value may include pricing information, credit data, volatility statistics, underlying instrument (e.g., loan) characteristics, prepayment speeds, expected life, earnings rates and cost to service. Inputs can be either observable or unobservable.
The availability of observable inputs can vary by instrument and is affected by a wide variety of factors, including the type of instrument, whether the instrument is new and not yet established in the marketplace and other characteristics particular to the instrument. The third-party pricing vendor and/or management uses prices and inputs that are current as of the measurement date, including during periods of market dislocations. In periods of market dislocation, the availability of prices and inputs may be reduced for many instruments. This condition could cause an instrument to be reclassified to or from various levels within the fair value hierarchy.
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
The following tables present a reconciliation of the Company’s Level 3 assets and liabilities measured at fair value on a recurring basis:

	Year Ended
	December 31, 2024
	Assets						Liabilities
(in thousands)	Available-For-Sale Securities		Mortgage Servicing Rights		Interest Rate Lock Commitments		Interest Rate Lock Commitments
Beginning of period level 3 fair value	$4,150		$3,052,016		$—		$—
Gains (losses) included in net income (loss):
Realized	(566)		(202,842)		—		—
Unrealized	—	(1)	140,168	(2)	151	(3)	13	(3)
Reversal of provision for credit losses	(127)		—		—		—
Net gains (losses) included in net income (loss)	(693)		(62,674)		151		13
Other comprehensive income	277		—		—		—
Purchases/additions	—		116,254		—		—
Sales	—		(109,778)		—		—
Settlements	—		(1,547)		—		—
Gross transfers into level 3	—		—		—		—
Gross transfers out of level 3	—		—		—		—
End of period level 3 fair value	$3,734		$2,994,271		$151		$13
Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$—	(4)	$148,278	(5)	$151	(6)	$13	(6)
Change in unrealized gains or losses for the period included in other comprehensive (loss) income for assets held at the end of the reporting period	$277		$—		$—		$—

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

	Year Ended
	December 31, 2023
	Assets						Liabilities
(in thousands)	Available-For-Sale Securities		Mortgage Servicing Rights		Interest Rate Lock Commitments		Interest Rate Lock Commitments
Beginning of period level 3 fair value	$125,158		$2,984,937		$—		$—
Gains (losses) included in net income (loss):
Realized	(1,408)		(209,479)		—		—
Unrealized	4,817	(1)	97,859	(2)	—	(3)	—	(3)
Reversal of provision for credit losses	(146)		—		—		—
Net gains (losses) included in net income (loss)	3,263		(111,620)		—		—
Other comprehensive income	1,112		—		—		—
Purchases/additions	—		317,194		—		—
Sales	(125,383)		(133,938)		—		—
Settlements	—		(4,557)		—		—
Gross transfers into level 3	—		—		—		—
Gross transfers out of level 3	—		—		—		—
End of period level 3 fair value	$4,150		$3,052,016		$—		$—
Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$—	(4)	$119,164	(5)	$—	(6)	$—	(6)
Change in unrealized gains or losses for the period included in other comprehensive (loss) income for assets held at the end of the reporting period	$1,112		$—		$—		$—
____________________
(1)The change in unrealized gains or losses on available-for-sale securities accounted for under the fair value option was recorded in loss on investment securities on the consolidated statements of comprehensive income (loss).
(2)The change in unrealized gains or losses on MSR was recorded in (loss) gain on servicing asset on the consolidated statements of comprehensive income (loss).
(3)The change in unrealized gains or losses on IRLCs was recorded in gain on mortgage loans held-for-sale on the consolidated statements of comprehensive income (loss)
(4)The change in unrealized gains or losses on available-for-sale securities accounted for under the fair value option that were held at the end of the reporting period was recorded in loss on investment securities on the consolidated statements of comprehensive income (loss).
(5)The change in unrealized gains or losses on MSR that were held at the end of the reporting period was recorded in (loss) gain on servicing asset on the consolidated statements of comprehensive income (loss).
(6)The change in unrealized gains or losses on IRLCs that were held at the end of the reporting period was recorded in gain on mortgage loans held-for-sale on the consolidated statements of comprehensive income (loss).

No transfers between Level 1, Level 2 or Level 3 were made during the years ended December 31, 2024 and 2023. Transfers between Levels are deemed to take place on the first day of the reporting period in which the transfer has taken place.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements
At December 31, 2024, the Company determined the fair value of its MSR internally using a discounted cash flow model. At December 31, 2023, the Company determined the fair value of its MSR based on prices obtained from multiple third-party pricing vendors who also used discounted cash flow models to inform their best estimates of fair value market price. The tables below present information about the significant unobservable market data used by management and/or the third-party pricing vendors as inputs into models utilized to inform their best estimates of the fair value measurement of the Company’s MSR classified as Level 3 fair value assets at December 31, 2024 and December 31, 2023:

December 31, 2024
Unobservable Input	Range			Weighted Average (1)
Constant prepayment speed	5.2%	-	29.3%	6.3%
Option-adjusted spread	5.1%	-	5.1%	5.1%
Per loan annual cost to service	$65.00	-	$73.88	$65.02

December 31, 2023
Unobservable Input	Range			Weighted Average (2)
Constant prepayment speed	5.0%	-	6.9%	6.2%
Option-adjusted spread	4.8%	-	8.6%	5.3%
Per loan annual cost to service	$66.31	-	$81.30	$68.27
___________________
(1)Calculation for constant prepayment speed and per-loan annual cost to service utilizes underlying loan principal balance for weighting purposes. Calculation for OAS utilizes relative MSR market value for weighting purposes.
(2)Calculated by averaging the weighted average significant unobservable inputs used by the multiple third-party pricing vendors in the fair value measurement of MSR.

The Company determines fair value of its Level 3 IRLCs based on valuation models that incorporate the estimated pull-through rate, which is considered a significant unobservable input. The Company did not hold any IRLCs at December 31, 2023. The table below presents information about the pull-through rates used in the valuation of IRLCs at December 31, 2024:

December 31, 2024
Unobservable Input	Range			Weighted Average (1)
Pull-through rate	69.3%	-	99.8%	84.4%
___________________
(1)Calculation utilizes underlying loan principal balance for weighting purposes.

Certain assets are measured at fair value on a nonrecurring basis; that is, they are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances, such as when there is evidence of impairment. Upon the occurrence of certain events, the Company re-measures the fair value of long-lived assets, including property, plant and equipment, operating lease right of use assets, intangible assets and goodwill if an impairment or observable price adjustment is recognized in the current period. No instances requiring re-measurement of assets measured at fair value on a nonrecurring basis occurred during the years ended December 31, 2024 and 2023.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements
•The carrying value of repurchase agreements, revolving credit facilities and warehouse facilities that mature in less than one year generally approximates fair value due to the short maturities. As of December 31, 2024, the Company had outstanding borrowings of $680.0 million under repurchase agreements and $1.0 billion under revolving credit facilities that are considered long-term. The Company’s long-term repurchase agreements and revolving credit facilities have floating rates based on an index plus a spread and the credit spread is typically consistent with those demanded in the market. Accordingly, the interest rates on these borrowings are at market and thus carrying value approximates fair value. The Company categorizes the fair value measurement of these liabilities as Level 2.
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
•Convertible senior notes are carried at their unpaid principal balance, net of any unamortized deferred issuance costs. The Company estimates the fair value of its convertible senior notes using the market transaction price nearest to December 31, 2024. The Company categorizes the fair value measurement of these assets as Level 2.
The following table presents the carrying values and estimated fair values of assets and liabilities that are required to be recorded or disclosed at fair value at December 31, 2024 and December 31, 2023:

	December 31, 2024		December 31, 2023
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Available-for-sale securities	$7,371,711	$7,371,711	$8,327,149	$8,327,149
Mortgage servicing rights	$2,994,271	$2,994,271	$3,052,016	$3,052,016
Mortgage loans held-for-sale	$2,334	$2,334	$332	$332
Cash and cash equivalents	$504,613	$504,613	$729,732	$729,732
Restricted cash	$313,028	$313,028	$65,101	$65,101
Derivative assets	$10,114	$10,114	$85,291	$85,291
Reverse repurchase agreements	$355,975	$355,975	$284,091	$284,091
Other assets	$31,283	$31,283	$31,373	$31,373
Liabilities:
Repurchase agreements	$7,805,057	$7,805,057	$8,020,207	$8,020,207
Revolving credit facilities	$1,020,171	$1,020,171	$1,329,171	$1,329,171
Warehouse facilities	$2,032	$2,032	$—	$—
Term notes payable	$—	$—	$295,271	$289,653
Convertible senior notes	$260,229	$259,241	$268,582	$254,232
Derivative liabilities	$24,897	$24,897	$21,506	$21,506

Note 13. Repurchase Agreements
As of December 31, 2024 and December 31, 2023, the Company had outstanding $7.8 billion and $8.0 billion, respectively, of repurchase agreements. Excluding the effect of the Company’s interest rate swaps, the repurchase agreements had a weighted average borrowing rate of 5.15% and 5.74% and weighted average remaining maturities of 94 and 55 days as of December 31, 2024 and December 31, 2023, respectively.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements
At December 31, 2024 and December 31, 2023, the Company’s repurchase agreements had the following characteristics and remaining maturities:

	December 31, 2024
	Collateral Type
(in thousands)	Agency RMBS	Non-Agency Securities	Agency Derivatives	Mortgage Servicing Rights	Total Amount Outstanding
Within 30 days	$2,373,562	$—	$4,262	$—	$2,377,824
30 to 59 days	2,316,237	—	—	—	2,316,237
60 to 89 days	1,304,175	207	731	—	1,305,113
90 to 119 days	759,177	—	—	—	759,177
120 to 364 days	291,706	—	—	75,000	366,706
One year and over	—	—	—	680,000	680,000
Total	$7,044,857	$207	$4,993	$755,000	$7,805,057
Weighted average borrowing rate	4.90%	5.39%	5.31%	7.44%	5.15%

	December 31, 2023
	Collateral Type
(in thousands)	Agency RMBS	Non-Agency Securities	Agency Derivatives	Mortgage Servicing Rights	Total Amount Outstanding
Within 30 days	$2,772,975	$—	$1,615	$58,572	$2,833,162
30 to 59 days	1,918,818	—	—	—	1,918,818
60 to 89 days	2,058,518	233	687	—	2,059,438
90 to 119 days	989,045	—	5,744	—	994,789
120 to 364 days	—	—	—	214,000	214,000
Total	$7,739,356	$233	$8,046	$272,572	$8,020,207
Weighted average borrowing rate	5.64%	6.36%	6.14%	7.08%	5.74%

The following table summarizes assets at carrying values that are pledged or restricted as collateral for the future payment obligations of the Company’s repurchase agreements:

(in thousands)	December 31, 2024	December 31, 2023
Available-for-sale securities, at fair value	$7,097,561	$8,126,028
Mortgage servicing rights, at fair value (1)	1,355,639	463,529
Restricted cash	218,363	12,375
Due from counterparties	25,231	36,420
Derivative assets, at fair value	5,031	11,877
Total	$8,701,825	$8,650,229
____________________
(1)As of December 31, 2024 and December 31, 2023, MSR repurchase agreements totaling $755.0 million and $214.0 million, respectively, were secured by VFNs issued in connection with the Company’s securitization of MSR. The VFNs are collateralized by portions of the Company’s MSR portfolio. As of December 31, 2023, MSR repurchase agreements of $58.6 million were secured by a portion of the term notes issued in connection with the Company’s securitization of MSR and repurchased by the Company. Prior to their maturity and repayment during the year ended December 31, 2024, the term notes were collateralized by the Company’s MSR.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements
Although the transactions under repurchase agreements represent committed borrowings until maturity, the respective lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets would require the Company to provide additional collateral or fund margin calls.
As of both December 31, 2024 and December 31, 2023, the net carrying value of assets sold under agreements to repurchase, including accrued interest plus any cash or assets on deposit to secure the repurchase obligation, less the amount of the repurchase liability, including accrued interest, with any individual counterparty or group of related counterparties did not exceed 10% of total stockholders’ equity. The Company does not anticipate any defaults by its repurchase agreement counterparties. There can be no assurance, however, that any such default or defaults will not occur.

Note 14. Revolving Credit Facilities
To finance MSR assets and related servicing advance obligations, the Company has entered into revolving credit facilities collateralized by the value of the MSR and/or servicing advances pledged. As of December 31, 2024 and December 31, 2023, the Company had outstanding short- and long-term borrowings under revolving credit facilities of $1.0 billion and $1.3 billion with a weighted average borrowing rate of 7.56% and 8.66% and weighted average remaining maturities of 1.6 and 1.1 years, respectively.
At December 31, 2024 and December 31, 2023, borrowings under revolving credit facilities had the following remaining maturities:

(in thousands)	December 31, 2024	December 31, 2023
Within 30 days	$—	$—
30 to 59 days	—	—
60 to 89 days	—	—
90 to 119 days	—	—
120 to 364 days	—	324,300
One year and over	1,020,171	1,004,871
Total	$1,020,171	$1,329,171

Although the transactions under revolving credit facilities represent committed borrowings from the time of funding until maturity, the respective lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets below a designated threshold would require the Company to provide additional collateral or pay down the facility. As of December 31, 2024 and December 31, 2023, MSR with a carrying value of $1.6 billion and $2.2 billion, respectively, was pledged as collateral for the Company’s future payment obligations under its MSR revolving credit facilities. As of December 31, 2024 and December 31, 2023, servicing advances with a carrying value of $118.7 million and $79.7 million, respectively, were pledged as collateral for the Company’s future payment obligations under its servicing advance revolving credit facility. The Company does not anticipate any defaults by its revolving credit facility counterparties, although there can be no assurance that any such default or defaults will not occur.

Note 15. Warehouse Facilities
To finance origination activities, the Company has entered into a warehouse facility collateralized by the value of the mortgage loans pledged for a period of up to 90 days or until they are sold to the GSEs or other third-party investors in the secondary market, typically within 60 days of origination. As of December 31, 2024, the Company had outstanding short-term borrowings under its warehouse facility of $2.0 million with a weighted average borrowing rate of 6.64% and a weighted average remaining maturity of 87 days. The Company did not have any outstanding borrowings under its warehouse facility as of December 31, 2023.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements
At December 31, 2024 and December 31, 2023, borrowings under the Company’s warehouse facility had the following remaining maturities:

(in thousands)	December 31, 2024	December 31, 2023
Within 30 days	$—	$—
30 to 59 days	—	—
60 to 89 days	2,032	—
90 to 119 days	—	—
120 to 364 days	—	—
One year and over	—	—
Total	$2,032	$—

Although the transactions under warehouse facilities represent committed borrowings from the time of funding until maturity, the respective lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets below a designated threshold would require the Company to provide additional collateral or pay down the facility. As of December 31, 2024, mortgage loans held-for-sale with a carrying value of $2.1 million were pledged as collateral for the Company’s future payment obligations under its warehouse facility. Additionally, as of December 31, 2024, $0.4 million of cash was held in restricted accounts as collateral for the future payment obligations of outstanding warehouse facility balances. The Company does not anticipate any defaults by its warehouse facility counterparties, although there can be no assurance that any such default or defaults will not occur.

Note 16. Term Notes Payable
Prior to its maturity and repayment during the year ended December 31, 2024, the debt issued in connection with the Company’s on-balance sheet MSR securitization was classified as term notes payable. Term notes payable were carried at outstanding principal balance, net of unamortized deferred debt issuance costs on the Company’s consolidated balance sheets. As of December 31, 2023, the outstanding principal balance of the Company’s term notes was $295.8 million and the balance net of unamortized deferred debt issuance costs was $295.3 million. As of December 31, 2023, the Company’s outstanding term notes payable had a weighted average interest rate of 8.27% and weighted average remaining maturity of 0.5 years. At December 31, 2023, the Company pledged MSR with a carrying value of $397.9 million and weighted average underlying loan coupon of 3.32% as collateral for term notes payable. Additionally, as of December 31, 2023, $0.2 million of cash was held in restricted accounts as collateral for the future payment obligations of outstanding term notes payable. During the year ended December 31, 2024, the Company’s outstanding term notes matured and were repaid in full.

Note 17. Convertible Senior Notes
The Company’s convertible senior notes are unsecured, pay interest semiannually at a rate of 6.25% per annum and are convertible at the option of the holder into shares of the Company’s common stock. As of both December 31, 2024 and December 31, 2023, the notes had a conversion rate of 33.8752 shares of common stock per $1,000 principal amount of the notes. The notes will mature in January 2026, unless earlier converted or repurchased in accordance with their terms.
The Company does not have the right to redeem its convertible senior notes prior to maturity, but may repurchase the notes in open market or privately negotiated transactions at the same or differing price without giving prior notice to or obtaining any consent of the holders. The Company may also be required to repurchase the notes from holders under certain circumstances. During the year ended December 31, 2024, the Company repurchased $10.0 million principal amount of its convertible senior notes in open market transactions for an aggregate cost of $9.7 million. During the year ended December 31, 2023, the Company repurchased $15.6 million principal amount of its convertible senior notes in open market transactions for an aggregate cost of $13.2 million. The difference between the consideration transferred and the carrying value of the convertible notes repurchased resulted in a gain of $0.2 million and $2.2 million for the years ended December 31, 2024 and 2023, respectively, which were recorded within the other income (loss) line item on the consolidated statements of comprehensive income (loss).
As of December 31, 2024 and December 31, 2023, $261.9 million and $271.9 million principal amount of convertible senior notes, respectively, remained outstanding. The outstanding amount due on the notes as of December 31, 2024 and December 31, 2023 was $260.2 million and $268.6 million, respectively, net of unamortized deferred issuance costs.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements

Note 18. Commitments and Contingencies
The following represent the material commitments and contingencies of the Company as of December 31, 2024:
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
As of December 31, 2024, the Company’s consolidated financial statements do not recognize a contingency liability or disclose a range of reasonably possible loss under ASC 450 because management does not believe that a loss or expense related to the Federal Complaint is probable or reasonably estimable. The specific factors that limit the Company’s ability to reasonably estimate a loss or expense related to the Federal Complaint are that the matter is not sufficiently advanced and the outcome of litigation is uncertain. If and when management believes losses associated with the Federal Complaint are a probable future event that may result in a loss or expense to the Company and the loss or expense is reasonably estimable, the Company will recognize a contingency liability and resulting loss in such period.
Based on information currently available, management is not aware of any other legal or regulatory claims that would have a material effect on the Company’s consolidated financial statements and therefore no accrual is required as of December 31, 2024.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements
Note 19. Stockholders’ Equity
Redeemable Preferred Stock
The following is a summary of the Company’s series of cumulative redeemable preferred stock issued and outstanding as of December 31, 2024. In the event of a voluntary or involuntary liquidation, dissolution or winding up of the Company, each series of preferred stock will rank on parity with one another and rank senior to the Company’s common stock with respect to the payment of the dividends and the distribution of assets.

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
(3)On and after the fixed-to-floating rate conversion date, dividends will accumulate and be payable quarterly at a percentage of the $25.00 per share liquidation preference equal to a floating base rate plus the spread indicated with respect to each series of preferred stock. The original floating base rate applicable to each preferred series was three-month USD-LIBOR, which ceased to be published on June 30, 2023. Under the Adjustable Interest Rate (LIBOR) Act, and the regulations promulgated thereunder, the replacement reference rate for three-month USD-LIBOR is three-month CME Term SOFR plus a tenor spread adjustment of 0.26161%. As a result, based on the terms of the LIBOR Act, the Company expects that the floating base rate with respect to each series of preferred stock, following the applicable conversion date, will be three-month CME Term SOFR plus a tenor spread of 0.26161%.

For each series of preferred stock, the Company may redeem the stock on or after the redemption eligible date in whole or in part, at any time or from time to time. The Company may also purchase shares of preferred stock from time to time in the open market by tender or in privately negotiated transactions. Each series of preferred stock has a par value of $0.01 per share and a liquidation and redemption price of $25.00, plus any accumulated and unpaid dividends thereon up to, but excluding, the redemption date. Through December 31, 2024, the Company had declared and paid all required quarterly dividends on the Company’s preferred stock.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements
The following table summarizes the Company’s purchases of its 8.125% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, 7.625% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock and 7.25% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock under the preferred share repurchase program during the years ended December 31, 2024, 2023 and 2022:

	Year Ended
	December 31,
(dollars in thousands)	2024		2023		2022
Class of Stock	Number of Shares	Aggregate Cost	Number of Shares	Aggregate Cost	Number of Shares	Aggregate Cost
Series A Preferred Stock	35,047	$809	236,183	$4,723	428,549	$7,793
Series B Preferred Stock	280,060	$6,370	273,894	$5,349	786,846	$13,784
Series C Preferred Stock	170,502	$3,923	225,547	$4,741	1,742,555	$29,825
Total(1)	485,609	$11,102	735,624	$14,813	2,957,950	$51,402
____________________
(1)The difference between the aggregate cost and the carrying value of the preferred stock repurchased resulted in a total gain attributable to common stockholders of $0.6 million, $3.0 million and $20.1 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Common Stock
Reverse Stock Split
On September 21, 2022, the Company’s board of directors approved a one-for-four reverse stock split of its outstanding shares of common stock. The reverse stock split was effected on November 1, 2022 at 5:01 p.m. Eastern Time. At the effective time, every four issued and outstanding shares of the Company’s common stock were converted into one share of common stock. No fractional shares were issued in connection with the reverse stock split; instead, each stockholder holding fractional shares was entitled to receive, in lieu of such fractional shares, cash in an amount determined on the basis of the volume weighted average price of the Company’s common stock on the NYSE on November 1, 2022. In connection with the reverse stock split, the number of authorized shares of the Company’s common stock was also reduced on a one-for-four basis, from 700,000,000 to 175,000,000. The par value of each share of common stock remained unchanged. All per share amounts, common shares outstanding and common equity-based awards for the year ended December 31, 2022 have been adjusted on a retroactive basis to reflect the reverse stock split.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements
As of December 31, 2024, the Company had 103,680,321 shares of common stock outstanding. The following table presents a reconciliation of the common shares outstanding for the years ended December 31, 2024, 2023 and 2022:

Number of common shares
Common shares outstanding, December 31, 2021	85,977,831
Issuance of common stock	324,896
Non-cash equity award compensation (1)	126,118
Common shares outstanding, December 31, 2022	86,428,845
Issuance of common stock	17,149,490
Repurchase of common stock	(593,453)
Non-cash equity award compensation (1)	221,575
Common shares outstanding, December 31, 2023	103,206,457
Issuance of common stock	18,987
Non-cash equity award compensation (1)	454,877
Common shares outstanding, December 31, 2024	103,680,321
____________________
(1)See Note 20 - Equity Incentive Plans for further details regarding the Company’s equity incentive plans.

Distributions to Stockholders
The following table presents cash dividends declared by the Company on its preferred and common stock during the years ended December 31, 2024, 2023 and 2022:

	Year Ended
	December 31,
(dollars in thousands)	2024		2023		2022
Class of Stock	Amount	Per Share	Amount	Per Share	Amount	Per Share
Series A Preferred Stock	$10,258	$2.04	$10,460	$2.04	$11,462	$2.04
Series B Preferred Stock	$19,366	$1.92	$20,087	$1.92	$21,547	$1.92
Series C Preferred Stock	$17,512	$1.80	$18,060	$1.80	$20,598	$1.80
Common Stock	$187,906	$1.80	$192,220	$1.95	$228,845	$2.64

Dividend Reinvestment and Direct Stock Purchase Plan
The Company sponsors a dividend reinvestment and direct stock purchase plan through which stockholders may purchase additional shares of the Company’s common stock by reinvesting some or all of the cash dividends received on shares of the Company’s common stock. Stockholders may also make optional cash purchases of shares of the Company’s common stock subject to certain limitations detailed in the plan prospectus. The plan allows for the issuance of up to an aggregate of 937,500 shares of the Company’s common stock. As of December 31, 2024, 149,617 shares have been issued under the plan for total proceeds of approximately $6.5 million, of which 18,987, 16,965 and 17,653 shares were issued for total proceeds of $0.2 million, $0.2 million and $0.3 million during the years ended December 31, 2024, 2023 and 2022, respectively.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements
Common Share Repurchase Program
The Company’s common share repurchase program allows for the repurchase of up to an aggregate of 9,375,000 shares of the Company’s common stock. Common shares may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act, or by any combination of such methods. The manner, price, number and timing of common share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The common share repurchase program does not require the purchase of any minimum number of shares, and, subject to SEC rules, purchases may be commenced or suspended at any time without prior notice. The common share repurchase program does not have an expiration date. As of December 31, 2024, a total of 3,637,028 shares of common stock had been repurchased by the Company under the program for an aggregate cost of $208.5 million, of which 593,453 shares were repurchased for a total cost of $7.1 million during the year ended December 31, 2023. No shares of common stock were repurchased during the year ended December 31, 2024 or the year ended December 31, 2022.
At-the-Market Offerings
The Company is party to an equity distribution agreement under which the Company is authorized to sell shares of its common stock from time to time in any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act of 1933, as amended, or the Securities Act. On July 30, 2024, the Company entered into an amendment to the equity distribution agreement, which increased the maximum number of shares of common stock available for sale under the agreement to 15,000,000. During the years ended December 31, 2023 and 2022, 7,132,525 and 307,569 shares were sold under the current equity distribution agreement for net proceeds of $99.8 million and $6.1 million, respectively. No shares were sold under the “at the market” equity distribution agreements during the year ended December 31, 2024.
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss at December 31, 2024 and December 31, 2023 was as follows:

(in thousands)	December 31, 2024	December 31, 2023
Available-for-sale securities:
Unrealized gains	$3,328	$23,305
Unrealized losses	(323,852)	(199,734)
Accumulated other comprehensive loss	$(320,524)	$(176,429)

Reclassifications out of Accumulated Other Comprehensive Loss
The Company reclassifies unrealized gains and losses on AFS securities in accumulated other comprehensive loss to net income (loss) upon the recognition of any realized gains and losses on sales as individual securities are sold. For the years ended December 31, 2024, 2023 and 2022, the Company reclassified $6.6 million, $140.9 million and $428.5 million in unrealized losses, respectively, on sold AFS securities from accumulated other comprehensive loss to loss on investment securities on the consolidated statements of comprehensive income (loss).

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
Restricted Stock Units
The following table summarizes the activity related to RSUs for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024		2023
	Units	Weighted Average Grant Date Fair Market Value	Units	Weighted Average Grant Date Fair Market Value
Outstanding at Beginning of Period	613,699	$19.11	468,632	$23.54
Granted	434,428	13.91	371,673	16.19
Vested	(394,100)	(19.09)	(221,575)	(23.56)
Forfeited	(20,281)	(16.25)	(5,031)	(20.20)
Outstanding at End of Period	633,746	$15.64	613,699	$19.11

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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements
Performance Share Units
The following table summarizes the activity related to PSUs for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024		2023
	Target Units	Weighted Average Grant Date Fair Market Value	Target Units	Weighted Average Grant Date Fair Market Value
Outstanding at Beginning of Period	485,822	$24.89	265,261	$26.93
Granted	292,000	16.19	222,208	22.47
Vested	(60,777)	(34.68)	—	—
Forfeited	(64,275)	(30.06)	(1,647)	(25.21)
Outstanding at End of Period	652,770	$19.58	485,822	$24.89

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
Restricted Common Stock
The following table summarizes the activity related to restricted common stock for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
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
Non-Cash Equity Compensation Expense
For the years ended December 31, 2024, 2023 and 2022 the Company recognized compensation related to RSUs, PSUs and restricted common stock granted pursuant to the Equity Incentive Plan and/or the Prior Plan of $10.9 million, $11.0 million and $11.6 million, respectively. As of December 31, 2024, the Company had $3.8 million of total unrecognized compensation cost related to unvested share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 1.5 years.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements
Note 21. Interest Income and Interest Expense
The following table presents the components of the Company’s interest income and interest expense for the years ended December 31, 2024, 2023 and 2022.

	Year Ended
	December 31,
	2024	2023	2022
Interest income:
Available-for-sale securities	$393,527	$412,310	$272,230
Mortgage loans held-for-sale	78	9	3
Other	56,547	68,045	23,307
Total interest income	450,152	480,364	295,540
Interest expense:
Repurchase agreements	468,492	474,292	167,455
Revolving credit facilities	108,623	121,124	51,814
Warehouse facilities	66	—	—
Term notes payable	12,426	28,994	19,514
Convertible senior notes	18,199	18,815	19,612
Total interest expense	607,806	643,225	258,395
Net interest (expense) income	$(157,654)	$(162,861)	$37,145

Note 22. Income Taxes
For the years ended December 31, 2024, 2023 and 2022, the Company qualified to be taxed as a REIT under the Internal Revenue Code for U.S. federal income tax purposes. As long as the Company qualifies as a REIT, the Company generally will not be subject to U.S. federal income taxes on its taxable income to the extent it annually distributes its net taxable income to stockholders, and does not engage in prohibited transactions. The Company intends to distribute 100% of its REIT taxable income and comply with all requirements to continue to qualify as a REIT. The majority of states also recognize the Company’s REIT status. The Company’s TRSs file separate tax returns and are fully taxed as standalone U.S. C corporations. It is assumed that the Company will retain its REIT status and will incur no REIT level taxation as it intends to comply with the REIT regulations and annual distribution requirements.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements
The following table summarizes the tax provision (benefit) recorded primarily at the taxable subsidiary level for the years ended December 31, 2024, 2023 and 2022:

	Year Ended
	December 31,
(in thousands)	2024	2023	2022
Current tax provision (benefit) :
Federal	$9,541	$3,498	$—
State	3,351	4,976	(1,028)
Total current tax provision (benefit)	12,892	8,474	(1,028)
Deferred tax provision (benefit):
Federal	26,892	16,602	90,916
State	6,802	(2,098)	14,325
Total deferred tax provision	33,694	14,504	105,241
Total provision for income taxes	$46,586	$22,978	$104,213

During the year ended December 31, 2024, the Company recognized a provision for income taxes of $46.6 million, which was primarily due to net income from MSR servicing and mortgage loan origination activities, partially offset by operating expenses incurred in the Company’s TRSs. During the year ended December 31, 2023, the Company recognized a provision for income taxes of $23.0 million, which was primarily due to net income from MSR servicing activity, partially offset by net losses recognized on MSR and operating expenses in the Company’s TRSs. During the year ended December 31, 2022, the Company recognized a provision for income taxes of $104.2 million, which was primarily due to net income from MSR servicing activity and net gains recognized on MSR, partially offset by net losses recognized on derivative instruments and operating expenses in the Company’s TRSs.
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
As of December 31, 2024, the Company had $253.0 million of net operating loss carryforwards for federal income tax purposes at the REIT, which may be utilized to offset future taxable income after consideration for the dividends paid deduction. These federal net operating loss carryforwards do not have an expiration date and can be carried forward indefinitely. As of December 31, 2024, the Company had $2.6 billion of net capital loss carryforwards for federal income tax purposes at the REIT, which may be utilized to offset future net gains from the sale of capital assets. These federal net capital loss carryforwards have an expiration date of five years of which the majority of these losses will expire between 2025 and 2027. The utilization of the net capital loss carryforwards will depend on the REIT’s ability to generate sufficient net capital gains prior to the expiration of the carryforward period.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements
The following is a reconciliation of the statutory federal rate to the effective rates for the years ended December 31, 2024, 2023 and 2022:

	Year Ended
	December 31,
	2024		2023		2022
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Provision for (benefit from) income taxes at statutory federal tax rate	$72,398	21%	$(17,513)	21%	$68,135	21%
State taxes, net of federal benefit, if applicable	8,027	3%	2,358	(3)%	10,478	3%
Permanent differences in taxable income from net income for U.S. GAAP purposes	21,794	6%	65,670	(79)%	(93)	—%
REIT (income) loss not subject to corporate income tax	(55,633)	(16)%	(27,537)	33%	25,693	8%
Provision for income taxes/ effective tax rate(1)	$46,586	14%	$22,978	(28)%	$104,213	32%
____________________
(1)The provision for income taxes is primarily recorded at the taxable subsidiary level.

The Company’s permanent differences in taxable income from net income (loss) for U.S. GAAP purposes in the years ended December 31, 2024 and 2023 were primarily due to dividends paid from the Company’s TRSs to the REIT. Additionally, the Company’s recurring permanent differences in taxable income from net income (loss) for U.S. GAAP purposes in the years ended December 31, 2024, 2023 and 2022 were due to state taxes, net of federal benefit in the Company’s TRSs, the dividends paid deduction for tax, amortization of goodwill for tax and a difference in the compensation expense related to officer’s compensation limitation and restricted stock dividends and vesting.
The Company’s consolidated balance sheets as of December 31, 2024 and December 31, 2023 contain the following current and deferred tax liabilities and assets, which are included in other assets and other liabilities, and are recorded at the taxable subsidiary level:

(in thousands)	December 31, 2024	December 31, 2023
Income taxes receivable (payable):
Federal income taxes (payable) receivable	$(3,440)	$52
State and local income taxes payable	(777)	(735)
Income taxes payable, net	(4,217)	(683)
Deferred tax assets (liabilities):
Deferred tax asset	4,751	20,083
Deferred tax liability	(100,231)	(81,765)
Total net deferred tax liabilities	(95,480)	(61,682)
Total tax liabilities, net	$(99,697)	$(62,365)

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements
Deferred Tax Assets and Liabilities
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting and tax purposes at the TRS level. Components of the Company’s net deferred tax liabilities and assets as of December 31, 2024 and December 31, 2023 were as follows:

(in thousands)	December 31, 2024	December 31, 2023
Mortgage servicing rights	$(99,980)	$(81,765)
Net operating loss carryforward	2,444	18,224
Other	2,056	1,859
Total deferred tax assets (liabilities)	(95,480)	(61,682)
Valuation allowance	—	—
Total net deferred tax assets (liabilities)	$(95,480)	$(61,682)

As of December 31, 2024 and December 31, 2023, the Company had not recorded a valuation allowance for any portion of its deferred tax assets as it did not believe, at a more-likely-than-not level, that any portion of its deferred tax assets would not be realized.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements
Note 23. Earnings Per Share
The following table presents a reconciliation of the earnings (loss) and shares used in calculating basic and diluted earnings (loss) per share for the years ended December 31, 2024, 2023 and 2022. All per share amounts, common shares outstanding and common equity-based awards for the year ended December 31, 2022 have been adjusted on a retroactive basis to reflect the reverse stock split.

	Year Ended
	December 31,
(in thousands, except share data)	2024	2023	2022
Basic Earnings (Loss) Per Share:
Net income (loss)	$298,168	$(106,371)	$220,239
Dividends on preferred stock	(47,136)	(48,607)	(53,607)
Gain on repurchase and retirement of preferred stock	644	2,973	20,149
Dividends and undistributed earnings allocated to participating restricted stock units	(1,693)	(1,220)	(1,203)
Net income (loss) attributable to common stockholders, basic	$249,983	$(153,225)	$185,578
Basic weighted average common shares	103,562,824	95,672,143	86,179,418
Basic earnings (loss) per weighted average common share	$2.41	$(1.60)	$2.15
Diluted Earnings (Loss) Per Share:
Net income (loss) attributable to common stockholders, basic	$249,983	$(153,225)	$185,578
Reallocation impact of undistributed earnings to participating restricted stock units	(77)	—	—
Interest expense attributable to convertible notes	18,199	—	19,382
Net income (loss) attributable to common stockholders, diluted	$268,105	$(153,225)	$204,960
Basic weighted average common shares	103,562,824	95,672,143	86,179,418
Effect of dilutive shares issued in an assumed vesting of performance share units	477,465	—	157,591
Effect of dilutive shares issued in an assumed conversion	9,049,219	—	9,739,166
Diluted weighted average common shares	113,089,508	95,672,143	96,076,175
Diluted earnings (loss) per weighted average common share	$2.37	$(1.60)	$2.13

For the year ended December 31, 2024, participating RSUs were included in the calculations of basic and diluted earnings per share under the two-class method, as it was more dilutive than the alternative treasury stock method. For the years ended December 31, 2023 and 2022, excluded from the calculation of diluted earnings per share was the effect of adding undistributed earnings reallocated to 644,908 and 428,408 weighted average participating RSUs as their inclusion would have been antidilutive.
For the year ended December 31, 2024, the assumed vesting of outstanding PSUs was included in the calculation of diluted earnings per share under the two-class method, as it was more dilutive than the alternative treasury stock method. For the year ended December 31, 2023, excluded from the calculation of diluted earnings per share was the effect of adding 331,051 weighted average common share equivalents related to the assumed vesting of outstanding PSUs, as their inclusion would have been antidilutive. For the year ended December 31, 2022, the assumed vesting of outstanding PSUs was included in the calculation of diluted earnings per share under the two-class method, as it was more dilutive than the alternative treasury stock method.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements
For the year ended December 31, 2024, the assumed conversion of the Company’s convertible senior notes was included in the calculation of diluted earnings per share under the if-converted method. For the years ended December 31, 2023 and 2022, excluded from the calculation of diluted earnings per share was the effect of adding back $18.8 million and $0.2 million of interest expense and 9,406,519 and 87,137 weighted average common share equivalents, respectively, related to the assumed conversion of the Company’s convertible senior notes, as their inclusion would have been antidilutive. For the year ended December 31, 2022, only the Company’s convertible senior notes due 2022, which matured in January 2022, were excluded from the calculation of diluted earnings per share, and the assumed conversion of the Company’s 2026 notes was included in the calculation of diluted earnings per share under the if-converted method.

Note 24. Segment Reporting
The Company generally derives its revenues from its investment portfolio of MSR and Agency RMBS, which includes servicing fee income, float income, ancillary and other fee income, and interest income, net of premium amortization and discount accretion, and mortgage loan origination activities established primarily to benefit the MSR portfolio through the retention or recapture of existing borrowers. The Company’s investment portfolio is subject to market risks, primarily interest rate risk, basis risk and prepayment risk. Through its investment in MSR and interest-only Agency RMBS, management seeks to offset a portion of its Agency pool market value exposure. The Company’s strategy of pairing MSR and Agency RMBS, with a focus on managing various associated risks, including interest rate, basis, prepayment, and credit and financing risk, is intended to generate more stable performance, relative to an investment portfolio of Agency RMBS without MSR, across changing market environments.
The Company’s investment portfolio is managed as a whole and resources are allocated and financial performance is assessed by the Company’s Chief Investment Officer, its chief operating decision maker, or the CODM, based on total assets reported on the consolidated balance sheet and comprehensive income (loss) reported on the consolidated statement of comprehensive income (loss). The Company’s CODM views consolidated expense information related to interest expenses, compensation and benefits, other operating expenses and tax expenses to be significant. Consolidated comprehensive income (loss) is also used by the CODM to monitor actual results and benchmarking to that of its peers, the results of which are used to establish management’s compensation. Investment and hedging decisions are assessed collectively by the CODM, based on the inputs discussed above. Accordingly, the Company consists of a single operating and reportable segment and the consolidated financial statements and notes thereto are presented as a single reportable segment.

Note 25. Subsequent Events
Events subsequent to December 31, 2024 were evaluated through the date these consolidated financial statements were issued and no other additional events were identified requiring further disclosure in these consolidated financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
A review and evaluation was performed by our management, including our Chief Executive Officer, or CEO, and Interim Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on that review and evaluation, the CEO and Interim CFO have concluded that our current disclosure controls and procedures, as designed and implemented, were effective as of December 31, 2024. Although our CEO and Interim CFO have determined our disclosure controls and procedures were effective at the end of the period covered by this Annual Report on Form 10-K, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the reports we submit under the Exchange Act.
There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment the Company’s management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 framework).
Based on its assessment, the Company’s management believes that, as of December 31, 2024, the Company’s internal control over financial reporting was effective based on those criteria.
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
Opinion on Internal Control Over Financial Reporting
We have audited Two Harbors Investment Corp.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Two Harbors Investment Corp. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated February 18, 2025 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
Minneapolis, Minnesota
February 18, 2025

Item 9B. Other Information
(a)None.
(b)During the three months ended December 31, 2024, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information set forth under the captions “Overview of Director Nominees,” “Board Composition,” “Director Nominations,” “Corporate Governance Policies and Practices,” “Director Compensation” and “Executive Officers” in the proxy statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC, pursuant to Regulation 14A, not later than 120 days after December 31, 2024 is incorporated by reference herein.

Item 11. Executive Compensation
The information set forth under the captions “Executive Compensation,” “Director Compensation” and “Compensation Committee Interlocks and Insider Participation” in the proxy statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC, pursuant to Regulation 14A, not later than 120 days after December 31, 2024 is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information set forth under the caption “Stock Ownership” in the proxy statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC, pursuant to Regulation 14A, not later than 120 days after December 31, 2024, and under “Securities Authorized for Issuance Under Equity Compensation Plans” in Item 5 of this Annual Report on Form 10-K is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information set forth under the captions “Certain Relationships and Related Party Transactions” and “Director Independence” in the proxy statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC, pursuant to Regulation 14A, not later than 120 days after December 31, 2024 is incorporated by reference herein.

Item 14. Principal Accountant Fees and Services
We retained Ernst & Young LLP, or EY, to audit our consolidated financial statements for the years ended December 31, 2024 and 2023. We also retained EY to provide various other services in during the years ended December 31, 2024 and 2023. The table below presents the aggregate fees billed to us for professional services performed by EY for the years ended December 31, 2024 and 2023:

	Year Ended
	December 31,
	2024	2023
Audit fees (1)	$1,785,930	$1,715,530
Audit-related fees (2)	151,100	51,100
Tax fees (3)	417,631	425,370
Total principal accountant fees	$2,354,661	$2,192,000
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

The services performed by EY in 2024 were pre-approved by our Audit Committee in accordance with the pre-approval policy set forth in our Audit Committee Charter. This policy requires that all engagement fees and the terms and scope of all auditing and non-auditing services be reviewed and approved by the Audit Committee in advance of their formal initiation.

PART IV

Item 15. Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of this Annual Report on Form 10-K:
(1)Consolidated Financial Statements:
The consolidated financial statements of the Company, together with the independent registered public accounting firm’s report thereon, are set forth in Part II, Item 8 on pages 57 through 64 of this Annual Report on Form 10-K and are incorporated herein by reference.
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

1.2
Amendment No. 1 to the Equity Distribution Agreement, dated as of February 23, 2024 (incorporated by reference to Exhibit 1.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 23, 2024).

1.3
Amendment No. 2 to the Equity Distribution Agreement, dated as of July 30, 2024 (incorporated by reference to Exhibit 1.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 30, 2024).

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

Exhibit Number	Exhibit Index
3.12	Amended and Restated Bylaws of Two Harbors Investment Corp. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on September 23, 2020).
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

10.6*
Form of Officer Performance Share Unit Agreement under the Two Harbors Investment Corp. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on April 30, 2024).

10.7*
Form of Common Stock Award Agreement under the Two Harbors Investment Corp. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 of the Registrant's Registration Statement on Form S-8 filed with the SEC on May 19, 2021).

10.8	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on November 19, 2009).
19.1	Two Harbors Investment Corp. Insider Trading Policy. (filed herewith)
21.1	Subsidiaries of registrant. (filed herewith)
23.1	Consent of Independent Registered Public Accounting Firm of Ernst & Young LLP. (filed herewith)
24.1	Powers of Attorney (included on signature page).
31.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
31.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)
97.1	Two Harbors Investment Corp. Incentive Compensation Recoupment Policy (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 21, 2023).
101	Financial statements from the Annual Report on Form 10-K of Two Harbors Investment Corp. for the year ended December 31, 2024, formatted in Inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements. (filed herewith)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101). (filed herewith)
____________________
*    Management or compensatory agreement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TWO HARBORS INVESTMENT CORP.
Dated:	February 18, 2025	By:	/s/ William Greenberg
William Greenberg President and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Each of the undersigned hereby appoints William Greenberg, William Dellal and Jillian Halm, and each of them (with full power to act alone), as attorneys and agents for the undersigned, with full power of substitution, for and in the name, place and stead of the undersigned, to sign and file with the Securities and Exchange Commission under the Securities Act of 1934, any and all amendments and exhibits to this annual report on Form 10-K and any and all applications, instruments, and other documents to be filed with the Securities and Exchange Commission pertaining to this annual report on Form 10-K or any amendments thereto, with full power and authority to do and perform any and all acts and things whatsoever requisite and necessary or desirable.

Signature	Title	Date
/s/ William Greenberg	Director, President and Chief Executive Officer (Principal Executive Officer)	February 18, 2025
William Greenberg

/s/ William Dellal	Interim Chief Financial Officer (Principal Financial Officer)	February 18, 2025
William Dellal

/s/ Jillian Halm	Chief Accounting Officer (Principal Accounting Officer)	February 18, 2025
Jillian Halm

/s/ Stephen G. Kasnet	Chairman of the Board of Directors	February 18, 2025
Stephen G. Kasnet

/s/ E. Spencer Abraham	Director	February 18, 2025
E. Spencer Abraham

/s/ James J. Bender	Director	February 18, 2025
James J. Bender

/s/ Sanjiv Das	Director	February 18, 2025
Sanjiv Das

/s/ Karen Hammond	Director	February 18, 2025
Karen Hammond

/s/ James A. Stern	Director	February 18, 2025
James A. Stern

/s/ Hope B. Woodhouse	Director	February 18, 2025
Hope B. Woodhouse