Form 10-Q
period 2025-03-31
TWO HARBORS INVESTMENT CORP.
filed 2025-04-29
CIK 1465740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of April 24, 2025, there were 104,025,096 shares of outstanding common stock, par value $0.01 per share, issued and outstanding.

TWO HARBORS INVESTMENT CORP.

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
TWO HARBORS INVESTMENT CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2025	December 31, 2024
ASSETS	(unaudited)
Available-for-sale securities, at fair value (amortized cost $8,773,987 and $7,697,027, respectively; allowance for credit losses $2,680 and $2,866, respectively)	$8,606,870	$7,371,711
Mortgage servicing rights, at fair value	2,959,773	2,994,271
Mortgage loans held-for-sale, at fair value	8,406	2,334
Cash and cash equivalents	573,882	504,613
Restricted cash	123,843	313,028
Accrued interest receivable	39,277	33,331
Due from counterparties	920,391	386,464
Derivative assets, at fair value	27,550	10,114
Reverse repurchase agreements	227,818	355,975
Other assets	195,503	232,478
Total Assets (1)	$13,683,313	$12,204,319
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Repurchase agreements	$9,740,830	$7,805,057
Revolving credit facilities	933,171	1,020,171
Warehouse facilities	7,971	2,032
Convertible senior notes	260,591	260,229
Derivative liabilities, at fair value	3,097	24,897
Due to counterparties	289,457	648,643
Dividends payable	60,402	58,725
Accrued interest payable	75,354	85,994
Commitments and contingencies (see Note 17)	—	—
Other liabilities	165,651	176,062
Total Liabilities (1)	11,536,524	10,081,810
Stockholders’ Equity:
Preferred stock, par value $0.01 per share; 100,000,000 shares authorized and 24,870,817 shares issued and outstanding ($621,770 liquidation preference)	601,467	601,467
Common stock, par value $0.01 per share; 175,000,000 shares authorized and 104,025,096 and 103,680,321 shares issued and outstanding, respectively	1,040	1,037
Additional paid-in capital	5,943,211	5,936,609
Accumulated other comprehensive loss	(163,352)	(320,524)
Cumulative earnings	1,569,730	1,648,785
Cumulative distributions to stockholders	(5,805,307)	(5,744,865)
Total Stockholders’ Equity	2,146,789	2,122,509
Total Liabilities and Stockholders’ Equity	$13,683,313	$12,204,319
____________________
(1)The consolidated balance sheets include assets and liabilities of consolidated variable interest entities, or VIEs. At March 31, 2025 and December 31, 2024, assets of the VIEs totaled $171,460 and $163,317, and liabilities of the VIEs totaled $161,866 and $134,931, respectively. See Note 4 - Variable Interest Entities for additional information.
The accompanying notes are an integral part of these consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)
(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2025	2024
Net interest income (expense):
Interest income	$111,382	$117,783
Interest expense	131,714	160,000
Net interest expense	(20,332)	(42,217)
Net servicing income:
Servicing income	156,859	166,333
Servicing costs	3,197	7,119
Net servicing income	153,662	159,214
Other (loss) income:
Loss on investment securities	(32,729)	(10,975)
(Loss) gain on servicing asset	(36,221)	11,012
(Loss) gain on interest rate swap and swaption agreements	(98,788)	98,510
Gain on other derivative instruments	1,448	47,599
Gain (loss) on mortgage loans held-for-sale	669	(3)
Other income	761	—
Total other (loss) income	(164,860)	146,143
Expenses:
Compensation and benefits	26,589	26,529
Other operating expenses	20,505	21,052
Total expenses	47,094	47,581
(Loss) income before income taxes	(78,624)	215,559
Provision for income taxes	431	11,971
Net (loss) income	(79,055)	203,588
Dividends on preferred stock	(13,186)	(11,784)
Gain on repurchase and retirement of preferred stock	—	644
Net (loss) income attributable to common stockholders	$(92,241)	$192,448
Basic (loss) earnings per weighted average common share	$(0.89)	$1.85
Diluted (loss) earnings per weighted average common share	$(0.89)	$1.73
Comprehensive income:
Net (loss) income	$(79,055)	$203,588
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	157,172	(103,078)
Other comprehensive income (loss)	157,172	(103,078)
Comprehensive income	78,117	100,510
Dividends on preferred stock	(13,186)	(11,784)
Gain on repurchase and retirement of preferred stock	—	644
Comprehensive income attributable to common stockholders	$64,931	$89,370
The accompanying notes are an integral part of these consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)
(in thousands)

	Preferred Stock	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Cumulative Earnings	Cumulative Distributions to Stockholders	Total Stockholders’ Equity
Balance, December 31, 2023	$613,213	$1,032	$5,925,424	$(176,429)	$1,349,973	$(5,509,823)	$2,203,390
Net income	—	—	—	—	203,588	—	203,588
Other comprehensive loss before reclassifications	—	—	—	(109,658)	—	—	(109,658)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	6,580	—	—	6,580
Other comprehensive loss	—	—	—	(103,078)	—	—	(103,078)
Repurchase and retirement of preferred stock	(11,746)	—	—	—	644	—	(11,102)
Issuance of common stock, net of offering costs	—	—	54	—	—	—	54
Preferred dividends declared	—	—	—	—	—	(11,784)	(11,784)
Common dividends declared	—	—	—	—	—	(47,081)	(47,081)
Non-cash equity award compensation	—	3	6,080	—	—	—	6,083
Balance, March 31, 2024	$601,467	$1,035	$5,931,558	$(279,507)	$1,554,205	$(5,568,688)	$2,240,070

Balance, December 31, 2024	$601,467	$1,037	$5,936,609	$(320,524)	$1,648,785	$(5,744,865)	$2,122,509
Net loss	—	—	—	—	(79,055)	—	(79,055)
Other comprehensive income before reclassifications	—	—	—	110,220	—	—	110,220
Amounts reclassified from accumulated other comprehensive loss	—	—	—	46,952	—	—	46,952
Other comprehensive income	—	—	—	157,172	—	—	157,172
Issuance of common stock, net of offering costs	—	—	82	—	—	—	82
Preferred dividends declared	—	—	—	—	—	(13,186)	(13,186)
Common dividends declared	—	—	—	—	—	(47,256)	(47,256)
Non-cash equity award compensation	—	3	6,520	—	—	—	6,523
Balance, March 31, 2025	$601,467	$1,040	$5,943,211	$(163,352)	$1,569,730	$(5,805,307)	$2,146,789
The accompanying notes are an integral part of these consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2025	2024
Cash Flows From Operating Activities:
Net (loss) income	$(79,055)	$203,588
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Amortization of premiums and discounts on investment securities, net	4,123	3,559
Amortization of deferred debt issuance costs on convertible senior notes and term notes payable	362	620
Provision for credit losses on investment securities	94	80
Realized and unrealized losses on investment securities	32,635	10,895
Loss (gain) on servicing asset	36,221	(11,012)
Realized and unrealized loss (gain) on interest rate swaps and swaptions	104,763	(84,216)
Unrealized losses (gains) on other derivative instruments	2,649	(75,520)
(Gains) losses on mortgage loans held-for-sale	(624)	4
Equity based compensation	6,523	6,083
Originations and purchases of mortgage loans held-for-sale	(28,870)	(1)
Proceeds from sales of mortgage loans held-for-sale	23,113	—
Proceeds from repayment of mortgage loans held-for-sale	1	50
Net change in assets and liabilities:
Increase in accrued interest receivable	(5,946)	(148)
(Increase) decrease in deferred income taxes, net	(2,763)	9,868
Decrease in accrued interest payable	(10,640)	(61,783)
Change in other operating assets and liabilities, net	29,327	(10,737)
Net cash provided by (used in) operating activities	111,913	(8,670)
Cash Flows From Investing Activities:
Purchases of available-for-sale securities	(2,625,086)	(442,831)
Proceeds from sales of available-for-sale securities	1,329,584	333,082
Principal payments on available-for-sale securities	180,663	136,742
Purchases of mortgage servicing rights, net of purchase price adjustments	(1,514)	(40,072)
Proceeds from sales of mortgage servicing rights	—	18,221
Net (payments) proceeds on derivative instruments	(146,549)	202,151
Payments for reverse repurchase agreements	(1,434,785)	(1,080,847)
Proceeds from reverse repurchase agreements	1,562,942	1,013,095
Payment for acquisition of RoundPoint Mortgage Servicing LLC	—	(20,976)
Decrease in due to counterparties, net	(893,113)	(466,272)
Net cash used in investing activities	$(2,027,858)	$(347,707)
The accompanying notes are an integral part of these consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited), continued
(in thousands)

	Three Months Ended
	March 31,
	2025	2024
Cash Flows From Financing Activities:
Proceeds from repurchase agreements	$12,970,058	$12,276,613
Principal payments on repurchase agreements	(11,034,285)	(11,935,182)
Proceeds from revolving credit facilities	70,000	58,500
Principal payments on revolving credit facilities	(157,000)	(30,000)
Proceeds from warehouse facilities	28,995	—
Principal payments on warehouse facilities	(23,056)	—
Repurchase and retirement of preferred stock	—	(11,102)
Proceeds from issuance of common stock, net of offering costs	82	54
Dividends paid on preferred stock	(11,784)	(12,012)
Dividends paid on common stock	(46,981)	(46,899)
Net cash provided by financing activities	1,796,029	299,972
Net decrease in cash, cash equivalents and restricted cash	(119,916)	(56,405)
Cash, cash equivalents and restricted cash at beginning of period	817,641	794,833
Cash, cash equivalents and restricted cash at end of period	$697,725	$738,428
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$125,556	$215,337
Cash paid for taxes, net	$3,701	$103
Noncash Activities:
Dividends declared but not paid at end of period	$60,402	$58,685
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

Note 2. Basis of Presentation and Significant Accounting Policies
Consolidation and Basis of Presentation
The interim unaudited consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or the SEC. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, have been condensed or omitted according to such SEC rules and regulations. However, management believes that the disclosures included in these interim consolidated financial statements are adequate to make the information presented not misleading.
The consolidated financial statements of the Company include the accounts of all subsidiaries; inter-company accounts and transactions have been eliminated. All trust entities in which the Company holds investments that are considered variable interest entities, or VIEs, for financial reporting purposes were reviewed for consolidation under the applicable consolidation guidance. Whenever the Company has both the power to direct the activities of a trust that most significantly impact the entities’ performance, and the obligation to absorb losses or the right to receive benefits of the entities that could be significant, the Company consolidates the trust. Certain prior period amounts have been reclassified to conform to the current period presentation. The accompanying consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial condition of the Company at March 31, 2025 and results of operations for all periods presented have been made. The results of operations for the three months ended March 31, 2025 should not be construed as indicative of the results to be expected for future periods or the full year.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements (unaudited)
Significant Accounting Policies
Included in Note 2 to the Consolidated Financial Statements of the Company’s December 31, 2024 Annual Report on Form 10-K is a summary of the Company’s significant accounting policies.
Recently Issued and/or Adopted Accounting Standards
Improvements to Income Tax Disclosures
In December 2023, the FASB issued Accounting Standards Update (ASU) No. 2023-09, which requires entities to provide additional information about federal, state and foreign income taxes and reconciling items in the rate reconciliation table, and to disclose further disaggregation of income taxes paid (net of refunds received) by federal (national), state and foreign taxes by jurisdiction. For public business entities, the ASU is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The guidance should be applied prospectively, but entities have the option to apply it retrospectively for each period presented. The Company has determined this ASU will not have a material impact on the Company’s financial condition, results of operations or financial statement disclosures.
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
Enhancement and Standardization of Climate-Related Disclosures
In March 2024, the Securities and Exchange Commission, or the SEC, issued Release No. 33-11275, its final rule on the enhancement and standardization of climate-related disclosures for investors requiring registrants to provide certain climate-related information in their registration statements and annual reports. In April 2024, the SEC stayed implementation of the final rule pending completion of judicial review. In March 2025, the SEC stated that it has ended its defense of the rule. The Company will continue to monitor any developments and assess the potential impact of the rule on its disclosures.

Note 3. Acquisition of RoundPoint Mortgage Servicing LLC
Effective September 30, 2023, the Company acquired RoundPoint from Freedom Mortgage Corporation, or Freedom, after the completion of customary closing conditions and receiving the required regulatory and GSE approvals. Upon closing, all servicing and origination licenses and operational capabilities remained with RoundPoint, and RoundPoint became a wholly owned subsidiary of TH MSR Holdings LLC, a wholly owned subsidiary of the Company. Management believes this acquisition adds value for stakeholders of the Company through cost savings achieved by bringing the servicing of its MSR portfolio in-house, greater control over the Company’s MSR portfolio and the associated cash flows, and the ability to participate more fully in the mortgage finance space as opportunities arise.
The final purchase price recognized was $44.5 million, with $23.6 million paid upon closing and $20.9 million paid in January 2024. Beginning October 1, 2023, RoundPoint’s results of operations have been consolidated with the Company’s in accordance with U.S. GAAP; inter-company accounts and transactions have been eliminated.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements (unaudited)
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
The following table presents a summary of the assets and liabilities of all consolidated trusts as reported on the consolidated balance sheets as of March 31, 2025 and December 31, 2024:

(in thousands)	March 31, 2025	December 31, 2024
Restricted cash	$58,566	$44,631
Other assets	112,894	118,686
Total Assets	$171,460	$163,317
Revolving credit facilities	$103,300	$90,300
Accrued interest payable	647	560
Other liabilities	57,919	44,071
Total Liabilities	$161,866	$134,931

Note 5. Available-for-Sale Securities, at Fair Value
The Company holds both Agency and non-Agency available-for-sale, or AFS, investment securities which are carried at fair value on the consolidated balance sheets. The following table presents the Company’s AFS investment securities by collateral type as of March 31, 2025 and December 31, 2024:

(in thousands)	March 31, 2025	December 31, 2024
Agency:
Federal National Mortgage Association	$5,165,128	$4,764,502
Federal Home Loan Mortgage Corporation	3,210,104	2,505,390
Government National Mortgage Association	228,025	98,085
Non-Agency	3,613	3,734
Total available-for-sale securities	$8,606,870	$7,371,711

At March 31, 2025 and December 31, 2024, the Company pledged AFS securities with a carrying value of $8.6 billion and $7.1 billion, respectively, as collateral for repurchase agreements. See Note 13 - Repurchase Agreements.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements (unaudited)
At March 31, 2025 and December 31, 2024, the Company did not have any securities purchased from and financed with the same counterparty that did not meet the conditions of ASC 860, Transfers and Servicing, to be considered linked transactions and, therefore, classified as derivatives.
The Company is not required to consolidate VIEs for which it has concluded it does not have both the power to direct the activities of the VIEs that most significantly impact the entities’ performance, and the obligation to absorb losses or the right to receive benefits of the entities that could be significant. The Company’s investments in these unconsolidated VIEs include all non-Agency securities, which are classified within available-for-sale securities, at fair value on the consolidated balance sheets. As of March 31, 2025 and December 31, 2024, the carrying value, which also represents the maximum exposure to loss, of all non-Agency securities in unconsolidated VIEs was $3.6 million and $3.7 million, respectively.
The following tables present the amortized cost and carrying value of AFS securities by collateral type as of March 31, 2025 and December 31, 2024:

	March 31, 2025
(in thousands)	Principal/ Current Face	Un-amortized Premium	Accretable Purchase Discount	Amortized Cost	Allowance for Credit Losses	Unrealized Gain	Unrealized Loss	Carrying Value
Agency:
Principal and interest	$8,632,420	$150,466	$(39,458)	$8,743,428	$—	$18,926	$(181,155)	$8,581,199
Interest-only	424,848	26,419	—	26,419	(2,273)	505	(2,593)	22,058
Total Agency	9,057,268	176,885	(39,458)	8,769,847	(2,273)	19,431	(183,748)	8,603,257
Non-Agency	494,482	3,590	(15)	4,140	(407)	214	(334)	3,613
Total	$9,551,750	$180,475	$(39,473)	$8,773,987	$(2,680)	$19,645	$(184,082)	$8,606,870

	December 31, 2024
(in thousands)	Principal/ Current Face	Un-amortized Premium	Accretable Purchase Discount	Amortized Cost	Allowance for Credit Losses	Unrealized Gain	Unrealized Loss	Carrying Value
Agency:
Principal and interest	$7,600,374	$135,743	$(71,116)	$7,665,001	$—	$2,789	$(321,829)	$7,345,961
Interest-only	462,886	27,747	—	27,747	(2,386)	473	(3,818)	22,016
Total Agency	8,063,260	163,490	(71,116)	7,692,748	(2,386)	3,262	(325,647)	7,367,977
Non-Agency	503,924	3,724	(16)	4,279	(480)	244	(309)	3,734
Total	$8,567,184	$167,214	$(71,132)	$7,697,027	$(2,866)	$3,506	$(325,956)	$7,371,711

The following table presents the Company’s AFS securities according to their estimated weighted average life classifications as of March 31, 2025:

	March 31, 2025
(in thousands)	Agency	Non-Agency	Total
< 1 year	$250	$—	$250
≥ 1 and < 3 years	10,601	—	10,601
≥ 3 and < 5 years	157,414	63	157,477
≥ 5 and < 10 years	8,434,992	3,266	8,438,258
≥ 10 years	—	284	284
Total	$8,603,257	$3,613	$8,606,870

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements (unaudited)
Measurement of Allowances for Credit Losses on AFS Securities
The Company uses a discounted cash flow method to estimate and recognize an allowance for credit losses on both Agency and non-Agency AFS securities that are not accounted for under the fair value option. The following table presents the changes in the allowance for credit losses on Agency and non-Agency AFS securities for the three months ended March 31, 2025 and 2024:

	Three Months Ended			Three Months Ended
	March 31, 2025			March 31, 2024
(in thousands)	Agency	Non-Agency	Total	Agency	Non-Agency	Total
Allowance for credit losses at beginning of period	$(2,386)	$(480)	$(2,866)	$(3,619)	$(324)	$(3,943)
Additions on securities for which credit losses were not previously recorded	(31)	—	(31)	(37)	(17)	(54)
Decrease (increase) on securities with previously recorded credit losses	(109)	46	(63)	24	(50)	(26)
Write-offs	253	27	280	415	1	416
Allowance for credit losses at end of period	$(2,273)	$(407)	$(2,680)	$(3,217)	$(390)	$(3,607)

The following tables present the components comprising the carrying value of AFS securities for which an allowance for credit losses has not been recorded by length of time that the securities had an unrealized loss position as of March 31, 2025 and December 31, 2024. At March 31, 2025 and December 31, 2024, the Company held 893 and 632 AFS securities, respectively; of the securities for which an allowance for credit losses has not been recorded, 198 and 159 were in an unrealized loss position for less than twelve consecutive months and 321 and 370 were in an unrealized loss position for more than twelve consecutive months, respectively.

	March 31, 2025
	Unrealized Loss Position for
	Less than 12 Months		12 Months or More		Total
(in thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Agency	$2,333,179	$(12,199)	$3,375,780	$(170,256)	$5,708,959	$(182,455)
Non-Agency	—	—	—	—	—	—
Total	$2,333,179	$(12,199)	$3,375,780	$(170,256)	$5,708,959	$(182,455)

	December 31, 2024
	Unrealized Loss Position for
	Less than 12 Months		12 Months or More		Total
(in thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Agency	$3,252,413	$(53,374)	$3,845,019	$(270,700)	$7,097,432	$(324,074)
Non-Agency	5	—	—	—	5	—
Total	$3,252,418	$(53,374)	$3,845,019	$(270,700)	$7,097,437	$(324,074)

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements (unaudited)
Gross Realized Gains and Losses
Gains and losses from the sale of AFS securities are recorded as realized gains (losses) within loss on investment securities in the Company’s consolidated statements of comprehensive income (loss). The following table presents details around sales of AFS securities during the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,
(in thousands)	2025	2024
Proceeds from sales of available-for-sale securities	$1,329,584	$333,082
Amortized cost of available-for-sale securities sold	(1,363,060)	(343,245)
Total realized losses on sales, net	$(33,476)	$(10,163)

Gross realized gains	$5,316	$—
Gross realized losses	(38,792)	(10,163)
Total realized losses on sales, net	$(33,476)	$(10,163)

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
The following table summarizes activity related to the Company’s MSR portfolio for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,
(in thousands)	2025	2024
Balance at beginning of period	$2,994,271	$3,052,016
Purchases of mortgage servicing rights	1,493	40,072
Additions from sales of mortgage loans	230	—
Sales of mortgage servicing rights	—	(18,221)
Changes in fair value due to:
Changes in valuation inputs or assumptions used in the valuation model	16,016	59,780
Other changes in fair value (1)	(52,237)	(48,768)
Balance at end of period (2)	$2,959,773	$3,084,879
____________________
(1)Primarily represents changes due to the realization of cash flows.
(2)Based on the prior month-end’s principal balance of the loans underlying the Company’s MSR, increased for current month purchases.

At both March 31, 2025 and December 31, 2024, the Company pledged MSR with a carrying value of $3.0 billion as collateral for repurchase agreements and revolving credit facilities. See Note 13 - Repurchase Agreements and Note 14 - Revolving Credit Facilities.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements (unaudited)
As of March 31, 2025 and December 31, 2024, the key economic assumptions and sensitivity of the fair value of MSR to immediate 10% and 20% adverse changes in these assumptions were as follows:

(dollars in thousands, except per loan data)	March 31, 2025	December 31, 2024
Weighted average prepayment speed:	6.4%	6.3%
Impact on fair value of 10% adverse change	$(59,687)	$(61,975)
Impact on fair value of 20% adverse change	$(115,972)	$(120,142)
Weighted average delinquency:	0.9%	0.8%
Impact on fair value of 10% adverse change	$(1,264)	$(1,297)
Impact on fair value of 20% adverse change	$(2,538)	$(2,567)
Weighted average option-adjusted spread:	5.3%	5.1%
Impact on fair value of 10% adverse change	$(74,299)	$(70,293)
Impact on fair value of 20% adverse change	$(145,064)	$(137,449)
Weighted average per loan annual cost to service:	$65.02	$65.02
Impact on fair value of 10% adverse change	$(36,590)	$(36,191)
Impact on fair value of 20% adverse change	$(73,179)	$(72,381)

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
Mortgage Servicing Income and Costs
The following table presents the components of servicing income recorded on the Company’s consolidated statements of comprehensive income (loss) for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,
(in thousands)	2025	2024
Servicing fee income	$126,171	$134,320
Ancillary and other fee income	5,094	3,857
Float income	25,594	28,156
Total	$156,859	$166,333

As previously discussed, RoundPoint handles substantially all servicing functions for the mortgage loans underlying the Company’s MSR. For the remaining portion of the Company’s serviced mortgage assets, the Company contracts with appropriately licensed third-party subservicers to handle the servicing functions in the name of the subservicer. All third-party subservicing costs and other servicing expenses directly related to the Company’s MSR portfolio are included within the servicing costs line item on the Company’s consolidated statements of comprehensive income (loss). All servicing-related general and administrative expenses incurred by RoundPoint are included within the compensation and benefits and other operating expenses line items on the Company’s consolidated statements of comprehensive income (loss).

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements (unaudited)
Mortgage Servicing Advances
As the servicer of record for the MSR assets, the Company may be required to advance principal and interest payments to security holders, and intermittent tax and insurance payments to local authorities and insurance companies on mortgage loans that are in forbearance, delinquency or default. The Company is responsible for funding these advances, potentially for an extended period of time, before receiving reimbursement from Fannie Mae and Freddie Mac. Servicing advances are priority cash flows in the event of a loan principal reduction or foreclosure and ultimate liquidation of the real estate-owned property, thus making their collection reasonably assured. These servicing advances totaled $111.0 million and $141.6 million and were included in other assets on the consolidated balance sheets as of March 31, 2025 and December 31, 2024, respectively. At both March 31, 2025 and December 31, 2024, mortgage loans in 60+ day delinquent status (whether or not subject to forbearance) accounted for approximately 0.8% and 0.9%, respectively, of the aggregate principal balance of loans for which the Company had servicing advance funding obligations.
The Company has one revolving credit facility to finance its servicing advance obligations. At March 31, 2025 and December 31, 2024, the Company had pledged servicing advances with a carrying value of $112.9 million and $118.7 million, respectively, as collateral for this revolving credit facility. See Note 14 - Revolving Credit Facilities.

Note 7. Mortgage Loans Held-for-Sale, at Fair Value
The Company originates residential mortgage loans for the purpose of selling to the GSEs or other third-party investors in the secondary market on a servicing-retained basis, typically within 60 days of origination. The Company also holds a small amount of mortgage loans purchased from the collateral underlying its MSR. Mortgage loans held-for-sale are recorded at fair value as a result of a fair value option election. The following table presents the carrying value of Company’s mortgage loans held-for-sale as of March 31, 2025 and December 31, 2024:

(in thousands)	March 31, 2025	December 31, 2024
Unpaid principal balance	$8,252	$2,297
Mark-to-market adjustments	154	37
Total mortgage loans held-for-sale	$8,406	$2,334

The following table presents a reconciliation of the Company’s mortgage loans held-for-sale for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,
(in thousands)	2025	2024
Balance at beginning of period	$2,334	$332
Originations and purchases of mortgage loans	28,870	1
Sales and principal collections	(22,915)	(50)
Unrealized gains (losses) on mortgage loans	117	(4)
Balance at end of period	$8,406	$279

The Company is subject to credit risk associated with its originated mortgage loans during the period of time prior to the sale of these loans. The Company considers credit risk associated with these loans to be minimal as it holds the loans for a short period of time and the market for these loans continues to be highly liquid.
The Company has one warehouse facility to finance its mortgage loans held-for-sale. At March 31, 2025 and December 31, 2024, the Company had pledged mortgage loans held-for-sale with a carrying value of $8.1 million and $2.1 million, respectively, as collateral for this warehouse facility. See Note 15 - Warehouse Facilities.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements (unaudited)
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
The following table presents the Company’s restricted cash balances as of March 31, 2025 and December 31, 2024:

(in thousands)	March 31, 2025	December 31, 2024
Restricted cash balances held by trading counterparties:
For securities trading activity	$700	$950
For derivatives trading activity	302	43,398
For servicing activities	64,286	49,900
As restricted collateral for borrowings	58,489	218,715
Total restricted cash balances held by trading counterparties	123,777	312,963
Restricted cash balance pursuant to letter of credit on office lease	66	65
Total	$123,843	$313,028

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the Company’s consolidated balance sheets as of March 31, 2025 and December 31, 2024 that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

(in thousands)	March 31, 2025	December 31, 2024
Cash and cash equivalents	$573,882	$504,613
Restricted cash	123,843	313,028
Total cash, cash equivalents and restricted cash	$697,725	$817,641

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
The following tables present the gross fair value and notional amounts of the Company’s derivative financial instruments treated as trading derivatives as of March 31, 2025 and December 31, 2024:

	March 31, 2025
	Derivative Assets		Derivative Liabilities
(in thousands)	Fair Value	Notional	Fair Value	Notional
Inverse interest-only securities	$24,652	$382,379	$—	$—
Interest rate swap agreements	—	—	—	14,755,568
TBAs	2,436	2,818,501	(3,044)	252,051
Futures, net	—	—	—	(2,930,590)
Interest rate lock commitments	451	37,705	(1)	1,046
Forward mortgage loan sale commitments	11	2,658	(52)	16,288
Total	$27,550	$3,241,243	$(3,097)	$12,094,363

	December 31, 2024
	Derivative Assets		Derivative Liabilities
(in thousands)	Fair Value	Notional	Fair Value	Notional
Inverse interest-only securities	$9,058	$135,310	$—	$—
Interest rate swap agreements	—	16,594,467	—	—
TBAs	732	(34,000)	(24,883)	4,531,800
Futures, net	—	(3,973,400)	—	—
Interest rate lock commitments	151	15,727	(13)	2,613
Forward mortgage loan sale commitments	173	19,030	(1)	1,343
Total	$10,114	$12,757,134	$(24,897)	$4,535,756

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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements (unaudited)
The following table summarizes the location and amount of gains and losses on derivative instruments reported in the consolidated statements of comprehensive income (loss):

Derivative Instruments	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		Three Months Ended
(in thousands)		March 31,
		2025	2024
Interest rate risk management:
TBAs	Gain on other derivative instruments	$29,478	$(59,180)
Futures	Gain on other derivative instruments	(29,763)	108,936
Options on futures	Gain on other derivative instruments	(19)	(127)
Interest rate swaps - Payers	(Loss) gain on interest rate swap and swaption agreements	(207,181)	194,430
Interest rate swaps - Receivers	(Loss) gain on interest rate swap and swaption agreements	108,393	(95,951)
Swaptions	(Loss) gain on interest rate swap and swaption agreements	—	31
Interest rate lock commitments	Gain (loss) on mortgage loans held-for-sale	312	—
Forward mortgage loan sale commitments	Gain (loss) on mortgage loans held-for-sale	(168)	—
Non-risk management:
Inverse interest-only securities	Gain on other derivative instruments	1,752	(2,030)
Total		$(97,196)	$146,109

For the three months ended March 31, 2025 and 2024, the Company recognized $6.0 million and $14.3 million of income, respectively, for the accrual and/or settlement of the net interest spread associated with its interest rate swaps. The income resulted from paying either a fixed interest rate or a floating interest rate (OIS or SOFR) and receiving either a floating interest rate (OIS or SOFR) or a fixed interest rate on an average $20.4 billion and $15.1 billion notional, respectively.
The following table presents the average notional amount for the Company’s derivative instruments during the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,
(in thousands)	2025	2024
Inverse interest-only securities	$145,136	$160,491
Interest rate swap agreements	20,401,413	15,136,445
TBAs, net	3,120,322	3,037,747
Futures, net	(3,350,600)	(6,576,900)
Interest rate lock commitments	28,902	—
Forward mortgage loan sale commitments	25,184	—
Total	$20,370,357	$11,524,816

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements (unaudited)
Cash flow activity related to derivative instruments is reflected within the operating activities and investing activities sections of the consolidated statements of cash flows. Realized gains and losses and derivative fair value adjustments are reflected within the realized and unrealized loss (gain) on interest rate swaps and swaptions, unrealized losses (gains) on other derivative instruments and (gains) losses on mortgage loans held-for-sale line items within the operating activities section of the consolidated statements of cash flows. The remaining cash flow activity related to derivative instruments is reflected within the net proceeds (payments) on derivative instruments and decrease in due to counterparties, net line items within the investing activities section of the consolidated statements of cash flows.
Interest Rate Sensitive Assets/Liabilities
The Company’s Agency RMBS portfolio is generally subject to change in value when interest rates or prepayment speeds decrease or increase, depending on the type of investment. Periods of rising interest rates with corresponding decreasing prepayment speeds generally result in a decline in the value of the Company’s fixed-rate Agency principal and interest (P&I) RMBS. The impact of this effect on the Company’s fixed-rate Agency P&I RMBS portfolio is partially mitigated by the presence of fixed-rate interest-only Agency RMBS, which generally increase in value when prepayment speeds decrease and MSR, which generally increase in value when prepayment speeds decrease and interest rates increase. As of March 31, 2025 and December 31, 2024, the Company had $16.9 million and $16.5 million, respectively, of interest-only securities, and $3.0 billion and $3.0 billion, respectively, of MSR. Interest-only securities are included in AFS securities, at fair value, in the consolidated balance sheets.
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
The Company may hold both long and short notional TBA positions, which are disclosed on a gross basis according to the unrealized gain or loss position of each TBA contract regardless of long or short notional position. The following tables present the notional amount, cost basis, market value and carrying value (which approximates fair value) of the Company’s TBA positions as of March 31, 2025 and December 31, 2024:

	March 31, 2025
				Net Carrying Value (4)
(in thousands)	Notional Amount (1)	Cost Basis (2)	Market Value (3)	Derivative Assets	Derivative Liabilities
Purchase contracts	$3,771,501	$3,690,477	$3,691,842	$2,434	$(1,069)
Sale contracts	(700,949)	(688,805)	(690,778)	2	(1,975)
TBAs, net	$3,070,552	$3,001,672	$3,001,064	$2,436	$(3,044)

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

Futures. The Company may use a variety of types of futures independently, or in conjunction with other derivative and non-derivative instruments, in order to mitigate risks. The following table summarizes certain characteristics of the Company’s futures as of March 31, 2025 and December 31, 2024:

(dollars in thousands)	March 31, 2025			December 31, 2024
Type & Maturity	Notional Amount	Carrying Value	Weighted Average Months to Expiration	Notional Amount	Carrying Value	Weighted Average Months to Expiration
U.S. Treasury futures - 2 year	$(2,065,400)	$—	2.99	$(2,027,800)	$—	2.96
U.S. Treasury futures - 5 year	(502,100)	—	2.99	(713,800)	—	2.96
U.S. Treasury futures - 10 year	(165,400)	—	2.60	(907,600)	—	2.60
U.S. Treasury futures - 20 year	182,300	—	2.60	318,300	—	2.60
Federal Funds futures - 30 day	125,010	—	1.97	—	—	—
Eris SOFR swap futures - 10 year	(130,000)	—	122.66	(80,000)	—	122.63
SOFR futures:
≤ 1 year	(375,000)	—	4.06	(562,500)	—	5.52
> 1 and ≤ 2 years	455,000	—	19.78	—	—	—
> 2 and ≤ 3 years	(455,000)	—	29.49	—	—	—
Total futures	$(2,930,590)	$—	9.19	$(3,973,400)	$—	5.24

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements (unaudited)
Interest Rate Swap Agreements. The Company may use interest rate swaps independently, or in conjunction with other derivative and non-derivative instruments, in order to mitigate risks. As of March 31, 2025 and December 31, 2024, the Company held the following interest rate swaps that were utilized as economic hedges of interest rate exposure (or duration) whereby the Company receives interest at a floating interest rate (OIS or SOFR):

(dollars in thousands)
March 31, 2025
Swaps Maturities	Notional Amount (1)	Weighted Average Fixed Pay Rate (2)	Weighted Average Receive Rate	Weighted Average Maturity (Years) (2)
≤ 1 year	$1,968,891	4.087%	4.410%	0.76
> 1 and ≤ 3 years	3,713,000	3.739%	4.410%	1.95
> 3 and ≤ 5 years	2,091,861	3.669%	4.410%	4.57
> 5 and ≤ 7 years	1,867,584	3.798%	4.410%	6.62
> 7 and ≤ 10 years	799,728	3.905%	4.410%	9.77
> 10 years	889,593	3.951%	4.410%	14.40
Total	$11,330,657	3.854%	4.410%	4.24

(dollars in thousands)
December 31, 2024
Swaps Maturities	Notional Amount (1)	Weighted Average Fixed Pay Rate (2)	Weighted Average Receive Rate	Weighted Average Maturity (Years) (2)
≤ 1 year	$2,647,671	4.730%	4.490%	0.21
> 1 and ≤ 3 years	4,505,979	3.929%	4.490%	1.50
> 3 and ≤ 5 years	3,073,385	3.579%	4.490%	3.50
> 5 and ≤ 7 years	1,885,295	3.781%	4.490%	6.86
> 7 and ≤ 10 years	1,122,030	3.822%	4.490%	9.90
> 10 years	648,381	3.843%	4.490%	14.60
Total	$13,882,741	4.042%	4.490%	3.47
____________________
(1)Notional amount includes $2.5 billion and $2.4 billion in forward starting interest rate swaps as of March 31, 2025 and December 31, 2024, respectively.
(2)Weighted averages exclude forward starting interest rate swaps. As of March 31, 2025 and December 31, 2024, forward starting interest rate swap payers had a weighted average fixed pay rate of 3.9% and 3.8% and weighted average maturities of 5.5 and 5.5 years, respectively.

Additionally, as of March 31, 2025 and December 31, 2024, the Company held the following interest rate swaps that were utilized as economic hedges of interest rate exposure (or duration) risk whereby the Company pays interest at a floating interest rate (OIS or SOFR):

(dollars in thousands)
March 31, 2025
Swaps Maturities	Notional Amount (1)	Weighted Average Pay Rate	Weighted Average Fixed Receive Rate (2)	Weighted Average Maturity (Years) (2)
≤ 1 year	$—	—%	—%	0.00
> 1 and ≤ 3 years	1,518,274	4.410%	3.922%	1.91
> 3 and ≤ 5 years	574,678	4.410%	3.469%	4.63
> 5 and ≤ 7 years	303,154	4.410%	3.509%	6.77
> 7 and ≤ 10 years	233,918	4.410%	3.893%	9.99
> 10 years	794,887	4.410%	3.570%	18.21
Total	$3,424,911	4.410%	3.718%	6.78

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements (unaudited)

(dollars in thousands)
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
____________________
(1)Notional amount includes $241.6 million and $719.8 million in forward starting interest rate swaps as of March 31, 2025 and December 31, 2024, respectively.
(2)Weighted averages exclude forward starting interest rate swaps. As of March 31, 2025 and December 31, 2024, forward starting interest rate swap receivers had a weighted average fixed receive rate of 3.8% and 4.0% and weighted average maturities of 9.7 and 2.6 years, respectively.

Interest Rate Swaptions. The Company may use interest rate swaptions (which provide the option to enter into interest rate swap agreements for a predetermined notional amount, stated term and pay and receive interest rates in the future) independently, or in conjunction with other derivative and non-derivative instruments, in order to mitigate risks. The Company did not hold any interest rate swaptions as of March 31, 2025 or December 31, 2024.
Interest Rate Lock Commitments. The Company enters into IRLCs to originate residential mortgage loans at specified interest rates and terms within a specified period of time with customers who have applied for a loan and may meet certain credit and underwriting criteria. IRLCs are subject to changes in mortgage interest rates from the date of the commitment through the date of funding the loan or the cancellation or expiration of the lock commitment, generally ranging between 30 and 90 days. IRLCs are considered freestanding derivatives and are recorded at fair value at inception inclusive of the inherent value of servicing the loan. As of March 31, 2025 and December 31, 2024, the Company had outstanding IRLCs of $38.8 million and $18.3 million in principal with a net fair value asset balance of $0.5 million and $0.1 million, respectively.
Forward Mortgage Loan Sale Commitments. The Company uses forward mortgage loan sale commitments to manage exposure to interest rate risk and changes in the fair value of IRLCs from the date of the commitment through the date of funding or cancellation or expiration of the lock commitment. Forward mortgage loan sale commitments are also used to manage exposure to interest rate risk and changes in the fair value of the Company’s mortgage loans held-for-sale from the date of funding through the date of sale in the secondary market, typically within 60 days of origination. Forward mortgage loan sale commitments are recorded at fair value based on pricing of similar instruments in the secondary market based upon the investor, coupon, and estimated sale or delivery month. The Company’s expectation of the amount of IRLCs that will ultimately close is a key factor in determining the notional amount of derivatives used in economically hedging the position. As of March 31, 2025 and December 31, 2024, the Company had outstanding forward mortgage loan sale commitments of $18.9 million and $20.4 million in principal with a net fair value liability balance of $41 thousand and a net fair value asset balance of $0.2 million, respectively.
Credit Risk
The Company’s exposure to credit losses on its Agency RMBS portfolio is limited due to implicit or explicit backing from either a GSE or a U.S. government agency. The payment of principal and interest on the Freddie Mac and Fannie Mae mortgage-backed securities is guaranteed by those respective agencies, and the payment of principal and interest on the Ginnie Mae mortgage-backed securities is backed by the full faith and credit of the U.S. government.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements (unaudited)
Derivative financial instruments contain an element of credit risk if counterparties are unable to meet the terms of the agreements. Credit risk associated with derivative financial instruments is measured as the net replacement cost should the counterparties that owe the Company under such contracts completely fail to perform under the terms of these contracts, assuming there are no recoveries of underlying collateral, as measured by the market value of the derivative financial instruments. As of March 31, 2025, the fair value of derivative financial instruments as an asset and liability position was $27.6 million and $3.1 million, respectively.
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

Note 10. Reverse Repurchase Agreements
As of March 31, 2025 and December 31, 2024, the Company had $228.6 million and $354.7 million in amounts due to counterparties as collateral for reverse repurchase agreements that could be pledged, delivered or otherwise used, with a carrying value of the reverse repurchase agreements of $227.8 million and $356.0 million, respectively.

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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements (unaudited)
The following tables present information about the Company’s assets and liabilities that are subject to master netting arrangements or similar agreements and can potentially be offset on the Company’s consolidated balance sheets as of March 31, 2025 and December 31, 2024:

	March 31, 2025
				Gross Amounts Not Offset with Financial Assets (Liabilities) in the Balance Sheets (1)
(in thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Balance Sheets	Net Amounts of Assets (Liabilities) Presented in the Balance Sheets	Financial Instruments	Cash Collateral (Received) Pledged	Net Amount
Assets:
Derivative assets	$100,343	$(72,793)	$27,550	$(3,097)	$—	$24,453
Reverse repurchase agreements	227,818	—	227,818	—	(227,818)	—
Total Assets	$328,161	$(72,793)	$255,368	$(3,097)	$(227,818)	$24,453
Liabilities:
Repurchase agreements	$(9,740,830)	$—	$(9,740,830)	$9,740,830	$—	$—
Derivative liabilities	(75,890)	72,793	(3,097)	3,097	—	—
Total Liabilities	$(9,816,720)	$72,793	$(9,743,927)	$9,743,927	$—	$—

	December 31, 2024
				Gross Amounts Not Offset with Financial Assets (Liabilities) in the Balance Sheets (1)
(in thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Balance Sheets	Net Amounts of Assets (Liabilities) Presented in the Balance Sheets	Financial Instruments	Cash Collateral (Received) Pledged	Net Amount
Assets:
Derivative assets	$244,270	$(234,156)	$10,114	$(10,114)	$—	$—
Reverse repurchase agreements	355,975	—	355,975	—	(354,654)	1,321
Total Assets	$600,245	$(234,156)	$366,089	$(10,114)	$(354,654)	$1,321
Liabilities:
Repurchase agreements	$(7,805,057)	$—	$(7,805,057)	$7,805,057	$—	$—
Derivative liabilities	(259,053)	234,156	(24,897)	10,114	—	(14,783)
Total Liabilities	$(8,064,110)	$234,156	$(7,829,954)	$7,815,171	$—	$(14,783)
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
The Company classified 99.96% and 0.04% of its AFS securities as Level 2 and Level 3 fair value assets, respectively, at March 31, 2025.
Mortgage servicing rights. The Company holds a portfolio of MSR that are carried at fair value on the consolidated balance sheets. The Company determines fair value of its MSR using a discounted cash flow model, which incorporates both observable and unobservable market data. Although MSR transactions may be observable in the marketplace, the details of those transactions are not necessarily reflective of the value of the Company’s MSR portfolio. Inputs into the model include principal balance, note rate, geographical location, loan-to-value (LTV) ratios, FICO and other loan characteristics, along with servicing fee, ancillary income, earnings rates on escrow balances and recapture rates. Significant unobservable inputs include prepayment speeds; option adjusted spread, or OAS, which represents the incremental spread added to the risk-free rate to reflect the effects of any embedded options and other risk inherent in MSR; and cost to service. The Company obtains third-party valuations, industry surveys and other available market data quarterly to assess the reasonableness of the significant unobservable inputs used in the cash flow model, as well as the fair value calculated by the cash flow model, subject to internally-established hierarchy and override procedures. As a result, the Company classified 100% of its MSR as Level 3 fair value assets at March 31, 2025.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements (unaudited)
Mortgage loans held-for-sale. The Company recognizes on its consolidated balance sheets originated mortgage loans held-for-sale that are carried at fair value as a result of a fair value option election. The Company estimates fair value of mortgage loans held-for-sale using a market approach by utilizing either: (i) the fair value of securities backed by similar mortgage loans, adjusted for certain factors to approximate the fair value of a whole mortgage loan, including the value attributable to mortgage servicing and credit risk; (ii) current commitments to purchase loans; or (iii) recent observable market trades for similar loans, adjusted for credit risk and other individual loan characteristics. As these fair values are derived from market observable inputs, the Company classified 100% of its mortgage loans held-for-sale as Level 2 fair value assets at March 31, 2025.
Derivative instruments. The Company may enter into a variety of derivative financial instruments as part of its hedging strategies, including over-the-counter, or OTC, derivative contracts, such as interest rate swaps and swaptions. The Company utilizes third-party brokers to value its OTC derivative instruments. The Company classified 100% of its interest rate swaps reported at fair value as Level 2 at March 31, 2025. The Company did not hold any interest rate swaptions at March 31, 2025.
The Company may also enter into certain other derivative financial instruments, such as inverse interest-only securities, TBAs, futures and options on futures. The Company utilizes third-party pricing vendors to value inverse interest-only securities, as these instruments are similar in form to the Company’s AFS securities. The Company classified 100% of its inverse interest-only securities at fair value as Level 2 at March 31, 2025. TBAs, futures and options on futures are considered to be active markets such that participants transact with sufficient frequency and volume to provide transparent pricing information for identical instruments. The Company utilizes third-party pricing vendors to value TBAs, futures and options on futures. The Company reported 100% of its TBAs and futures as Level 1 as of March 31, 2025. The Company did not hold any options on futures at March 31, 2025.
The Company also enters into IRLCs and forward mortgage loan sale commitments in connection with its origination activities. The Company determines fair value of its IRLCs based on valuation models that use the market price for similar loans sold in the secondary market, net of costs to close the loans, subject to the estimated loan funding probability or pull-through rate. Given the significant and unobservable nature of the pull-through rate assumption, the Company classified 100% of its IRLCs as Level 3 at March 31, 2025. The valuation model for forward mortgage loan sale commitments utilizes the fair value of related mortgage loans determined using observable market data, and therefore, the Company reported 100% of its forward mortgage loan sale commitments as Level 2 as of March 31, 2025.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements (unaudited)
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

	Recurring Fair Value Measurements
	March 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	$—	$8,603,257	$3,613	$8,606,870
Mortgage servicing rights	—	—	2,959,773	2,959,773
Mortgage loans held-for-sale	—	8,406	—	8,406
Derivative assets	2,436	24,663	451	27,550
Total Assets	$2,436	$8,636,326	$2,963,837	$11,602,599
Liabilities:
Derivative liabilities	$3,044	$52	$1	$3,097
Total Liabilities	$3,044	$52	$1	$3,097

	Recurring Fair Value Measurements
	December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	$—	$7,367,977	$3,734	$7,371,711
Mortgage servicing rights	—	—	2,994,271	2,994,271
Mortgage loans held-for-sale	—	2,334	—	2,334
Derivative assets	732	9,231	151	10,114
Total Assets	$732	$7,379,542	$2,998,156	$10,378,430
Liabilities:
Derivative liabilities	$24,883	$1	$13	$24,897
Total Liabilities	$24,883	$1	$13	$24,897

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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements (unaudited)
The availability of observable inputs can vary by instrument and is affected by a wide variety of factors, including the type of instrument, whether the instrument is new and not yet established in the marketplace and other characteristics particular to the instrument. Management and/or third-party pricing vendors use prices and inputs that are current as of the measurement date, including during periods of market dislocation. In periods of market dislocation, the availability of prices and inputs may be reduced for many instruments. This condition could cause an instrument to be reclassified to or from various levels within the fair value hierarchy.
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
The following tables present a reconciliation of the Company’s Level 3 assets and liabilities measured at fair value on a recurring basis:

	Three Months Ended
	March 31, 2025
	Assets						Liabilities
(in thousands)	Available-For-Sale Securities		Mortgage Servicing Rights		Interest Rate Lock Commitments		Interest Rate Lock Commitments
Beginning of period level 3 fair value	$3,734		$2,994,271		$151		$13
Net gains (losses) included in net (loss) income	(65)	(1)	16,016	(2)	300	(3)	(12)	(3)
Net gains (losses) included in other comprehensive income (loss)	(56)		—		—		—
Purchases/additions	—		1,723		—		—
Sales	—		—		—		—
Settlements	—		(52,237)		—		—
Gross transfers into level 3	—		—		—		—
Gross transfers out of level 3	—		—		—		—
End of period level 3 fair value	$3,613		$2,959,773		$451		$1
Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$—	(1)	$16,016	(2)	$300	(3)	$(12)	(3)
Change in unrealized gains or losses for the period included in other comprehensive income (loss) for assets held at the end of the reporting period	$(56)		$—		$—		$—

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements (unaudited)

	Three Months Ended
	March 31, 2024
	Assets						Liabilities
(in thousands)	Available-For-Sale Securities		Mortgage Servicing Rights		Interest Rate Lock Commitments		Interest Rate Lock Commitments
Beginning of period level 3 fair value	$4,150		$3,052,016		$—		$—
Net gains (losses) included in net (loss) income	(220)	(1)	59,780	(2)	—	(3)	—	(3)
Net gains (losses) included in other comprehensive income (loss)	23		—		—		—
Purchases/additions	—		40,072		—		—
Sales	—		(18,221)		—		—
Settlements	—		(48,768)		—		—
Gross transfers into level 3	—		—		—		—
Gross transfers out of level 3	—		—		—		—
End of period level 3 fair value	$3,953		$3,084,879		$—		$—
Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period	$—	(1)	$59,780	(2)	$—	(3)	$—	(3)
Change in unrealized gains or losses for the period included in other comprehensive income (loss) for assets held at the end of the reporting period	$23		$—		$—		$—
____________________
(1)Included in loss on investment securities on the consolidated statements of comprehensive income (loss).
(2)Included in (loss) gain on servicing asset on the consolidated statements of comprehensive income (loss).
(3)Included in gain (loss) on mortgage loans held-for-sale on the consolidated statements of comprehensive income (loss).

No transfers between Level 1, Level 2 or Level 3 were made during the three months ended March 31, 2025 and 2024. Transfers between Levels are deemed to take place on the first day of the reporting period in which the transfer has taken place.
The Company used multiple third-party pricing vendors in the fair value measurement of its Level 3 AFS securities. The significant unobservable inputs used by the third-party pricing vendors included expected default, severity and discount rate. Significant increases (decreases) in any of the inputs in isolation may result in significantly lower (higher) fair value measurement.
The Company determines the fair value of its MSR internally using a discounted cash flow model. The tables below present information about the significant unobservable market data used by management as inputs into models utilized to inform their best estimates of the fair value measurement of the Company’s MSR classified as Level 3 fair value assets at March 31, 2025 and December 31, 2024:

March 31, 2025
Unobservable Input	Range			Weighted Average (1)
Constant prepayment speed	4.9%	-	29.6%	6.4%
Option-adjusted spread	5.3%	-	5.3%	5.3%
Per loan annual cost to service	$65.00	-	$73.88	$65.02

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements (unaudited)

December 31, 2024
Unobservable Input	Range			Weighted Average (1)
Constant prepayment speed	5.2%	-	29.3%	6.3%
Option-adjusted spread	5.1%	-	5.1%	5.1%
Per loan annual cost to service	$65.00	-	$73.88	$65.02
___________________
(1)Calculation for constant prepayment speed and per-loan annual cost to service utilizes underlying loan principal balance for weighting purposes. Calculation for OAS utilizes relative MSR market value for weighting purposes.

The Company determines the fair value of its Level 3 IRLCs based on valuation models that incorporate the estimated pull-through rate, which is considered a significant unobservable input. The tables below present information about the pull-through rates used in the valuation of IRLCs at March 31, 2025 and December 31, 2024:

March 31, 2025
Unobservable Input	Range			Weighted Average (1)
Pull-through rate	58.0%	-	100.0%	83.5%

December 31, 2024
Unobservable Input	Range			Weighted Average (1)
Pull-through rate	69.3%	-	99.8%	84.4%
___________________
(1)Calculation utilizes underlying loan principal balance for weighting purposes.

Nonrecurring Fair Value
Certain assets are measured at fair value on a nonrecurring basis; that is, they are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances, such as when there is evidence of impairment. Upon the occurrence of certain events, the Company re-measures the fair value of long-lived assets, including property, plant and equipment, operating lease right of use assets, intangible assets and goodwill if an impairment or observable price adjustment is recognized in the current period. No instances requiring re-measurement of assets measured at fair value on a nonrecurring basis occurred during the three months ended March 31, 2025 and 2024.
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
•The carrying value of repurchase agreements, revolving credit facilities and warehouse facilities that mature in less than one year generally approximates fair value due to the short maturities. As of March 31, 2025, the Company had outstanding borrowings of $645.0 million under repurchase agreements and $933.2 million under revolving credit facilities that are considered long-term. The Company’s long-term repurchase agreements and revolving credit facilities have floating rates based on an index plus a spread and the credit spread is typically consistent with those demanded in the market. Accordingly, the interest rates on these borrowings are at market and thus carrying value approximates fair value. The Company categorizes the fair value measurement of these liabilities as Level 2.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements (unaudited)
•Convertible senior notes are carried at their unpaid principal balance, net of any unamortized deferred issuance costs. The Company estimates the fair value of its convertible senior notes using the market transaction price nearest to March 31, 2025. The Company categorizes the fair value measurement of these assets as Level 2.
The following table presents the carrying values and estimated fair values of assets and liabilities that are required to be recorded or disclosed at fair value at March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Available-for-sale securities	$8,606,870	$8,606,870	$7,371,711	$7,371,711
Mortgage servicing rights	$2,959,773	$2,959,773	$2,994,271	$2,994,271
Mortgage loans held-for-sale	$8,406	$8,406	$2,334	$2,334
Cash and cash equivalents	$573,882	$573,882	$504,613	$504,613
Restricted cash	$123,843	$123,843	$313,028	$313,028
Derivative assets	$27,550	$27,550	$10,114	$10,114
Reverse repurchase agreements	$227,818	$227,818	$355,975	$355,975
Other assets	$31,283	$31,283	$31,283	$31,283
Liabilities:
Repurchase agreements	$9,740,830	$9,740,830	$7,805,057	$7,805,057
Revolving credit facilities	$933,171	$933,171	$1,020,171	$1,020,171
Warehouse facilities	$7,971	$7,971	$2,032	$2,032
Convertible senior notes	$260,591	$261,338	$260,229	$259,241
Derivative liabilities	$3,097	$3,097	$24,897	$24,897

Note 13. Repurchase Agreements
As of March 31, 2025 and December 31, 2024, the Company had outstanding $9.7 billion and $7.8 billion, respectively, of repurchase agreements. Excluding the effect of the Company’s interest rate swaps, the repurchase agreements had a weighted average borrowing rate of 4.73% and 5.15% and weighted average remaining maturities of 96 and 94 days as of March 31, 2025 and December 31, 2024, respectively.
At March 31, 2025 and December 31, 2024, the Company’s repurchase agreements had the following characteristics and remaining maturities:

	March 31, 2025
	Collateral Type
(dollars in thousands)	Agency RMBS	Non-Agency Securities	Agency Derivatives	Mortgage Servicing Rights	Total Amount Outstanding
Within 30 days	$3,854,675	$—	$3,344	$—	$3,858,019
30 to 59 days	1,095,184	—	12,518	—	1,107,702
60 to 89 days	898,956	—	—	—	898,956
90 to 119 days	915,695	—	—	—	915,695
120 to 364 days	2,189,644	195	619	125,000	2,315,458
One year and over	—	—	—	645,000	645,000
Total	$8,954,154	$195	$16,481	$770,000	$9,740,830
Weighted average borrowing rate	4.50%	5.01%	4.79%	7.38%	4.73%

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements (unaudited)

	December 31, 2024
	Collateral Type
(dollars in thousands)	Agency RMBS	Non-Agency Securities	Agency Derivatives	Mortgage Servicing Rights	Total Amount Outstanding
Within 30 days	$2,373,562	$—	$4,262	$—	$2,377,824
30 to 59 days	2,316,237	—	—	—	2,316,237
60 to 89 days	1,304,175	207	731	—	1,305,113
90 to 119 days	759,177	—	—	—	759,177
120 to 364 days	291,706	—	—	75,000	366,706
One year and over	—	—	—	680,000	680,000
Total	$7,044,857	$207	$4,993	$755,000	$7,805,057
Weighted average borrowing rate	4.90%	5.39%	5.31%	7.44%	5.15%

The following table summarizes assets at carrying value that are pledged or restricted as collateral for the future payment obligations of the Company’s repurchase agreements:

(in thousands)	March 31, 2025	December 31, 2024
Available-for-sale securities, at fair value	$8,575,773	$7,097,561
Mortgage servicing rights, at fair value (1)	1,337,875	1,355,639
Restricted cash	58,137	218,363
Due from counterparties	691,270	25,231
Derivative assets, at fair value	20,297	5,031
Total	$10,683,352	$8,701,825
____________________
(1)As of March 31, 2025 and December 31, 2024, MSR repurchase agreements totaling $770.0 million and $755.0 million, respectively, were secured by VFNs issued in connection with the Company’s securitization of MSR. The VFNs are collateralized by portions of the Company’s MSR portfolio.

Although the transactions under repurchase agreements represent committed borrowings until maturity, the respective lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets would require the Company to provide additional collateral or fund margin calls.
As of both March 31, 2025 and December 31, 2024, the net carrying value of assets sold under agreements to repurchase, including accrued interest plus any cash or assets on deposit to secure the repurchase obligation, less the amount of the repurchase liability, including accrued interest, with any individual counterparty or group of related counterparties did not exceed 10% of total stockholders’ equity. The Company does not anticipate any defaults by its repurchase agreement counterparties. There can be no assurance, however, that any such default or defaults will not occur.

Note 14. Revolving Credit Facilities
To finance MSR assets and related servicing advance obligations, the Company has entered into revolving credit facilities collateralized by the value of the MSR and/or servicing advances pledged. As of March 31, 2025 and December 31, 2024, the Company had outstanding short- and long-term borrowings under revolving credit facilities of $933.2 million and $1.0 billion with a weighted average borrowing rate of 7.45% and 7.56% and weighted average remaining maturities of 1.3 and 1.6 years, respectively.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements (unaudited)
At March 31, 2025 and December 31, 2024, borrowings under revolving credit facilities had the following remaining maturities:

(in thousands)	March 31, 2025	December 31, 2024
Within 30 days	$—	$—
30 to 59 days	—	—
60 to 89 days	—	—
90 to 119 days	—	—
120 to 364 days	—	—
One year and over	933,171	1,020,171
Total	$933,171	$1,020,171

Although the transactions under revolving credit facilities represent committed borrowings from the time of funding until maturity, the respective lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets below a designated threshold would require the Company to provide additional collateral or pay down the facility. As of both March 31, 2025 and December 31, 2024, MSR with a carrying value of $1.6 billion was pledged as collateral for the Company’s future payment obligations under its MSR revolving credit facilities. As of March 31, 2025 and December 31, 2024, servicing advances with a carrying value of $112.9 million and $118.7 million, respectively, were pledged as collateral for the Company’s future payment obligations under its servicing advance revolving credit facility. The Company does not anticipate any defaults by its revolving credit facility counterparties, although there can be no assurance that any such default or defaults will not occur.

Note 15. Warehouse Facilities
To finance origination activities, the Company has entered into a warehouse facility collateralized by the value of the mortgage loans pledged for a period of up to 90 days or until they are sold to the GSEs or other third-party investors in the secondary market, typically within 60 days of origination. As of March 31, 2025 and December 31, 2024, the Company had outstanding short-term borrowings under its warehouse facility of $8.0 million and $2.0 million with a weighted average borrowing rate of 6.36% and 6.64% and weighted average remaining maturities of 76 and 87 days, respectively.
At March 31, 2025 and December 31, 2024, borrowings under the Company’s warehouse facility had the following remaining maturities:

(in thousands)	March 31, 2025	December 31, 2024
Within 30 days	$495	$—
30 to 59 days	1,096	—
60 to 89 days	6,380	2,032
90 to 119 days	—	—
120 to 364 days	—	—
One year and over	—	—
Total	$7,971	$2,032

Although the transactions under warehouse facilities represent committed borrowings from the time of funding until maturity, the respective lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets below a designated threshold would require the Company to provide additional collateral or pay down the facility. As of March 31, 2025 and December 31, 2024, mortgage loans held-for-sale with a carrying value of $8.1 million and $2.1 million, respectively, were pledged as collateral for the Company’s future payment obligations under its warehouse facility. Additionally, as of both March 31, 2025 and December 31, 2024, cash of $0.4 million was held in restricted accounts as collateral for the future payment obligations of outstanding warehouse facility balances. The Company does not anticipate any defaults by its warehouse facility counterparties, although there can be no assurance that any such default or defaults will not occur.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements (unaudited)

Note 16. Convertible Senior Notes
The Company’s convertible senior notes are unsecured, pay interest semiannually at a rate of 6.25% per annum and are convertible at the option of the holder into shares of the Company’s common stock. As of both March 31, 2025 and December 31, 2024, the notes had a conversion rate of 33.8752 shares of common stock per $1,000 principal amount of the notes. The notes will mature in January 2026, unless earlier converted or repurchased in accordance with their terms.
The Company does not have the right to redeem its convertible senior notes prior to maturity, but may repurchase the notes in open market or privately negotiated transactions at the same or differing price without giving prior notice to or obtaining any consent of the holders. The Company may also be required to repurchase the notes from holders under certain circumstances. The Company did not repurchase any of its convertible senior notes during the three months ended March 31, 2025 or 2024.
As of both March 31, 2025 and December 31, 2024, $261.9 million principal amount of convertible senior notes remained outstanding. The outstanding amount due on the notes as of March 31, 2025 and December 31, 2024 was $260.6 million and $260.2 million, respectively, net of unamortized deferred issuance costs.

Note 17. Commitments and Contingencies
The following represent the material commitments and contingencies of the Company as of March 31, 2025:
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
On March 31, 2025, the magistrate judge issued a report and recommendations (“R&R”) on the parties’ motions for summary judgment. The R&R recommends that the Company’s motion for summary judgment be denied in its entirety, and that PRCM Advisers’, Pine River Domestic’s and Pine River Capital’s motion for summary judgment be denied in part and granted in part. The Company intends to file objections to the R&R. Those objections are due on April 30, 2025. The Company’s board of directors believes the Federal Complaint is without merit and that the Company has fully complied with the terms of the Management Agreement.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements (unaudited)
As of March 31, 2025, the Company’s consolidated financial statements do not recognize a contingency liability or disclose a range of reasonably possible loss under ASC 450 because management does not believe that a loss or expense related to the Federal Complaint is probable or reasonably estimable. The specific factors that limit the Company’s ability to reasonably estimate a loss or expense related to the Federal Complaint are that the matter is in the summary judgment phase and the outcome of litigation is uncertain. If and when management believes losses associated with the Federal Complaint are a probable future event that may result in a loss or expense to the Company and the loss or expense is reasonably estimable, the Company will recognize a contingency liability and resulting loss in such period.
Based on information currently available, management is not aware of any other legal or regulatory claims that would have a material effect on the Company’s consolidated financial statements and therefore no accrual is required as of March 31, 2025.

Note 18. Stockholders’ Equity
Redeemable Preferred Stock
The following is a summary of the Company’s series of cumulative redeemable preferred stock issued and outstanding as of March 31, 2025. In the event of a voluntary or involuntary liquidation, dissolution or winding up of the Company, each series of preferred stock will rank on parity with one another and rank senior to the Company’s common stock with respect to the payment of the dividends and the distribution of assets.

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
(3)On and after the fixed-to-floating rate conversion date, dividends will accumulate and be payable quarterly at a percentage of the $25.00 per share liquidation preference equal to a floating base rate plus the spread indicated with respect to each series of preferred stock. The floating base rate with respect to each series of preferred stock, following the applicable conversion date, is the three-month CME Term SOFR plus a tenor spread of 0.26161%.

For each series of preferred stock, the Company may redeem the stock on or after the redemption eligible date in whole or in part, at any time or from time to time. The Company may also purchase shares of preferred stock from time to time in the open market by tender or in privately negotiated transactions. Each series of preferred stock has a par value of $0.01 per share and a liquidation and redemption price of $25.00, plus any accumulated and unpaid dividends thereon up to, but excluding, the redemption date. Through March 31, 2025, the Company had declared and paid all required quarterly dividends on the Company’s preferred stock.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements (unaudited)
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
The following table summarizes the Company’s purchases of its 8.125% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, 7.625% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock and 7.25% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock under the preferred share repurchase program during the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(dollars in thousands)	2025		2024
Class of Stock	Number of Shares	Aggregate Cost	Number of Shares	Aggregate Cost
Series A Preferred Stock	—	$—	35,047	$809
Series B Preferred Stock	—	—	280,060	6,370
Series C Preferred Stock	—	—	170,502	3,923
Total(1)	—	$—	485,609	$11,102
____________________
(1)The difference between the aggregate cost and the carrying value of the preferred stock repurchased resulted in a total gain attributable to common stockholders of $0.6 million for the three months ended March 31, 2024.

Common Stock
As of March 31, 2025, the Company had 104,025,096 shares of common stock outstanding. The following table presents a reconciliation of the common shares outstanding for the three months ended March 31, 2025 and 2024:

Number of common shares
Common shares outstanding, December 31, 2023	103,206,457
Issuance of common stock	4,058
Non-cash equity award compensation (1)	264,429
Common shares outstanding, March 31, 2024	103,474,944

Common shares outstanding, December 31, 2024	103,680,321
Issuance of common stock	6,526
Non-cash equity award compensation (1)	338,249
Common shares outstanding, March 31, 2025	104,025,096
____________________
(1)See Note 19 - Equity Incentive Plans for further details regarding the Company’s equity incentive plans.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements (unaudited)
Distributions to Stockholders
The following table presents cash dividends declared by the Company on its preferred and common stock during the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2025		2024
Class of Stock	Amount	Per Share	Amount	Per Share
Series A Preferred Stock	$2,565	$0.51	$2,565	$0.51
Series B Preferred Stock	$4,841	$0.48	$4,841	$0.48
Series C Preferred Stock	$5,780	$0.60	$4,378	$0.45
Common Stock	$47,256	$0.45	$47,081	$0.45

Dividend Reinvestment and Direct Stock Purchase Plan
The Company sponsors a dividend reinvestment and direct stock purchase plan through which stockholders may purchase additional shares of the Company’s common stock by reinvesting some or all of the cash dividends received on shares of the Company’s common stock. Stockholders may also make optional cash purchases of shares of the Company’s common stock subject to certain limitations detailed in the plan prospectus. The plan allows for the issuance of up to an aggregate of 937,500 shares of the Company’s common stock. As of March 31, 2025, 156,143 shares have been issued under the plan for total proceeds of approximately $6.6 million, of which 6,526 and 4,058 shares were issued for total proceeds of $0.1 million and $0.1 million during the three months ended March 31, 2025 and 2024, respectively.
Common Share Repurchase Program
The Company’s common share repurchase program allows for the repurchase of up to an aggregate of 9,375,000 shares of the Company’s common stock. Common shares may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act, or by any combination of such methods. The manner, price, number and timing of common share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The common share repurchase program does not require the purchase of any minimum number of shares, and, subject to SEC rules, purchases may be commenced or suspended at any time without prior notice. The common share repurchase program does not have an expiration date. As of March 31, 2025, a total of 3,637,028 shares of common stock had been repurchased by the Company under the program for an aggregate cost of $208.5 million. No shares of common stock were repurchased during the three months ended March 31, 2025 or 2024.
At-the-Market Offerings
The Company is party to an equity distribution agreement under which the Company is authorized to sell shares of its common stock from time to time in any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act of 1933, as amended, or the Securities Act. On July 30, 2024, the Company entered into an amendment to the equity distribution agreement, which increased the maximum number of shares of common stock available for sale under the agreement to 15,000,000. No shares were sold under the “at the market” equity distribution agreements during the three months ended March 31, 2025 or 2024.
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss at March 31, 2025 and December 31, 2024 was as follows:

(in thousands)	March 31, 2025	December 31, 2024
Available-for-sale securities:
Unrealized gains	$19,450	$3,328
Unrealized losses	(182,802)	(323,852)
Accumulated other comprehensive loss	$(163,352)	$(320,524)

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements (unaudited)
Reclassifications out of Accumulated Other Comprehensive Loss
The Company reclassifies unrealized gains and losses on AFS securities in accumulated other comprehensive loss to net (loss) income upon the recognition of any realized gains and losses on sales as individual securities are sold. For the three months ended March 31, 2025 and 2024, the Company reclassified $47.0 million and $6.6 million in unrealized losses, respectively, on sold AFS securities from accumulated other comprehensive loss to loss on investment securities on the consolidated statements of comprehensive income (loss).

Note 19. Equity Incentive Plans
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
Restricted Stock Units
The following table summarizes the activity related to RSUs for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025		2024
	Units	Weighted Average Grant Date Fair Market Value	Units	Weighted Average Grant Date Fair Market Value
Outstanding at Beginning of Period	633,746	$15.64	613,699	$19.11
Granted	513,534	11.44	340,376	14.17
Vested	(248,198)	(16.81)	(203,652)	(21.07)
Forfeited	(450)	(17.43)	—	—
Outstanding at End of Period	898,632	$12.92	750,423	$16.34

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements (unaudited)
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
Performance Share Units
The following table summarizes the activity related to PSUs for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025		2024
	Target Units	Weighted Average Grant Date Fair Market Value	Target Units	Weighted Average Grant Date Fair Market Value
Outstanding at Beginning of Period	652,770	$19.58	485,822	$24.89
Granted	390,662	13.29	292,000	16.19
Vested	(90,051)	(21.83)	(60,777)	(34.68)
Forfeited	(80,153)	(21.00)	(43,959)	(34.68)
Outstanding at End of Period	873,228	$16.40	673,086	$19.60

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
Non-Cash Equity Compensation Expense
For the three months ended March 31, 2025 and 2024, the Company recognized compensation related to RSUs and PSUs granted pursuant to the Equity Incentive Plan of $6.5 million and $6.1 million, respectively. As of March 31, 2025, the Company had $8.3 million of total unrecognized compensation cost related to unvested share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 2.3 years.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements (unaudited)
Note 20. Interest Income and Interest Expense
The following table presents the components of the Company’s interest income and interest expense for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,
	2025	2024
Interest income:
Available-for-sale securities	$100,418	$100,605
Mortgage loans held-for-sale	53	1
Other	10,911	17,177
Total interest income	111,382	117,783
Interest expense:
Repurchase agreements	107,078	118,716
Revolving credit facilities	20,126	30,247
Warehouse facilities	55	—
Term notes payable	—	6,418
Convertible senior notes	4,455	4,619
Total interest expense	131,714	160,000
Net interest expense	$(20,332)	$(42,217)

Note 21. Income Taxes
For the three months ended March 31, 2025 and 2024, the Company qualified to be taxed as a REIT under the Internal Revenue Code for U.S. federal income tax purposes. As long as the Company qualifies as a REIT, the Company generally will not be subject to U.S. federal income taxes on its taxable income to the extent it annually distributes its net taxable income to stockholders, and does not engage in prohibited transactions. The Company intends to distribute 100% of its REIT taxable income and comply with all requirements to continue to qualify as a REIT. The majority of states also recognize the Company’s REIT status. The Company’s TRSs file separate tax returns and are fully taxed as standalone U.S. C corporations. It is assumed that the Company will retain its REIT status and will incur no REIT level taxation as it intends to comply with the REIT regulations and annual distribution requirements.
During the three months ended March 31, 2025, the Company recognized a provision for income taxes of $0.4 million, which was primarily due to net income from MSR servicing and mortgage loan origination activities, partially offset by net losses recognized on MSR and operating expenses incurred in the Company’s TRSs. During the three months ended March 31, 2024, the Company recognized a provision for income taxes of $12.0 million, which was primarily due to net income from MSR servicing activity and net gains recognized on MSR, partially offset by operating expenses incurred in the Company’s TRSs.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements (unaudited)
Note 22. Earnings Per Share
The following table presents a reconciliation of the (loss) earnings and shares used in calculating basic and diluted (loss) earnings per share for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,
(in thousands, except share data)	2025	2024
Basic (Loss) Earnings Per Share:
Net (loss) income	$(79,055)	$203,588
Dividends on preferred stock	(13,186)	(11,784)
Gain on repurchase and retirement of preferred stock	—	644
Dividends and undistributed earnings allocated to participating restricted stock units	(404)	(1,441)
Net (loss) income attributable to common stockholders, basic	$(92,645)	$191,007
Basic weighted average common shares	103,976,437	103,401,940
Basic (loss) earnings per weighted average common share	$(0.89)	$1.85
Diluted (Loss) Earnings Per Share:
Net (loss) income attributable to common stockholders, basic	$(92,645)	$191,007
Reallocation impact of undistributed earnings to participating restricted stock units	—	61
Interest expense attributable to convertible notes	—	4,619
Net (loss) income attributable to common stockholders, diluted	$(92,645)	$195,687
Basic weighted average common shares	103,976,437	103,401,940
Effect of dilutive shares issued in an assumed vesting of performance share units	—	361,286
Effect of dilutive shares issued in an assumed conversion	—	9,210,091
Diluted weighted average common shares	103,976,437	112,973,317
Diluted (loss) earnings per weighted average common share	$(0.89)	$1.73

For the three months ended March 31, 2025, excluded from the calculation of diluted earnings per share was the effect of adding undistributed earnings reallocated to 690,043 weighted average participating RSUs as their inclusion would have been antidilutive under the two-class method. For the three months ended March 31, 2024, participating RSUs were included in the calculations of basic and diluted earnings per share under the two-class method, as it was more dilutive than the alternative treasury stock method.
For the three months ended March 31, 2025, excluded from the calculation of diluted earnings per share was the effect of adding 623,727 weighted average common share equivalents related to the assumed vesting of outstanding PSUs, as their inclusion would have been antidilutive under the two-class method. For the three months ended March 31, 2024, the assumed vesting of outstanding PSUs was included in the calculation of diluted earnings per share under the two-class method, as it was more dilutive than the alternative treasury stock method.
For the three months ended March 31, 2025, excluded from the calculation of diluted earnings per share was the effect of adding back $4.5 million of interest expense and 8,871,339 weighted average common share equivalents related to the assumed conversion of the Company’s convertible senior notes, as their inclusion would have been antidilutive under the two-class method. For the three months ended March 31, 2024, the assumed conversion of the Company’s convertible senior notes (under the if-converted method) was included in the calculation of diluted earnings per share under the two-class method.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements (unaudited)
Note 23. Segment Reporting
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

Note 24. Subsequent Events
Events subsequent to March 31, 2025 were evaluated through the date these consolidated financial statements were issued and no other additional events were identified requiring further disclosure in these consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q as well as our Annual Report on Form 10-K for the year ended December 31, 2024.

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
One of our wholly owned subsidiaries, TH MSR Holdings LLC, holds the requisite approvals from Fannie Mae and Freddie Mac to own and manage MSR, which represent a contractual right to control the servicing of a mortgage loan, the obligation to service the loan in accordance with applicable laws and requirements and the right to collect a fee for the performance of servicing activities, such as collecting principal and interest from a borrower and distributing those payments to the owner of the loan. TH MSR Holdings acquires MSR from third-party originators through flow and bulk purchases, as well as through the recapture of MSR on loans in its MSR portfolio that refinance. Beginning in 2024, TH MSR Holdings also acquires MSR on loans originated by its subsidiary, RoundPoint, through purchases and recapture of MSR. TH MSR Holdings does not directly service mortgage loans; instead, it engages its wholly owned subsidiary, RoundPoint, to handle substantially all servicing functions for the mortgage loans underlying our MSR. Our MSR business leverages our core competencies in prepayment and interest rate risk analytics, and the MSR assets may provide offsetting risks to our Agency RMBS, hedging both interest rate and mortgage spread risk.
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

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains, or incorporates by reference, not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act, and that are subject to the safe harbors created by such sections. Forward-looking statements involve numerous risks and uncertainties. Our actual results may differ from our beliefs, expectations, estimates, and projections and, consequently, you should not rely on these forward-looking statements as predictions of future events. Forward-looking statements are not historical in nature and can be identified by words such as “anticipate,” “estimate,” “will,” “should,” “expect,” “target,” “believe,” “intend,” “seek,” “plan,” “goals,” “future,” “likely,” “may” and similar expressions or their negative forms, or by references to strategy, plans, or intentions. These forward-looking statements are subject to risks and uncertainties, including, among other things, those described in our Annual Report on Form 10-K for the year ended December 31, 2024, under the caption “Risk Factors.” Other risks, uncertainties and factors that could cause actual results to differ materially from those projected are described below and may be described from time to time in reports we file with the Securities and Exchange Commission, or the SEC, including our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise any such forward-looking statements, whether as a result of new information, future events, or otherwise.
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
•our ability to manage various operational and regulatory risks associated with our business, including the risks associated with operating a mortgage loan servicer and originator;
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

Fair Value Measurement
A significant portion of our assets and liabilities are reported at fair value and, therefore, our consolidated balance sheets and statements of comprehensive income are significantly affected by fluctuations in market prices. At March 31, 2025, approximately 84.8% of our total assets, or $11.6 billion, consisted of financial instruments recorded at fair value. See Note 12 - Fair Value to the consolidated financial statements, included in this Quarterly Report on Form 10-Q, for descriptions of valuation methodologies used to measure material assets and liabilities at fair value and details of the valuation models, key inputs to those models and significant assumptions utilized. Although we execute various hedging strategies to mitigate our exposure to changes in fair value, we cannot fully eliminate our exposure to volatility caused by fluctuations in market prices.
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
Considerable judgment is used in forming conclusions and estimating inputs to our Level 3 fair value measurements. Level 3 inputs such as interest rate movements, prepayments speeds, credit losses and discount rates are inherently difficult to estimate. Changes to these inputs can have a significant effect on fair value measurements. Accordingly, there is no assurance that our estimates of fair value are indicative of the amounts that would be realized on the ultimate sale or exchange of these assets. At March 31, 2025, 21.7% of our total assets were classified as Level 3 fair value assets.

Critical Accounting Estimates
The preparation of financial statements in accordance with U.S. GAAP requires us to make certain judgments and assumptions, based on information available at the time of our preparation of the financial statements, in determining accounting estimates used in preparation of the statements. Accounting estimates are considered critical if the estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made and if different estimates reasonably could have been used in the reporting period or changes in the accounting estimate are reasonably likely to occur from period to period that would have a material impact on our financial condition, results of operations or cash flows. Our significant accounting policies are described in Note 2 to the consolidated financial statements, included under Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2024. Our most critical accounting policies involve our fair valuation of AFS securities, MSR and derivative instruments.
The methods used by us to estimate fair value for AFS securities, MSR and derivative instruments may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair value. Furthermore, while we believe that our valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. We use prices obtained from third-party pricing vendors or broker quotes deemed indicative of market activity and current as of the measurement date, which in periods of market dislocation, may have reduced transparency. For more information on our fair value measurements, see Note 12 - Fair Value to the consolidated financial statements, included under Item 1 of this Quarterly Report on Form 10-Q. Additionally, the key economic assumptions and sensitivity of the fair value of MSR to immediate adverse changes in these assumptions are presented in Note 6 - Servicing Activities to the consolidated financial statements, included under Item 1 of this Quarterly Report on Form 10-Q.

Market Conditions and Outlook
Interest rates across the U.S. Treasury yield curve ended the first quarter of 2025 modestly lower compared to 2024 year-end, with 2-year and 10-year notes both decreasing by 36 basis points to finish at 3.88% and 4.21%, respectively. Data on inflation and employment during the quarter was largely overshadowed by growing economic uncertainty driven by U.S. policy developments on tariffs, government employment and spending, and international security agreements. The markets priced in a negative growth outlook as a result of the U.S. Administration’s aggressive stance on tariffs, with stickier or even higher near-term inflation expectations. Confidence deteriorated sharply across consumers, businesses, and financial markets, as reflected by the significant declines in survey-based data metrics.
The Fed held rates unchanged at their January and March meetings, but revised lower real GDP growth expectations for 2025 from 2.1% to 1.7%, while the core personal consumption expenditures index was revised up from 2.5% to 2.8%, changes which Chairman Powell attributed to the changes in trade policies proposed by the U.S. Administration. As of March 31, 2025, the market’s expectations for cuts for the remainder of 2025 moved from 50 to 75 basis points.
The performance of Agency RMBS securities was net positive for the quarter. Agency RMBS outperformed interest rate hedges in January and February but underperformed in March as equities and other spread products weakened. The performance across the coupon stack was uneven, with higher coupons, both in TBA and specified pools, outperforming longer duration lower coupons. During the quarter, the nominal spread for current coupon RMBS tightened by 3 basis points to +114 basis points to the Treasury curve, while option-adjusted spreads came in only 2 basis points tighter to finish at +22 basis points. An implied volatility gauge, 2-year options on 10-year swap rates, fell modestly to 98 basis points of annual expected volatility. Nominal spreads and implied volatility remained above long-term averages, whereas option-adjusted spreads are closer to fair. All three metrics finished the first quarter of 2025 close to their 6- and 12-month averages.
Primary mortgage rates hovered around 7% for most of the quarter but moved lower into mid-to-high 6% in March. With winter seasonal factors at play, prepayment activity was muted on both the refinance and housing turnover fronts. Overall, constant prepayment rates, or CPRs, for 30-year Agency RMBS decreased by 1.4 percentage points quarter-over-quarter to 5.6%. The housing market remained quiet with home sales running about flat on a year-over-year basis. Inventory has begun to climb off of very low levels though many buyers remain priced out. The implementation of tariffs will make new construction even costlier, which is expected to further depress home sales.
The MSR market remains very well supported with the number of bulk acquisition opportunities limited. Our MSR portfolio experienced an aggregate speed of 4.2% CPR for the first quarter of 2025, down 0.7 percentage points compared to the fourth quarter of 2024 and slower than model expectations. Many borrowers are content with their low rates and remain locked in to their current mortgages. Seasonal factors in the housing market turn positive as we enter the spring and summer months, which is expected to lead to a modest uptick in prepayment speeds. However, prepayment rates on our low mortgage rate MSR are expected to remain very slow on a historical basis, which will remain a tailwind for the strategy.
RMBS funding markets remained stable and available during throughout the quarter, with repurchase spreads normalizing into a tighter historical context at SOFR plus around 20 basis points.

Looking ahead, we expect the markets will continue to be choppy while the U.S. government implements its trade and economic policies. Being mindful of this backdrop, we plan to keep our portfolio leverage and risk at muted levels until there is more clarity on the economic path forward. Despite the high levels of realized volatility so far in 2025, we continue to anticipate attractive levered returns on our portfolio. With MSR at the core of our investment strategy, we believe that we have designed a portfolio that can deliver attractive risk-adjusted returns for our shareholders across a variety of market environments.
The following table provides the carrying value of our investment portfolio by asset type:

(dollars in thousands)	March 31, 2025		December 31, 2024
Agency RMBS	$8,627,708	74.4%	$7,376,965	71.1%
Mortgage servicing rights	2,959,773	25.6%	2,994,271	28.9%
Other	3,613	—%	3,734	—%
Total	$11,591,094		$10,374,970

Prepayment speeds and volatility due to interest rates
Our portfolio is subject to market risks, primarily interest rate risk and prepayment risk. We pair our MSR and interest-only Agency RMBS portfolio with a portion of our Agency pool portfolio to offset risk. During periods of decreasing interest rates with rising prepayment speeds, the market value of our Agency pools generally increases and the market value of our interest-only securities and MSR generally decreases. The inverse relationship occurs when interest rates rise and prepayments fall. Prepayment rates for the MSR portfolio declined to 4.2% over the three months ended March 31, 2025, which is consistent with the universe of mortgage loans with similar coupon rates, primarily due to seasonal factors. In addition to changes in interest rates, changes in home price performance, key employment metrics and government programs, among other macroeconomic factors, can affect prepayment speeds. We believe our active portfolio management approach, including our asset selection process, positions us to respond to a variety of market scenarios. Although we are unable to predict future interest rate movements, our strategy of pairing MSR with Agency RMBS, with a focus on managing various associated risks, including interest rate, prepayment, credit, mortgage spread and financing risk, is intended to generate stable performance, relative to RMBS portfolios without MSR, with a low level of sensitivity to changes in the yield curve, prepayments and interest rate cycles.
The following table provides the three-month average CPR experienced by our Agency RMBS and MSR during the three months ended March 31, 2025, and the four immediately preceding quarters:

	Three Months Ended
	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024
Agency RMBS	7.0%	7.5%	7.2%	7.3%	4.8%
Mortgage servicing rights	4.2%	4.9%	5.3%	5.3%	3.9%

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

The following tables provide the carrying value of our Agency RMBS portfolio by underlying mortgage loan rate type:

	March 31, 2025
(dollars in thousands)	Principal/ Current Face	Carrying Value	Weighted Average CPR (1)	% Prepayment Protected	Gross Weighted Average Coupon Rate	Amortized Cost	Allowance for Credit Losses	Weighted Average Loan Age (months)
Agency RMBS AFS:
30-Year Fixed:
3.0%	$—	$—	—%	—%	—%	$—	$—	—
3.5%	47,997	43,797	6.0%	100.0%	4.0%	43,662	—	72
4.0%	454,470	426,916	11.1%	100.0%	4.6%	458,579	—	64
4.5%	1,757,364	1,694,306	7.4%	100.0%	5.2%	1,776,395	—	45
5.0%	1,695,420	1,675,584	8.7%	100.0%	5.8%	1,725,423	—	35
5.5%	1,373,192	1,381,104	7.2%	99.8%	6.4%	1,383,542	—	27
6.0%	1,754,949	1,791,251	12.5%	93.7%	6.9%	1,788,606	—	9
≥ 6.5%	836,869	868,682	15.2%	89.3%	7.4%	863,645	—	8
	7,920,261	7,881,640	9.9%	97.4%	6.1%	8,039,852	—	29
Other P&I	712,159	699,559	6.2%	—%	5.7%	703,576	—	14
Interest-only	424,848	22,058	10.9%	—%	5.3%	26,419	(2,273)	176
Agency Derivatives	382,379	24,451	10.6%	—%	7.1%	28,484	—	99
Total Agency RMBS	$9,439,647	$8,627,708		88.9%		$8,798,331	$(2,273)

	December 31, 2024
(dollars in thousands)	Principal/ Current Face	Carrying Value	Weighted Average CPR (1)	% Prepayment Protected	Gross Weighted Average Coupon Rate	Amortized Cost	Allowance for Credit Losses	Weighted Average Loan Age (months)
Agency RMBS AFS:
30-Year Fixed:
3.0%	$220,041	$188,239	4.9%	85.7%	3.7%	$195,717	$—	38
3.5%	109,474	97,261	3.1%	84.3%	4.1%	97,831	—	51
4.0%	585,683	537,910	9.4%	100.0%	4.6%	577,462	—	55
4.5%	2,076,840	1,972,162	7.5%	100.0%	5.1%	2,123,706	—	52
5.0%	1,759,213	1,713,538	6.9%	100.0%	5.8%	1,791,565	—	33
5.5%	1,411,225	1,401,684	6.7%	99.8%	6.4%	1,422,048	—	25
6.0%	499,542	505,297	13.0%	91.5%	6.9%	509,491	—	25
≥ 6.5%	377,197	388,924	9.7%	100.0%	7.5%	389,382	—	12
	7,039,215	6,805,015	7.7%	98.7%	5.7%	7,107,202	—	37
Other P&I	561,159	540,946	0.1%	—%	5.4%	557,799	—	15
Interest-only	462,886	22,016	10.1%	—%	5.4%	27,747	(2,386)	172
Agency Derivatives	135,310	8,988	9.9%	—%	6.6%	14,731	—	235
Total Agency RMBS	$8,198,570	$7,376,965		91.1%		$7,707,479	$(2,386)
____________________
(1)Weighted average actual one-month CPR released at the beginning of the following month based on RMBS held as of the preceding month-end.

Our MSR portfolio offers attractive spreads and has many risk reducing characteristics when paired with our Agency RMBS portfolio. The following table summarizes activity related to the UPB of loans underlying our MSR portfolio for the three months ended March 31, 2025, and the four immediately preceding quarters:

	Three Months Ended
(in thousands)	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024
UPB at beginning of period	$200,317,009	$202,052,184	$209,389,409	$213,596,880	$215,647,172
Purchases of mortgage servicing rights	154,724	2,439,058	3,287,735	327,750	3,116,814
Origination and recapture of mortgage servicing rights	20,225	43,132	17,359	—	—
Sales of mortgage servicing rights	—	2,828	(6,247,585)	—	(1,430,294)
Scheduled payments	(1,623,566)	(1,647,137)	(1,640,591)	(1,639,278)	(1,645,501)
Prepaid	(2,110,028)	(2,545,452)	(2,779,533)	(2,872,850)	(2,110,763)
Other changes	14,981	(27,604)	25,390	(23,093)	19,452
UPB at end of period	$196,773,345	$200,317,009	$202,052,184	$209,389,409	$213,596,880

Counterparty exposure and leverage ratio
We monitor counterparty exposure amongst our broker, banking and lending counterparties on a daily basis. We believe our broker and banking counterparties are well-capitalized organizations, and we attempt to manage our cash balances across these organizations to reduce our exposure to any single counterparty.
As of March 31, 2025, we had entered into repurchase agreements with 33 counterparties, 19 of which had outstanding balances. In addition, we held short- and long-term borrowings under revolving credit facilities, warehouse facilities and unsecured convertible senior notes. As of March 31, 2025, the debt-to-equity ratio funding our Agency and non-Agency investment securities, MSR and related servicing advances and mortgage loans held-for-sale, which includes unsecured borrowings under convertible senior notes, was 5.1:1.0.
As of March 31, 2025, we held $573.9 million in cash and cash equivalents, approximately $5.4 million of unpledged Agency RMBS and $3.3 million of unpledged non-Agency securities. As a result, we had an overall estimated unused borrowing capacity on our unpledged securities of approximately $6.5 million. As of March 31, 2025, we held approximately $2.6 million of unpledged MSR and $1.8 million of unpledged servicing advances. Overall, on March 31, 2025, we had $170.1 million unused committed and $780.0 million unused uncommitted borrowing capacity on MSR financing facilities, and $46.7 million in unused committed borrowing capacity on servicing advance financing facilities. As of March 31, 2025, we held approximately $0.3 million of unpledged mortgage loans and had $19.1 million unused committed borrowing capacity on our warehouse facilities. Generally, unused borrowing capacity may be the result of our election not to utilize certain financing, as well as delays in the timing in which funding is provided, insufficient collateral or the inability to meet lenders’ eligibility requirements for specific types of asset classes.
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

Summary of Results of Operations and Financial Condition
Our book value per common share for U.S. GAAP purposes was $14.66 at March 31, 2025, an increase from $14.47 per common share at December 31, 2024. The rise in book value for the three months ended March 31, 2025 was primarily driven by unrealized gains recognized on AFS securities and net servicing income earned, partially offset by dividends declared. Our comprehensive income attributable to common stockholders was $64.9 million for the three months ended March 31, 2025, as compared to $89.4 million for the three months ended March 31, 2024.

The following table presents the components of our comprehensive income for the three months ended March 31, 2025 and 2024:

(in thousands, except per share amounts)	Three Months Ended
Income Statement Data:	March 31,
	2025	2024
	(unaudited)
Net interest income (expense):
Interest income	$111,382	$117,783
Interest expense	131,714	160,000
Net interest expense	(20,332)	(42,217)
Net servicing income:
Servicing income	156,859	166,333
Servicing costs	3,197	7,119
Net servicing income	153,662	159,214
Other (loss) income:
Loss on investment securities	(32,729)	(10,975)
(Loss) gain on servicing asset	(36,221)	11,012
(Loss) gain on interest rate swap and swaption agreements	(98,788)	98,510
Gain on other derivative instruments	1,448	47,599
Gain (loss) on mortgage loans held-for-sale	669	(3)
Other income	761	—
Total other (loss) income	(164,860)	146,143
Expenses:
Compensation and benefits	26,589	26,529
Other operating expenses	20,505	21,052
Total expenses	47,094	47,581
(Loss) income before income taxes	(78,624)	215,559
Provision for income taxes	431	11,971
Net (loss) income	(79,055)	203,588
Dividends on preferred stock	(13,186)	(11,784)
Gain on repurchase and retirement of preferred stock	—	644
Net (loss) income attributable to common stockholders	$(92,241)	$192,448
Basic (loss) earnings per weighted average common share	$(0.89)	$1.85
Diluted (loss) earnings per weighted average common share	$(0.89)	$1.73
Dividends declared per common share	$0.45	$0.45
Comprehensive income:
Net (loss) income	$(79,055)	$203,588
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	157,172	(103,078)
Other comprehensive income (loss)	157,172	(103,078)
Comprehensive income	78,117	100,510
Dividends on preferred stock	(13,186)	(11,784)
Gain on repurchase and retirement of preferred stock	—	644
Comprehensive income attributable to common stockholders	$64,931	$89,370

Results of Operations
Interest Income
Interest income decreased from $117.8 million for the three months ended March 31, 2024, to $111.4 million for the same period in 2025 due to a decrease in Agency RMBS portfolio size and lower average cash balances held throughout the period.
Interest Expense
Interest expense decreased from $160.0 million for the three months ended March 31, 2024 to $131.7 million for the same period in 2025 due to a decrease in interest rates throughout the first quarter of 2025, as well as lower borrowing balances on both AFS securities and MSR.
Net Interest Income
The following table presents the components of interest income and average net asset yield earned by asset type, the components of interest expense and average cost of funds on borrowings incurred by collateral type, and net interest income and average net interest spread for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
(dollars in thousands)	Average Balance (1)	Interest Income/Expense	Net Yield/Cost of Funds	Average Balance (1)	Interest Income/Expense	Net Yield/Cost of Funds
Interest-earning assets:
Available-for-sale securities	$8,321,221	$100,418	4.8%	$8,569,566	$100,605	4.7%
Mortgage loans held-for-sale	3,371	53	6.3%	305	1	1.3%
Reverse repurchase agreements	341,989	3,707	4.3%	345,997	4,659	5.4%
Other		7,204			12,518
Total interest income/net asset yield	$8,666,581	$111,382	5.1%	$8,915,868	$117,783	5.3%
Interest-bearing liabilities:
Borrowings collateralized by:
Available-for-sale securities	$7,883,759	$91,134	4.6%	$7,986,939	$112,353	5.6%
Agency Derivatives (2)	5,055	62	4.9%	8,393	130	6.2%
Mortgage servicing rights and advances (3)	1,843,294	36,008	7.8%	1,889,112	42,892	9.1%
Mortgage loans held-for-sale	3,144	55	7.0%	—	—	—%
Unsecured borrowings:
Convertible senior notes	260,474	4,455	6.8%	268,831	4,619	6.9%
Other		—			6
Total interest expense/cost of funds	$9,995,726	$131,714	5.3%	$10,153,275	$160,000	6.3%
Net interest expense/spread		$(20,332)	(0.2)%		$(42,217)	(1.0)%
____________________
(1)Average asset balance represents average amortized cost on AFS securities and average unpaid principal balance on mortgage loans held-for-sale and reverse repurchase agreements.
(2)Yields on Agency Derivatives not shown as interest income is included in gain on other derivative instruments in the consolidated statements of comprehensive income (loss).
(3)Yields on mortgage servicing rights and advances not shown as these assets do not earn interest.

The increase in yields on AFS securities for the three months ended March 31, 2025, as compared to the same period in December 31, 2024 was driven by net purchases of higher coupon AFS securities with lower unamortized premiums. The decrease in cost of funds associated with the financing of AFS securities for the three months ended March 31, 2025, as compared to the same period in 2024, was due to declining interest rates.
The decrease in yields on reverse repurchase agreements for the three months ended March 31, 2025, as compared to the same period in 2024, was due to declining interest rates.
The decrease in cost of funds associated with the financing of MSR assets and related servicing advance obligations for the three months ended March 31, 2025, as compared to the same period in 2024, was primarily due to declining interest rates, as well as a greater portion of our MSR financing from repurchase agreements versus revolving credit facilities. Our repurchase agreements, on average, carry lower floating rate spreads than our revolving credit facilities. We have one revolving credit facility in place to finance our servicing advance obligations, which are included in other assets on our consolidated balance sheets.

Late in the second quarter of 2024, RoundPoint began operating its in-house, direct-to-consumer originations platform. Prior to the launch of originations, our mortgage loans held-for-sale consisted of a small number of loans purchased from the collateral underlying our MSR, which were not pledged for any form of financing.
The cost of funds associated with our convertible senior notes for the three months ended March 31, 2025, as compared to the same period in 2024, was consistent.
The following table presents the components of the yield earned on our AFS securities portfolio as a percentage of our average amortized cost of securities for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,
	2025	2024
Gross yield/stated coupon	5.0%	4.9%
Net (premium amortization) discount accretion	(0.2)%	(0.2)%
Net yield	4.8%	4.7%

Net Servicing Income
The following table presents the components of net servicing income for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,
(in thousands)	2025	2024
Servicing fee income	$126,171	$134,320
Ancillary and other fee income	5,094	3,857
Float income	25,594	28,156
Total servicing income	156,859	166,333
Total servicing costs	3,197	7,119
Net servicing income	$153,662	$159,214

The decrease in total servicing income for the three months ended March 31, 2025, as compared to the same period in 2024, was primarily due to lower servicing fee income on a smaller MSR portfolio as a result of run-off and sales as well as lower float income due to declining interest rates, partially offset by higher ancillary and other fee income from subservicing.
As previously discussed, RoundPoint handles substantially all servicing functions for the mortgage loans underlying our MSR. For the remaining portion of our serviced mortgage assets, we contract with appropriately licensed third-party subservicers to handle the servicing functions in the name of the subservicer. All third-party subservicing costs and other servicing expenses directly related to our MSR portfolio are included within the servicing costs line item on our consolidated statements of comprehensive income (loss). All servicing-related general and administrative expenses incurred by RoundPoint are included within the compensation and benefits and other operating expenses line items on our consolidated statements of comprehensive income (loss). The decrease in servicing costs during the three months ended March 31, 2025, as compared to the same period in 2024, was the result of lower third-party subservicing fees incurred.
Loss On Investment Securities
The following table presents the components of loss on investment securities for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,
(in thousands)	2025	2024
Proceeds from sales	$1,329,584	$333,082
Amortized cost of securities sold	(1,363,060)	(343,245)
Total realized losses on sales	(33,476)	(10,163)
Provision for credit losses	(94)	(80)
Other	841	(732)
Loss on investment securities	$(32,729)	$(10,975)

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
(Loss) Gain On Servicing Asset
The following table presents the components of (loss) gain on servicing asset for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,
(in thousands)	2025	2024
Changes in fair value due to changes in valuation inputs or assumptions used in the valuation model	$16,016	$59,780
Changes in fair value due to realization of cash flows (runoff)	(52,237)	(48,768)
(Loss) gain on servicing asset	$(36,221)	$11,012

The decrease in gain on servicing asset for the three months ended March 31, 2025, as compared to the same period in March 31, 2024, was driven by lower favorable change in valuation inputs and assumptions used in the fair valuation of MSR, primarily due to a lower average portfolio balance, and slightly higher portfolio run-off as a result of declining interest rates.
(Loss) Gain On Interest Rate Swap And Swaption Agreements
The following table summarizes the net interest spread and gains and losses associated with our interest rate swap and swaption positions recognized during the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,
(in thousands)	2025	2024
Net interest spread	$5,975	$14,295
Early termination, agreement maturation and option expiration gains	26,586	13,890
Change in unrealized (loss) gain on interest rate swap and swaption agreements	(131,349)	70,325
(Loss) gain on interest rate swap and swaption agreements	$(98,788)	$98,510

Net interest spread recognized for the accrual and/or settlement of the net interest expense associated with our interest rate swaps results from receiving either a floating interest rate (OIS or SOFR) or a fixed interest rate and paying either a fixed interest rate or a floating interest rate (OIS or SOFR) on positions held to economically hedge/mitigate portfolio interest rate exposure (or duration) risk. We may elect to terminate certain swaps and swaptions to align with our investment portfolio, agreements may mature or options may expire resulting in full settlement of our net interest spread asset/liability and the recognition of realized gains and losses, including early termination penalties. The change in fair value of interest rate swaps and swaptions during the three months ended March 31, 2025 and 2024 was a result of changes to floating interest rates (OIS or SOFR), the swap curve and corresponding counterparty borrowing rates. Swaps and swaptions are used for purposes of hedging our interest rate exposure, and therefore, their unrealized valuation gains and losses (excluding the reversal of unrealized gains and losses to realized gains and losses upon termination, maturation or option expiration) generally offset a portion of the unrealized losses and gains recognized on our Agency RMBS AFS portfolio, which are recorded either directly to stockholders’ equity through other comprehensive income (loss) or to loss on investment securities, in the case of certain AFS securities for which we have elected the fair value option.

Gain On Other Derivative Instruments
The following table provides a summary of the total net gains (losses) recognized on other derivative instruments we hold for purposes of both hedging and non-hedging activities, principally TBAs, futures, options on futures, and inverse interest-only securities during the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,
(in thousands)	2025	2024
TBAs	$29,478	$(59,180)
Futures	(29,763)	108,936
Options on futures	(19)	(127)
Inverse interest-only securities	1,752	(2,030)
Gain on other derivative instruments	$1,448	$47,599

For further details regarding our use of derivative instruments and related activity, refer to Note 9 - Derivative Instruments and Hedging Activities to the consolidated financial statements, included in this Quarterly Report on Form 10-Q.
Gain (Loss) On Mortgage Loans Held-For-Sale
The following table provides a summary of the total net realized and unrealized gains (losses) recognized on mortgage loans held-for-sale and the related derivative instruments used to manage exposure to market risks primarily associated with fluctuations in interest rate risks related to our origination pipeline during the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,
(in thousands)	2025	2024
Mortgage loans held-for-sale	$525	$(3)
Interest rate lock commitments	312	—
Forward mortgage loan sale commitments	(168)	—
Gain (loss) on mortgage loans held-for-sale	$669	$(3)

Late in the second quarter of 2024, RoundPoint began operating its in-house, direct-to-consumer originations platform. Prior to the launch of originations, our mortgage loans held-for-sale consisted of a small number of loans purchased from the collateral underlying our MSR.

Expenses
The following table presents the components of expenses for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,
(dollars in thousands)	2025	2024
Compensation and benefits:
Non-cash equity compensation expenses	$6,523	$6,083
All other compensation and benefits	20,066	20,446
Total compensation and benefits	$26,589	$26,529
Other operating expenses:
Certain operating expenses (1)	$106	$1,198
All other operating expenses	20,399	19,854
Total other operating expenses	$20,505	$21,052
Annualized operating expense ratio	8.7%	8.5%
Annualized operating expense ratio, excluding non-cash equity compensation and certain operating expenses (1)	7.5%	7.2%
____________________
(1)Certain operating expenses predominantly consists of expenses incurred in connection with the Company’s ongoing litigation with PRCM Advisers, as discussed within Note 17 to the consolidated financial statements, included under Item 1 of this Quarterly Report on Form 10-Q.

The decrease in total operating expenses during the three months ended March 31, 2025, as compared to the same period in 2024, was driven by lower expenses incurred in connection with the Company’s ongoing litigation with PRCM Advisers, partially offset by slightly higher operating expenses.
Income Taxes
During the three months ended March 31, 2025, we recognized a provision for income taxes of $0.4 million, which was primarily due to net income from MSR servicing and mortgage loan origination activities, partially offset by net losses recognized on MSR and operating expenses incurred in our TRSs. During the three months ended March 31, 2024, we recognized a provision from income taxes of $12.0 million, which was primarily due to net income from MSR servicing activity and net gains recognized on MSR, partially offset by operating expenses incurred on our TRSs.
Other Comprehensive Income (Loss)
The following table provides a summary of the components of other comprehensive income (loss) during the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,
(in thousands)	2025	2024
Unrealized gains (losses) on available-for-sale securities	$110,220	$(109,658)
Realized losses on sales of available-for-sale securities reclassified to loss on investment securities	46,952	6,580
Other comprehensive income (loss)	$157,172	$(103,078)

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

Financial Condition
The following table presents significant components of our balance sheet as of March 31, 2025 and December 31, 2024:

(in thousands)	March 31, 2025	December 31, 2024
Balance Sheet Data:
Available-for-sale securities	$8,606,870	$7,371,711
Mortgage servicing rights	$2,959,773	$2,994,271
Total assets	$13,683,313	$12,204,319
Repurchase agreements	$9,740,830	$7,805,057
Revolving credit facilities	$933,171	$1,020,171
Convertible senior notes	$260,591	$260,229
Total stockholders’ equity	$2,146,789	$2,122,509

Available-for-Sale Securities, at Fair Value
The majority of our AFS investment securities portfolio is comprised of fixed rate Agency mortgage-backed securities backed by single-family and multi-family mortgage loans. We also hold $3.6 million in tranches of mortgage-backed and asset-backed P&I and interest-only non-Agency securities. All of our P&I Agency RMBS AFS are Fannie Mae or Freddie Mac mortgage pass-through certificates or collateralized mortgage obligations, or Ginnie Mae mortgage pass-through certificates, which are backed by the guarantee of the U.S. government. The majority of our Agency RMBS portfolio is comprised of whole pool certificates.
The table below summarizes certain characteristics of our Agency RMBS AFS at March 31, 2025:

	March 31, 2025
(dollars in thousands, except purchase price)	Principal/ Current Face	Net (Discount) Premium	Amortized Cost	Allowance for Credit Losses	Unrealized Gain	Unrealized Loss	Carrying Value	Weighted Average Coupon Rate	Weighted Average Purchase Price
P&I securities	$8,632,420	$111,008	$8,743,428	$—	$18,926	$(181,155)	$8,581,199	5.25%	$101.50
Interest-only securities	424,848	26,419	26,419	(2,273)	505	(2,593)	22,058	2.03%	$26.13
Total	$9,057,268	$137,427	$8,769,847	$(2,273)	$19,431	$(183,748)	$8,603,257

Mortgage Servicing Rights, at Fair Value
One of our wholly owned subsidiaries, TH MSR Holdings, has approvals from Fannie Mae and Freddie Mac to own and manage MSR, which represent the right to control the servicing of residential mortgage loans. TH MSR Holdings acquires MSR from third-party originators through flow and bulk purchases, as well as through the recapture of MSR on loans in its MSR portfolio that refinance. Beginning in 2024, TH MSR Holdings also acquires MSR on loans originated by its subsidiary, RoundPoint, through purchases and recapture of MSR. As of both March 31, 2025 and December 31, 2024, our MSR had a fair market value of $3.0 billion.

As of March 31, 2025, our MSR portfolio included MSR on 794,466 loans with an unpaid principal balance of approximately $196.8 billion. The following table summarizes certain characteristics of the loans underlying our MSR by gross weighted average coupon rate types and ranges at March 31, 2025:

	March 31, 2025
(dollars in thousands)	Number of Loans	Unpaid Principal Balance	Weighted Average Gross Coupon Rate	Weighted Average Current Loan Size	Weighted Average Loan Age (months)	Weighted Average Original FICO	Weighted Average Original LTV	60+ Day Delinquencies	3-Month CPR	Net Servicing Fee (bps)
30-Year Fixed:
≤ 3.25%	288,800	$88,127,009	2.8%	$361	50	768	70.9%	0.4%	3.1%	25.1
> 3.25 - 3.75%	138,217	34,682,304	3.4%	320	62	753	74.1%	0.9%	4.2%	25.2
> 3.75 - 4.25%	99,013	19,917,405	3.9%	266	84	751	75.8%	1.1%	4.6%	25.5
> 4.25 - 4.75%	55,278	9,901,753	4.4%	258	83	739	77.3%	1.8%	5.2%	25.3
> 4.75 - 5.25%	38,879	9,042,961	5.0%	351	52	747	78.9%	1.7%	5.1%	25.2
> 5.25%	53,347	16,419,835	6.0%	407	29	750	80.2%	2.1%	7.0%	26.8
	673,534	178,091,267	3.6%	340	56	759	73.7%	0.9%	4.1%	25.3
15-Year Fixed:
≤ 2.25%	21,843	5,119,820	2.0%	278	47	777	59.1%	0.2%	3.3%	25.0
> 2.25 - 2.75%	36,465	6,848,554	2.4%	234	50	772	58.9%	0.3%	4.3%	25.0
> 2.75 - 3.25%	30,709	3,615,293	2.9%	173	74	765	61.4%	0.3%	6.2%	25.3
> 3.25 - 3.75%	16,883	1,438,192	3.4%	135	87	755	64.0%	0.4%	8.4%	25.4
> 3.75 - 4.25%	7,890	586,326	3.9%	129	82	741	65.3%	0.7%	8.3%	25.3
> 4.25%	5,678	658,632	4.9%	224	44	741	65.7%	1.6%	10.5%	27.0
	119,468	18,266,817	2.6%	222	58	769	60.3%	0.3%	5.1%	25.2
Total ARMs	1,464	415,261	4.4%	373	57	762	71.9%	0.9%	10.1%	25.4
Total	794,466	$196,773,345	3.5%	$330	56	760	72.4%	0.8%	4.2%	25.3

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

At March 31, 2025, borrowings under repurchase agreements, revolving credit facilities, warehouse facilities and convertible senior notes had the following characteristics:

(dollars in thousands)	March 31, 2025
Borrowing Type	Amount Outstanding	Weighted Average Borrowing Rate	Weighted Average Years to Maturity
Repurchase agreements	$9,740,830	4.73%	0.3
Revolving credit facilities	933,171	7.45%	1.3
Warehouse facilities	7,971	6.36%	0.2
Convertible senior notes (1)	260,591	6.25%	0.8
Total	$10,942,563	4.99%	0.4

(dollars in thousands)	March 31, 2025
Collateral Type	Amount Outstanding	Weighted Average Borrowing Rate	Weighted Average Haircut on Collateral Value
Agency RMBS	$8,954,154	4.50%	3.6%
Non-Agency securities	195	5.01%	44.2%
Agency Derivatives	16,481	4.79%	15.6%
Mortgage servicing rights	1,599,871	7.45%	30.4%
Mortgage servicing advances	103,300	6.99%	13.1%
Mortgage loans held-for-sale	7,971	6.36%	—%
Other (1)	260,591	6.25%	N/A
Total	$10,942,563	4.99%	7.5%
____________________
(1)Includes unsecured convertible senior notes due January 2026 paying interest semiannually at a rate of 6.25% per annum on the aggregate principal amount, which was $261.9 million on March 31, 2025.

As of March 31, 2025, the debt-to-equity ratio funding our Agency and non-Agency investment securities, MSR and related servicing advances and mortgage loans held-for-sale, which includes unsecured borrowings under convertible senior notes, was 5.1:1.0. Our Agency RMBS, given their liquidity and high credit quality, are eligible for higher levels of leverage, while MSR, with less liquidity and/or more exposure to prepayment risk, utilize lower levels of leverage. Generally, our debt-to-equity ratio is directly correlated to the composition of our portfolio; typically, the higher the percentage of Agency RMBS we hold, the higher our debt-to-equity ratio will be. However, in addition to portfolio mix, our debt-to-equity ratio is a function of many other factors, including the liquidity of our portfolio, the availability and price of our financing, the diversification of our counterparties and their available capacity to finance our assets, and anticipated regulatory developments. We may alter the percentage allocation of our portfolio among our target assets depending on the relative value of the assets that are available to purchase from time to time, including at times when we are deploying proceeds from offerings we conduct. We believe the current degree of leverage within our portfolio helps ensure that we have access to unused borrowing capacity, thus supporting our liquidity and the strength of our balance sheet.

The following table provides a summary of our borrowings under repurchase agreements (excluding those collateralized by U.S. Treasuries), revolving credit facilities, warehouse facilities, term notes payable and convertible senior notes and our debt-to-equity ratios for the three months ended March 31, 2025, and the four immediately preceding quarters:

(dollars in thousands)
For the Three Months Ended	Quarterly Average	End of Period Balance	Maximum Balance of Any Month-End	End of Period Total Borrowings to Equity Ratio	End of Period Net Long (Short) TBA Cost Basis	End of Period Net Payable (Receivable) for Unsettled RMBS	End of Period Economic Debt-to-Equity Ratio (1)
March 31, 2025	$9,995,726	$10,942,563	$10,942,563	5.1:1.0	$3,001,672	$(643,896)	6.2:1.0
December 31, 2024	$9,566,487	$9,087,489	$10,293,529	4.3:1.0	$4,493,055	$269,370	6.5:1.0
September 30, 2024	$10,028,325	$10,025,403	$10,061,801	4.6:1.0	$5,060,417	$85,366	7.0:1.0
June 30, 2024	$9,893,287	$9,973,593	$9,973,593	4.5:1.0	$4,950,762	$—	6.8:1.0
March 31, 2024	$10,153,275	$10,283,782	$10,352,896	4.6:1.0	$3,421,932	$(213,264)	6.0:1.0
____________________
(1)Defined as total borrowings under repurchase agreements (excluding those collateralized by U.S. Treasuries), revolving credit facilities, warehouse facilities, term notes payable and convertible senior notes, plus implied debt on net TBA cost basis and net payable (receivable) for unsettled RMBS, divided by total equity.

Equity
The following table provides details of our changes in stockholders’ equity from December 31, 2024 to March 31, 2025:

(in millions, except per share amounts)	Book Value	Common Shares Outstanding	Common Book Value Per Share
Common stockholders’ equity at December 31, 2024	$1,500.7	103.7	$14.47
Net loss	(79.1)
Other comprehensive income	157.2
Comprehensive income	78.1
Dividends on preferred stock	(13.2)
Comprehensive income attributable to common stockholders	64.9
Dividends on common stock	(47.2)
Other	6.5	0.3
Balance before capital transactions	1,524.9	104.0
Issuance of common stock, net of offering costs	0.1	—
Common stockholders’ equity at March 31, 2025	$1,525.0	104.0	$14.66
Total preferred stock liquidation preference	621.8
Total stockholders’ equity at March 31, 2025	$2,146.8

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

As of March 31, 2025, we held $573.9 million in cash and cash equivalents available to support our operations; $11.6 billion of AFS securities, MSR, mortgage loans held-for-sale and derivative assets held at fair value; and $10.9 billion of outstanding debt in the form of repurchase agreements, borrowings under revolving credit facilities and warehouse facilities and convertible senior notes. During the three months ended March 31, 2025, the debt-to-equity ratio funding our Agency and non-Agency investment securities, MSR and related servicing advances and mortgage loans held-for-sale, which includes unsecured borrowings under convertible senior notes, increased from 4.3:1.0 to 5.1:1.0, which was predominantly driven by an increase in financing on Agency RMBS as a result of net purchases, partially offset by a decrease in MSR financing. During the three months ended March 31, 2025, our economic debt-to-equity ratio funding our Agency and non-Agency investment securities, MSR and related servicing advances and mortgage loans held-for-sale, which includes unsecured borrowings under convertible senior notes, implied debt on net TBA cost basis and net payable (receivable) for unsettled RMBS, decreased from 6.5:1.0 to 6.2:1.0.
As of March 31, 2025, we held approximately $5.4 million of unpledged Agency RMBS and $3.3 million of unpledged non-Agency securities. As a result, we had an overall estimated unused borrowing capacity on unpledged securities of approximately $6.5 million. As of March 31, 2025, we held approximately $2.6 million of unpledged MSR and $1.8 million of unpledged servicing advances. Overall, on March 31, 2025, we had $170.1 million unused committed and $780.0 million unused uncommitted borrowing capacity on MSR financing facilities, and $46.7 million in unused committed borrowing capacity on servicing advance financing facilities. As of March 31, 2025, we held approximately $0.3 million of unpledged mortgage loans and had $19.1 million unused committed borrowing capacity on our warehouse facilities. Generally, unused borrowing capacity may be the result of our election not to utilize certain financing, as well as delays in the timing in which funding is provided, insufficient collateral or the inability to meet lenders’ eligibility requirements for specific types of asset classes. On a daily basis, we monitor and forecast our available, or excess, liquidity. Additionally, we frequently perform shock analyses against various market events to monitor the adequacy of our excess liquidity.
During the three months ended March 31, 2025, we did not experience any material issues accessing our funding sources. We expect ongoing sources of financing to be primarily repurchase agreements, revolving credit facilities, warehouse facilities, convertible notes and similar financing arrangements. We plan to finance our assets with a moderate amount of leverage, the level of which may vary based upon the particular characteristics of our portfolio and market conditions.
As of March 31, 2025, we had master repurchase agreements in place with 33 counterparties (lenders), the majority of which are U.S. domiciled financial institutions, and we continue to evaluate additional counterparties to manage and optimize counterparty risk. Under our repurchase agreements, we are required to pledge additional assets as collateral to our lenders when the estimated fair value of the existing pledged collateral under such agreements declines and such lenders, through a margin call, demand additional collateral. Lenders generally make margin calls because of a perceived decline in the value of our assets collateralizing the repurchase agreements. This may occur following the monthly principal reduction of assets due to scheduled amortization and prepayments on the underlying mortgages, or may be caused by changes in market interest rates, a perceived decline in the market value of the investments and other market factors. To cover a margin call, we may pledge additional assets or cash. At maturity, any cash on deposit as collateral is generally applied against the repurchase agreement balance, thereby reducing the amount borrowed. Should the value of our assets suddenly decrease, significant margin calls on our repurchase agreements could result, causing an adverse change in our liquidity position.

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

(in thousands)
March 31, 2025
Expiration Date (1)	Amount Outstanding	Unused Committed Capacity (2)	Unused Uncommitted Capacity	Total Capacity	Eligible Collateral
March 31, 2026	$527,731	$122,269	$250,000	$900,000	Mortgage servicing rights
March 8, 2027	$302,140	$47,860	$150,000	$500,000	Mortgage servicing rights (3)
May 22, 2026	$475,000	$—	$75,000	$550,000	Mortgage servicing rights (4)
October 26, 2026	$170,000	$—	$130,000	$300,000	Mortgage servicing rights (4)
November 21, 2025	$125,000	$—	$175,000	$300,000	Mortgage servicing rights (4)
June 14, 2026	$103,300	$46,700	$—	$150,000	Mortgage servicing advances
August 19, 2025	$7,971	$27,029	$—	$35,000	Mortgage loans held-for-sale
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

We are subject to a variety of financial covenants under our lending agreements. The following represent the most restrictive financial covenants across our lending agreements as of March 31, 2025:
•Total indebtedness to tangible net worth must be less than 8.0:1.0. As of March 31, 2025, our total indebtedness to tangible net worth, as defined, was 5.3:1.0.
•Cash liquidity must be greater than $200.0 million. As of March 31, 2025, our liquidity, as defined, was $573.9 million.
•Net worth must be greater than the higher of $1.5 billion or 50% of the highest net worth during the 24 calendar months prior. As of March 31, 2025, 50% of the highest net worth during the 24 calendar months prior, as defined, was $1.1 billion and our net worth, as defined, was $2.1 billion.
We are also subject to additional financial covenants in connection with various other agreements we enter into in the normal course of our business. We intend to continue to operate in a manner which complies with all of our financial covenants.
The following table summarizes assets at carrying values that were pledged or restricted as collateral for the future payment obligations of repurchase agreements, revolving credit facilities, warehouse facilities and derivative instruments at March 31, 2025 and December 31, 2024:

(in thousands)	March 31, 2025	December 31, 2024
Available-for-sale securities, at fair value	$8,575,773	$7,097,561
Mortgage servicing rights, at fair value	2,957,204	2,989,106
Mortgage loans held-for-sale, at fair value	8,114	2,059
Restricted cash	58,489	218,715
Due from counterparties	691,270	25,231
Derivative assets, at fair value	20,297	5,031
Other assets	112,894	118,686
Total	$12,424,041	$10,456,389

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
The following table provides the maturities of our repurchase agreements, revolving credit facilities, warehouse facilities and convertible senior notes as of March 31, 2025 and December 31, 2024:

(in thousands)	March 31, 2025	December 31, 2024
Within 30 days	$3,858,514	$2,377,824
30 to 59 days	1,108,798	2,316,237
60 to 89 days	905,336	1,307,145
90 to 119 days	915,695	759,177
120 to 364 days	2,576,049	366,706
One to three years	1,578,171	1,960,400
Total	$10,942,563	$9,087,489

For the three months ended March 31, 2025, our restricted and unrestricted cash balance decreased approximately $119.9 million to $697.7 million at March 31, 2025. The cash movements can be summarized by the following:
•Cash flows from operating activities. For the three months ended March 31, 2025, operating activities increased our cash balances by approximately $111.9 million, primarily driven by our financial results for the quarter.
•Cash flows from investing activities. For the three months ended March 31, 2025, investing activities decreased our cash balances by approximately $2.0 billion, primarily driven by net purchases of AFS securities and MSR, an increase in amounts due from counterparties, which was largely the result of unsettled RMBS sales at March 31, 2025 and net payments for derivative instruments, partially offset by principal payments received on AFS securities and net proceeds from reverse repurchase agreements.
•Cash flows from financing activities. For the three months ended March 31, 2025, financing activities increased our cash balance by approximately $1.8 billion, primarily driven by increases in repurchase agreement and warehouse facility financing, partially offset by net paydowns on our revolving credit facilities and the payment of dividends.

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
REIT income arising from “clearly identified” hedging transactions that are entered into to manage the risk of interest rate or price changes with respect to borrowings, including gains from the disposition of such hedging transactions, to the extent the hedging transactions hedge indebtedness incurred, or to be incurred, by the REIT to acquire or carry real estate assets, will not be treated as gross income for purposes of either the 75% or the 95% gross income tests. In general, for a hedging transaction to be “clearly identified,” (i) it must be identified as a hedging transaction before the end of the day on which it is acquired, originated, or entered into, and (ii) the items of risks being hedged must be identified “substantially contemporaneously” with entering into the hedging transaction (generally not more than 35 days after entering into the hedging transaction). We intend to structure any hedging transactions in a manner that does not jeopardize our qualification as a REIT, although this determination depends on an analysis of the facts and circumstances concerning each hedging transaction. We also implement part of our hedging strategy through our TRSs, which are subject to U.S. federal, state and, if applicable, local income tax.
We treat our TBAs as qualifying assets for purposes of the 75% asset test, to the extent set forth in an opinion from Sidley Austin LLP substantially to the effect that, for purposes of the 75% asset test, our ownership of a TBA should be treated as ownership of the underlying Agency RMBS. We also treat income and gains from our TBAs as qualifying income for purposes of the 75% gross income test, to the extent set forth in an opinion from Sidley Austin LLP substantially to the effect that, for purposes of the 75% gross income test, any gain recognized by us in connection with the settlement of our TBAs should be treated as a gain from the sale or disposition of the underlying Agency RMBS.

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
We perform interest rate sensitivity analyses on various measures of our financial results and condition by examining how our assets, financing and hedges will perform in various interest rate “shock” scenarios. Two of these measures are presented below in more detail. The first measure is change in annualized net interest income over the next 12 months, including interest spread from our interest rate swaps and float income from custodial accounts associated with our servicing portfolio. The second measure is change in value of financial position, including the value of our derivative assets and liabilities. All changes in value are measured as the change from the March 31, 2025 financial position. All projected changes in annualized net interest income are measured as the change from the projected annualized net interest income based off current performance returns.
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

The following interest rate sensitivity table displays the potential impact of instantaneous, parallel changes in interest rates of +/- 25 and +/- 50 bps on annualized net interest income and portfolio value, based on our interest sensitive financial instruments at March 31, 2025. The preceding discussion shows that the results for the 25 bps move scenarios are the best representation of our interest rate exposure, followed by those for the 50 bps move scenarios. This hierarchy reflects our localized approach to managing interest rate risk: monitoring rates and rebalancing our hedges on a day-to-day basis, where rate moves only rarely exceed 25 bps in either direction.

	Changes in Interest Rates
(dollars in thousands)	-50 bps	-25 bps	+25 bps	+50 bps
Change in annualized net interest income (1):	$2,206	$1,128	$(1,055)	$(2,226)
% change in net interest income (1)	1.4%	0.7%	(0.7)%	(1.5)%
Change in value of financial position:
Available-for-sale securities	$175,896	$91,152	$(97,528)	$(200,964)
As a % of common equity	11.5%	6.0%	(6.4)%	(13.2)%
Mortgage servicing rights (2)	$(100,346)	$(45,118)	$38,427	$68,671
As a % of common equity (2)	(6.6)%	(3.0)%	2.5%	4.5%
Mortgage loans held-for-sale	$117	$63	$(73)	$(155)
As a % of common equity	—%	—%	—%	—%
Derivatives, net	$(107,024)	$(51,001)	$45,999	$86,977
As a % of common equity	(7.0)%	(3.3)%	3.0%	5.7%
Reverse repurchase agreements	$47	$24	$(24)	$(47)
As a % of common equity	—%	—%	—%	—%
Repurchase agreements	$(8,332)	$(4,166)	$4,166	$8,332
As a % of common equity	(0.5)%	(0.3)%	0.3%	0.5%
Revolving credit facilities	$(210)	$(105)	$105	$209
As a % of common equity	—%	—%	—%	—%
Warehouse facilities	$(2)	$(1)	$1	$2
As a % of common equity	—%	—%	—%	—%
Convertible senior notes	$(1,000)	$(498)	$495	$987
As a % of common equity	(0.1)%	—%	—%	0.1%
Total Net Assets	$(40,854)	$(9,650)	$(8,432)	$(35,988)
As a % of total assets	(0.3)%	(0.1)%	(0.1)%	(0.3)%
As a % of common equity	(2.7)%	(0.6)%	(0.6)%	(2.4)%
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

Certain assumptions have been made in connection with the calculation of the information set forth in the foregoing interest rate sensitivity table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at March 31, 2025. As discussed, the analysis utilizes assumptions and estimates based on our experience and judgment. Furthermore, future purchases and sales of assets could materially change our interest rate risk profile.
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

Item 4. Controls and Procedures
A review and evaluation was performed by our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that review and evaluation, the CEO and CFO have concluded that our current disclosure controls and procedures, as designed and implemented, were effective as of March 31, 2025. Although our CEO and CFO have determined our disclosure controls and procedures were effective at the end of the period covered by this Quarterly Report on Form 10-Q, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the reports we submit under the Exchange Act.
There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
From time to time, we may be involved in various legal and regulatory matters that arise in the ordinary course of business. As previously disclosed, on July 15, 2020, we provided PRCM Advisers with a notice of termination of the Management Agreement for “cause” in accordance with Section 15(a) of the Management Agreement. We terminated the Management Agreement for “cause” on the basis of certain material breaches and certain events of gross negligence on the part of PRCM Advisers in the performance of its duties under the Management Agreement. On July 21, 2020, PRCM Advisers filed a complaint against us in the United States District Court for the Southern District of New York, or the Court. Subsequently, Pine River Domestic Management L.P. and Pine River Capital Management L.P. were added as plaintiffs to the matter. As amended, the complaint, or the Federal Complaint, alleges, among other things, the misappropriation of trade secrets in violation of both the Defend Trade Secrets Act and New York common law, breach of contract, breach of the implied covenant of good faith and fair dealing, unfair competition and business practices, unjust enrichment, conversion, and tortious interference with contract. The Federal Complaint seeks, among other things, an order enjoining us from making any use of or disclosing PRCM Advisers’ trade secret, proprietary, or confidential information; damages in an amount to be determined at a hearing and/or trial; disgorgement of our wrongfully obtained profits; and fees and costs incurred by the plaintiffs in pursuing the action. We have filed our answer to the Federal Complaint and made counterclaims against PRCM Advisers and Pine River Capital Management L.P. On May 5, 2022, the plaintiffs filed a motion for judgment on the pleadings, seeking judgment in their favor on all but one of our counterclaims and on one of our affirmative defenses. We opposed the motion for judgment on the pleadings. On August 10, 2023, the motion for judgment on the pleadings was granted in part and denied in part. The discovery period has ended. On November 8, 2023, the Company and the plaintiffs filed motions for summary judgment, seeking judgment in their favor on the pending claims and counterclaims. Each party opposed the other party’s motion for summary judgment. On March 31, 2025, the magistrate judge issued a report and recommendations (“R&R”) on the parties’ motions for summary judgment. The R&R recommends that the Company’s motion for summary judgment be denied in its entirety, and that PRCM Advisers’, Pine River Domestic’s and Pine River Capital’s motion for summary judgment be denied in part and granted in part. The Company intends to file objections to the R&R. Those objections are due on April 30, 2025. Our board of directors believes the Federal Complaint is without merit and that we fully complied with the terms of the Management Agreement.

Item 1A. Risk Factors
There have been no material changes to the risk factors set forth under the heading “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024. The materialization of any risks and uncertainties identified in our Forward-Looking Statements contained in this Quarterly Report on Form 10-Q, together with those previously disclosed in the Annual Report on Form 10-K or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations, and cash flows. See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements” in this Quarterly Report on Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)None.
(b)None.
(c)Our preferred share repurchase program allows for the repurchase of up to an aggregate of 5,000,000 shares of the Company’s preferred stock, which includes the 8.125% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, 7.625% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock and 7.25% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock. Preferred shares may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to trading plans in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, or by any combination of such methods. The manner, price, number and timing of preferred share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The preferred share repurchase program does not require the purchase of any minimum number of shares, and, subject to SEC rules, purchases may be commenced or suspended at any time without prior notice. The preferred share repurchase program does not have an expiration date. As of March 31, 2025, we had repurchased an aggregate of 4,179,183 preferred shares under the program for a total cost of $77.3 million. We did not repurchase preferred shares during the three months ended March 31, 2025.

Our common share repurchase program allows for the repurchase of up to an aggregate of 9,375,000 shares of the Company’s common stock. Common shares may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act or by any combination of such methods. The manner, price, number and timing of common share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The common share repurchase program does not require the purchase of any minimum number of shares, and, subject to SEC rules, purchases may be commenced or suspended at any time without prior notice. The common share repurchase program does not have an expiration date. As of March 31, 2025, we had repurchased 3,637,028 common shares under the program for a total cost of $208.5 million. We did not repurchase common shares during the three months ended March 31, 2025.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
(a)None.
(b)None.
(c)During the three months ended March 31, 2025, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Exhibit Number	Exhibit Description
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

3.12	Amended and Restated Bylaws of Two Harbors Investment Corp. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 23, 2020).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)
101	Financial statements from the Quarterly Report on Form 10-Q of Two Harbors Investment Corp. for the three months ended March 31, 2025, filed with the SEC on April 29, 2025, formatted in Inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements. (filed herewith)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101). (filed herewith)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TWO HARBORS INVESTMENT CORP.
Dated:	April 29, 2025	By:	/s/ William Greenberg
William Greenberg President and Chief Executive Officer (Principal Executive Officer)
Dated:	April 29, 2025	By:	/s/ William Dellal
William Dellal Vice President and Chief Financial Officer (Principal Financial Officer)
Dated:	April 29, 2025	By:	/s/ Jillian Halm
Jillian Halm Chief Accounting Officer (Principal Accounting Officer)