Form 10-Q
period 2025-06-30
TWO HARBORS INVESTMENT CORP.
filed 2025-07-29
CIK 1465740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: June 30, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-34506
TWO HARBORS INVESTMENT CORP.
(Exact Name of Registrant as Specified in Its Charter)

Maryland	27-0312904
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1601 Utica Avenue South, Suite 900
St. Louis Park,	Minnesota	55416
(Address of Principal Executive Offices)		(Zip Code)
(612) 453-4100
(Registrant’s Telephone Number, Including Area Code)
Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Exchange on Which Registered:
Common Stock, par value $0.01 per share	TWO	New York Stock Exchange
8.125% Series A Cumulative Redeemable Preferred Stock	TWO PRA	New York Stock Exchange
7.625% Series B Cumulative Redeemable Preferred Stock	TWO PRB	New York Stock Exchange
7.25% Series C Cumulative Redeemable Preferred Stock	TWO PRC	New York Stock Exchange
9.375% Senior Notes Due 2030	TWOD	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of July 24, 2025, there were 104,132,453 shares of outstanding common stock, par value $0.01 per share, issued and outstanding.

TWO HARBORS INVESTMENT CORP.

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
TWO HARBORS INVESTMENT CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2025	December 31, 2024
ASSETS	(unaudited)
Available-for-sale securities, at fair value (amortized cost $8,436,743 and $7,697,027, respectively; allowance for credit losses $2,235 and $2,866, respectively)	$8,320,757	$7,371,711
Mortgage servicing rights, at fair value	3,015,643	2,994,271
Mortgage loans held-for-sale, at fair value	9,888	2,334
Cash and cash equivalents	657,816	504,613
Restricted cash	140,481	313,028
Accrued interest receivable	36,768	33,331
Due from counterparties	285,570	386,464
Derivative assets, at fair value	88,651	10,114
Reverse repurchase agreements	228,587	355,975
Other assets	174,977	232,478
Total Assets (1)	$12,959,138	$12,204,319
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Repurchase agreements	$8,782,622	$7,805,057
Revolving credit facilities	1,011,871	1,020,171
Warehouse lines of credit	9,275	2,032
Senior notes	110,867	—
Convertible senior notes	260,944	260,229
Derivative liabilities, at fair value	2,701	24,897
Due to counterparties	388,508	648,643
Dividends payable	54,195	58,725
Accrued interest payable	80,167	85,994
Loss contingency accrual	199,935	—
Other liabilities	172,027	176,062
Total Liabilities (1)	11,073,112	10,081,810
Commitments and contingencies (see Note 14)
Stockholders’ Equity:
Preferred stock, par value $0.01 per share; 100,000,000 shares authorized and 24,870,817 shares issued and outstanding ($621,770 liquidation preference)	601,467	601,467
Common stock, par value $0.01 per share; 175,000,000 shares authorized and 104,132,453 and 103,680,321 shares issued and outstanding, respectively	1,041	1,037
Additional paid-in capital	5,945,210	5,936,609
Accumulated other comprehensive loss	(112,879)	(320,524)
Cumulative earnings	1,310,689	1,648,785
Cumulative distributions to stockholders	(5,859,502)	(5,744,865)
Total Stockholders’ Equity	1,886,026	2,122,509
Total Liabilities and Stockholders’ Equity	$12,959,138	$12,204,319
____________________
(1)The consolidated balance sheets include assets and liabilities of consolidated variable interest entities, or VIEs. At June 30, 2025 and December 31, 2024, assets of the VIEs totaled $144,486 and $163,317, and liabilities of the VIEs totaled $141,443 and $134,931, respectively. See Note 4 - Variable Interest Entities for additional information.
The accompanying notes are an integral part of these consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net interest expense:
Interest income	$117,082	$115,953	$228,464	$233,736
Interest expense	136,701	154,207	268,415	314,207
Net interest expense	(19,619)	(38,254)	(39,951)	(80,471)
Net servicing income:
Servicing income	158,354	176,015	315,213	342,348
Servicing costs	2,386	4,475	5,583	11,594
Net servicing income	155,968	171,540	309,630	330,754
Other (loss) income:
Loss on investment securities	(32,830)	(22,437)	(65,559)	(33,412)
Loss on servicing asset	(35,902)	(22,857)	(72,123)	(11,845)
(Loss) gain on interest rate swap and swaption agreements	(52,950)	22,012	(151,738)	120,522
(Loss) gain on other derivative instruments	(31,257)	(750)	(29,809)	46,849
Gain (loss) on mortgage loans held-for-sale	883	—	1,552	(3)
Other income	1,038	226	1,799	226
Total other (loss) income	(151,018)	(23,806)	(315,878)	122,337
Expenses:
Compensation and benefits	21,469	21,244	48,058	47,773
Other operating expenses	21,307	17,699	41,812	38,751
Loss contingency accrual	199,935	—	199,935	—
Total expenses	242,711	38,943	289,805	86,524
(Loss) income before income taxes	(257,380)	70,537	(336,004)	286,096
Provision for income taxes	1,661	14,201	2,092	26,172
Net (loss) income	(259,041)	56,336	(338,096)	259,924
Dividends on preferred stock	(13,239)	(11,784)	(26,425)	(23,568)
Gain on repurchase and retirement of preferred stock	—	—	—	644
Net (loss) income attributable to common stockholders	$(272,280)	$44,552	$(364,521)	$237,000
Basic (loss) earnings per weighted average common share	$(2.62)	$0.43	$(3.51)	$2.27
Diluted (loss) earnings per weighted average common share	$(2.62)	$0.43	$(3.51)	$2.16
Comprehensive (loss) income:
Net (loss) income	$(259,041)	$56,336	$(338,096)	$259,924
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	50,473	(44,073)	207,645	(147,151)
Other comprehensive income (loss)	50,473	(44,073)	207,645	(147,151)
Comprehensive (loss) income	(208,568)	12,263	(130,451)	112,773
Dividends on preferred stock	(13,239)	(11,784)	(26,425)	(23,568)
Gain on repurchase and retirement of preferred stock	—	—	—	644
Comprehensive (loss) income attributable to common stockholders	$(221,807)	$479	$(156,876)	$89,849
The accompanying notes are an integral part of these consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)
(in thousands)

	Preferred Stock	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Earnings	Cumulative Distributions to Stockholders	Total Stockholders’ Equity
Balance, December 31, 2024	$601,467	$1,037	$5,936,609	$(320,524)	$1,648,785	$(5,744,865)	$2,122,509
Net loss	—	—	—	—	(79,055)	—	(79,055)
Other comprehensive income before reclassifications	—	—	—	110,220	—	—	110,220
Amounts reclassified from accumulated other comprehensive loss	—	—	—	46,952	—	—	46,952
Other comprehensive income	—	—	—	157,172	—	—	157,172
Issuance of common stock, net of offering costs	—	—	82	—	—	—	82
Preferred dividends declared	—	—	—	—	—	(13,186)	(13,186)
Common dividends declared	—	—	—	—	—	(47,256)	(47,256)
Non-cash equity award compensation	—	3	6,520	—	—	—	6,523
Balance, March 31, 2025	601,467	1,040	5,943,211	(163,352)	1,569,730	(5,805,307)	2,146,789
Net loss	—	—	—	—	(259,041)	—	(259,041)
Other comprehensive income before reclassifications	—	—	—	33,113	—	—	33,113
Amounts reclassified from accumulated other comprehensive loss	—	—	—	17,360	—	—	17,360
Other comprehensive income	—	—	—	50,473	—	—	50,473
Issuance of common stock, net of offering costs	—	—	68	—	—	—	68
Preferred dividends declared	—	—	—	—	—	(13,239)	(13,239)
Common dividends declared	—	—	—	—	—	(40,956)	(40,956)
Non-cash equity award compensation	—	1	1,931	—	—	—	1,932
Balance, June 30, 2025	$601,467	$1,041	$5,945,210	$(112,879)	$1,310,689	$(5,859,502)	$1,886,026
The accompanying notes are an integral part of these consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited), continued
(in thousands)

	Preferred Stock	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Earnings	Cumulative Distributions to Stockholders	Total Stockholders’ Equity
Balance, December 31, 2023	$613,213	$1,032	$5,925,424	$(176,429)	$1,349,973	$(5,509,823)	$2,203,390
Net income	—	—	—	—	203,588	—	203,588
Other comprehensive loss before reclassifications	—	—	—	(109,658)	—	—	(109,658)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	6,580	—	—	6,580
Other comprehensive loss	—	—	—	(103,078)	—	—	(103,078)
Repurchase and retirement of preferred stock	(11,746)	—	—	—	644	—	(11,102)
Issuance of common stock, net of offering costs	—	—	54	—	—	—	54
Preferred dividends declared	—	—	—	—	—	(11,784)	(11,784)
Common dividends declared	—	—	—	—	—	(47,081)	(47,081)
Non-cash equity award compensation	—	3	6,080	—	—	—	6,083
Balance, March 31, 2024	601,467	1,035	5,931,558	(279,507)	1,554,205	(5,568,688)	2,240,070
Net income	—	—	—	—	56,336	—	56,336
Other comprehensive loss before reclassifications	—	—	—	(53,466)	—	—	(53,466)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	9,393	—	—	9,393
Other comprehensive loss	—	—	—	(44,073)	—	—	(44,073)
Issuance of common stock, net of offering costs	—	—	50	—	—	—	50
Preferred dividends declared	—	—	—	—	—	(11,784)	(11,784)
Common dividends declared	—	—	—	—	—	(46,945)	(46,945)
Non-cash equity award compensation	—	1	1,642	—	—	—	1,643
Balance, June 30, 2024	$601,467	$1,036	$5,933,250	$(323,580)	$1,610,541	$(5,627,417)	$2,195,297
The accompanying notes are an integral part of these consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2025	2024
Cash Flows From Operating Activities:
Net (loss) income	$(338,096)	$259,924
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Amortization of premiums and discounts on investment securities, net	9,329	6,756
Amortization of deferred debt issuance costs on term notes payable, senior notes and convertible senior notes	804	1,236
(Reversal of) provision for credit losses on investment securities	(22)	251
Realized and unrealized losses on investment securities	65,581	33,161
Loss on servicing asset	72,123	11,845
Realized and unrealized loss (gain) on interest rate swaps and swaptions	164,095	(91,213)
Unrealized gains on other derivative instruments	(6,965)	(44,006)
(Gains) losses on mortgage loans held-for-sale	(1,578)	4
Gain on repurchase of convertible senior notes	—	(226)
Equity based compensation	8,455	7,726
Loss contingency accrual	199,935	—
Originations and purchases of mortgage loans held-for-sale	(77,539)	(51)
Proceeds from sales of mortgage loans held-for-sale	69,332	—
Proceeds from repayment of mortgage loans held-for-sale	1,369	101
Net change in assets and liabilities:
Increase in accrued interest receivable	(3,437)	(654)
(Increase) decrease in deferred income taxes, net	(2,965)	22,017
Decrease in accrued interest payable	(5,827)	(56,093)
Change in other operating assets and liabilities, net	56,431	(15,796)
Net cash provided by operating activities	211,025	134,982
Cash Flows From Investing Activities:
Purchases of available-for-sale securities	(6,345,479)	(1,024,496)
Proceeds from sales of available-for-sale securities	5,101,348	805,405
Principal payments on available-for-sale securities	427,842	328,966
Purchases of mortgage servicing rights, net of purchase price adjustments	(92,919)	(43,425)
Proceeds from sales of mortgage servicing rights	—	18,181
Net (payments) proceeds on derivative instruments	(257,577)	199,749
Payments for reverse repurchase agreements	(1,791,523)	(1,869,168)
Proceeds from reverse repurchase agreements	1,918,911	1,803,599
Payment for acquisition of RoundPoint Mortgage Servicing LLC	—	(20,976)
Decrease in due to counterparties, net	(159,241)	(271,586)
Net cash used in investing activities	$(1,198,638)	$(73,751)
The accompanying notes are an integral part of these consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited), continued
(in thousands)

	Six Months Ended
	June 30,
	2025	2024
Cash Flows From Financing Activities:
Proceeds from repurchase agreements	$25,394,522	$24,530,737
Principal payments on repurchase agreements	(24,416,957)	(24,116,034)
Proceeds from revolving credit facilities	213,000	58,500
Principal payments on revolving credit facilities	(221,300)	(108,400)
Proceeds from warehouse lines of credit	77,970	—
Principal payments on warehouse lines of credit	(70,727)	—
Repayment of term notes payable	—	(295,776)
Proceeds from issuance of senior notes	110,778	—
Repurchase/repayment of convertible senior notes	—	(9,675)
Repurchase and retirement of preferred stock	—	(11,102)
Proceeds from issuance of common stock, net of offering costs	150	104
Dividends paid on preferred stock	(24,970)	(23,796)
Dividends paid on common stock	(94,197)	(93,800)
Net cash provided by (used in) financing activities	968,269	(69,242)
Net decrease in cash, cash equivalents and restricted cash	(19,344)	(8,011)
Cash, cash equivalents and restricted cash at beginning of period	817,641	794,833
Cash, cash equivalents and restricted cash at end of period	$798,297	$786,822
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$238,713	$357,314
Cash paid for taxes, net	$9,343	$3,607
Noncash Activities:
Dividends declared but not paid at end of period	$54,195	$58,729
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
The consolidated financial statements of the Company include the accounts of all subsidiaries; inter-company accounts and transactions have been eliminated. All trust entities in which the Company holds investments that are considered variable interest entities, or VIEs, for financial reporting purposes were reviewed for consolidation under the applicable consolidation guidance. Whenever the Company has both the power to direct the activities of a trust that most significantly impact the entities’ performance, and the obligation to absorb losses or the right to receive benefits of the entities that could be significant, the Company consolidates the trust. Certain prior period amounts have been reclassified to conform to the current period presentation. The accompanying consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial condition of the Company at June 30, 2025 and results of operations for all periods presented have been made. The results of operations for the three and six months ended June 30, 2025 should not be construed as indicative of the results to be expected for future periods or the full year.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements (unaudited)
Significant Accounting Policies
Included in Note 2 to the Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 is a summary of the Company’s significant accounting policies.
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

Note 3. Acquisition of RoundPoint Mortgage Servicing LLC
Effective September 30, 2023, the Company acquired RoundPoint from Freedom Mortgage Corporation after the completion of customary closing conditions and receiving the required regulatory and GSE approvals. Upon closing, all servicing and origination licenses and operational capabilities remained with RoundPoint, and RoundPoint became a wholly owned subsidiary of TH MSR Holdings LLC, a wholly owned subsidiary of the Company. Management believes this acquisition adds value for stakeholders of the Company through cost savings achieved by bringing the servicing of its MSR portfolio in-house, greater control over the Company’s MSR portfolio and the associated cash flows, and the ability to participate more fully in the mortgage finance space as opportunities arise.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements (unaudited)
Note 4. Variable Interest Entities
The Company enters into transactions with subsidiary trust entities that are established for limited purposes. One of the Company’s subsidiary trust entities, MSR Issuer Trust, was formed for the purpose of financing MSR through securitization, pursuant to which, through two of the Company’s wholly owned subsidiaries, MSR is pledged to MSR Issuer Trust and in return, MSR Issuer Trust may issue term notes to qualified institutional buyers and variable funding notes, or VFNs, to one of the subsidiaries, in each case secured on a pari passu basis. The Company has three repurchase facilities that are secured by the VFNs, which are collateralized by portions of the Company’s MSR portfolio. During the six months ended June 30, 2024, all outstanding term notes previously issued by MSR Issuer Trust matured and were repaid.
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
The following table presents a summary of the assets and liabilities of all consolidated trusts as reported on the consolidated balance sheets as of June 30, 2025 and December 31, 2024:

(in thousands)	June 30, 2025	December 31, 2024
Restricted cash	$52,443	$44,631
Other assets	92,043	118,686
Total Assets	$144,486	$163,317
Revolving credit facilities	$89,000	$90,300
Accrued interest payable	551	560
Other liabilities	51,892	44,071
Total Liabilities	$141,443	$134,931

Note 5. Available-for-Sale Securities, at Fair Value
The Company holds both Agency and non-Agency available-for-sale, or AFS, investment securities which are carried at fair value on the consolidated balance sheets. The following table presents the Company’s AFS investment securities by collateral type as of June 30, 2025 and December 31, 2024:

(in thousands)	June 30, 2025	December 31, 2024
Agency:
Federal National Mortgage Association	$4,791,275	$4,764,502
Federal Home Loan Mortgage Corporation	3,105,998	2,505,390
Government National Mortgage Association	420,035	98,085
Non-Agency	3,449	3,734
Total available-for-sale securities	$8,320,757	$7,371,711

At June 30, 2025 and December 31, 2024, the Company pledged AFS securities with a carrying value of $8.2 billion and $7.1 billion, respectively, as collateral for repurchase agreements. See Note 13 - Financing.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements (unaudited)
At June 30, 2025 and December 31, 2024, the Company did not have any securities purchased from and financed with the same counterparty that did not meet the conditions of ASC 860, Transfers and Servicing, to be considered linked transactions and, therefore, classified as derivatives.
The Company is not required to consolidate VIEs for which it has concluded it is not the primary beneficiary (i.e., the Company does not have both the power to direct the activities of the VIEs that most significantly impact the entities’ performance, and the obligation to absorb losses or the right to receive benefits of the entities that could be significant). The Company’s investments in non-Agency securities are issued by entities that are deemed to be VIEs for which the Company has concluded it is not the primary beneficiary and, therefore, has not consolidated. The Company’s maximum exposure to loss from these unconsolidated VIEs is limited to the fair value of the Company’s investments in non-Agency securities issued by such VIEs. As of June 30, 2025 and December 31, 2024, the carrying value of all non-Agency securities issued by unconsolidated VIEs was $3.4 million and $3.7 million, respectively.
The following tables present the amortized cost and carrying value of AFS securities by collateral type as of June 30, 2025 and December 31, 2024:

	June 30, 2025
(in thousands)	Principal/ Current Face	Un-amortized Premium	Accretable Purchase Discount	Amortized Cost	Allowance for Credit Losses	Unrealized Gain	Unrealized Loss	Carrying Value
Agency:
Principal and interest	$8,378,925	$136,588	$(107,891)	$8,407,622	$—	$28,749	$(140,569)	$8,295,802
Interest-only	390,314	25,111	—	25,111	(1,894)	528	(2,239)	21,506
Total Agency	8,769,239	161,699	(107,891)	8,432,733	(1,894)	29,277	(142,808)	8,317,308
Non-Agency	480,612	3,492	(14)	4,010	(341)	206	(426)	3,449
Total	$9,249,851	$165,191	$(107,905)	$8,436,743	$(2,235)	$29,483	$(143,234)	$8,320,757

	December 31, 2024
(in thousands)	Principal/ Current Face	Un-amortized Premium	Accretable Purchase Discount	Amortized Cost	Allowance for Credit Losses	Unrealized Gain	Unrealized Loss	Carrying Value
Agency:
Principal and interest	$7,600,374	$135,743	$(71,116)	$7,665,001	$—	$2,789	$(321,829)	$7,345,961
Interest-only	462,886	27,747	—	27,747	(2,386)	473	(3,818)	22,016
Total Agency	8,063,260	163,490	(71,116)	7,692,748	(2,386)	3,262	(325,647)	7,367,977
Non-Agency	503,924	3,724	(16)	4,279	(480)	244	(309)	3,734
Total	$8,567,184	$167,214	$(71,132)	$7,697,027	$(2,866)	$3,506	$(325,956)	$7,371,711

The following table presents the Company’s AFS securities according to their estimated weighted average life classifications as of June 30, 2025:

	June 30, 2025
(in thousands)	Agency	Non-Agency	Total
< 1 year	$275	$—	$275
≥ 1 and < 3 years	9,604	—	9,604
≥ 3 and < 5 years	34,328	115	34,443
≥ 5 and < 10 years	8,273,101	3,058	8,276,159
≥ 10 years	—	276	276
Total	$8,317,308	$3,449	$8,320,757

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements (unaudited)
Measurement of Allowances for Credit Losses on AFS Securities
The Company uses a discounted cash flow method to estimate and recognize an allowance for credit losses on both Agency and non-Agency AFS securities that are not accounted for under the fair value option. The following tables present the changes in the allowance for credit losses on Agency and non-Agency AFS securities for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended			Six Months Ended
	June 30, 2025			June 30, 2025
(in thousands)	Agency	Non-Agency	Total	Agency	Non-Agency	Total
Allowance for credit losses at beginning of period	$(2,273)	$(407)	$(2,680)	$(2,386)	$(480)	$(2,866)
Additions on securities for which credit losses were not previously recorded	(3)	—	(3)	(34)	—	(34)
Decrease (increase) on securities with previously recorded credit losses	58	61	119	(51)	107	56
Write-offs	324	5	329	577	32	609
Allowance for credit losses at end of period	$(1,894)	$(341)	$(2,235)	$(1,894)	$(341)	$(2,235)

	Three Months Ended			Six Months Ended
	June 30, 2024			June 30, 2024
(in thousands)	Agency	Non-Agency	Total	Agency	Non-Agency	Total
Allowance for credit losses at beginning of period	$(3,217)	$(390)	$(3,607)	$(3,619)	$(324)	$(3,943)
Additions on securities for which credit losses were not previously recorded	(3)	(12)	(15)	(40)	(29)	(69)
Increase on securities with previously recorded credit losses	(100)	(56)	(156)	(76)	(106)	(182)
Write-offs	427	11	438	842	12	854
Allowance for credit losses at end of period	$(2,893)	$(447)	$(3,340)	$(2,893)	$(447)	$(3,340)

The following tables present the components comprising the carrying value of AFS securities for which an allowance for credit losses has not been recorded by length of time that the securities had an unrealized loss position as of June 30, 2025 and December 31, 2024. At June 30, 2025 and December 31, 2024, the Company held 1,154 and 632 AFS securities, respectively; of the securities for which an allowance for credit losses has not been recorded, 158 and 159 were in an unrealized loss position for less than twelve consecutive months and 305 and 370 were in an unrealized loss position for more than twelve consecutive months, respectively.

	June 30, 2025
	Unrealized Loss Position for
	Less than 12 Months		12 Months or More		Total
(in thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Agency	$1,750,300	$(6,316)	$2,794,020	$(135,393)	$4,544,320	$(141,709)
Non-Agency	631	(143)	—	—	631	(143)
Total	$1,750,931	$(6,459)	$2,794,020	$(135,393)	$4,544,951	$(141,852)

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

Gross Realized Gains and Losses
Gains and losses from the sale of AFS securities are recorded as realized gains (losses) within loss on investment securities in the Company’s consolidated statements of comprehensive (loss) income. The following table presents details around sales of AFS securities during the three and six months ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2025	2024	2025	2024
Proceeds from sales of available-for-sale securities	$3,771,764	$472,323	$5,101,348	$805,405
Amortized cost of available-for-sale securities sold	(3,804,924)	(494,316)	(5,167,984)	(837,561)
Total realized losses on sales, net	$(33,160)	$(21,993)	$(66,636)	$(32,156)

Gross realized gains	$7,186	$627	$12,502	$627
Gross realized losses	(40,346)	(22,620)	(79,138)	(32,783)
Total realized losses on sales, net	$(33,160)	$(21,993)	$(66,636)	$(32,156)

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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements (unaudited)
The following table summarizes activity related to the Company’s MSR portfolio for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2025	2024	2025	2024
Balance at beginning of period	$2,959,773	$3,084,879	$2,994,271	$3,052,016
Purchases of mortgage servicing rights	91,356	3,353	92,849	43,425
Additions from sales of mortgage loans	408	—	638	—
Sales of mortgage servicing rights	—	—	—	(18,221)
Changes in fair value due to:
Changes in valuation inputs or assumptions used in the valuation model	27,357	40,173	43,373	99,953
Other changes in fair value (1)	(63,251)	(62,990)	(115,488)	(111,758)
Balance at end of period (2)	$3,015,643	$3,065,415	$3,015,643	$3,065,415
____________________
(1)Primarily represents changes due to the realization of cash flows.
(2)Based on the prior month-end’s principal balance of the loans underlying the Company’s MSR, increased for current month purchases.

At June 30, 2025 and December 31, 2024, the Company pledged MSR with a carrying value of $2.9 billion and $3.0 billion, respectively, as collateral for repurchase agreements and revolving credit facilities. See Note 13 - Financing.
As of June 30, 2025 and December 31, 2024, the key economic assumptions and sensitivity of the fair value of MSR to immediate 10% and 20% adverse changes in these assumptions were as follows:

(dollars in thousands, except per loan data)	June 30, 2025	December 31, 2024
Weighted average prepayment speed:	6.4%	6.3%
Impact on fair value of 10% adverse change	$(60,933)	$(61,975)
Impact on fair value of 20% adverse change	$(118,972)	$(120,142)
Weighted average delinquency:	0.8%	0.8%
Impact on fair value of 10% adverse change	$(1,163)	$(1,297)
Impact on fair value of 20% adverse change	$(2,301)	$(2,567)
Weighted average option-adjusted spread:	5.2%	5.1%
Impact on fair value of 10% adverse change	$(76,239)	$(70,293)
Impact on fair value of 20% adverse change	$(148,848)	$(137,449)
Weighted average per loan annual cost to service:	$65.03	$65.02
Impact on fair value of 10% adverse change	$(37,578)	$(36,191)
Impact on fair value of 20% adverse change	$(75,157)	$(72,381)

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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements (unaudited)
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
Mortgage Servicing Income and Costs
The following table presents the components of servicing income recorded on the Company’s consolidated statements of comprehensive (loss) income for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2025	2024	2025	2024
Servicing fee income	$124,409	$139,361	$250,580	$273,681
Ancillary and other fee income	5,201	4,435	10,295	8,292
Float income	28,744	32,219	54,338	60,375
Total	$158,354	$176,015	$315,213	$342,348

As previously discussed, RoundPoint handles substantially all servicing functions for the mortgage loans underlying the Company’s MSR. For the remaining portion of the Company’s serviced mortgage assets, the Company contracts with appropriately licensed third-party subservicers to handle the servicing functions in the name of the subservicer. All third-party subservicing costs and other servicing expenses directly related to the Company’s MSR portfolio are included within the servicing costs line item on the Company’s consolidated statements of comprehensive (loss) income. All servicing-related general and administrative expenses incurred by RoundPoint are included within the compensation and benefits and other operating expenses line items on the Company’s consolidated statements of comprehensive (loss) income.
Mortgage Servicing Advances
As the servicer of record for the MSR assets, the Company may be required to advance principal and interest payments to security holders, and intermittent tax and insurance payments to local authorities and insurance companies on mortgage loans that are in forbearance, delinquency or default. The Company is responsible for funding these advances, potentially for an extended period of time, before receiving reimbursement from Fannie Mae and Freddie Mac. Servicing advances are priority cash flows in the event of a loan principal reduction or foreclosure and ultimate liquidation of the real estate-owned property, thus making their collection reasonably assured. These servicing advances, net of an allowance for uncollectible advances, totaled $90.4 million and $141.6 million and were included in other assets on the consolidated balance sheets as of June 30, 2025 and December 31, 2024, respectively. At June 30, 2025 and December 31, 2024, mortgage loans in 60+ day delinquent status (whether or not subject to forbearance) accounted for approximately 0.8% and 0.9%, respectively, of the aggregate principal balance of loans for which the Company had servicing advance funding obligations.
The Company has one revolving credit facility to finance its servicing advance obligations. At June 30, 2025 and December 31, 2024, the Company had pledged servicing advances with a gross carrying value of $92.0 million and $118.7 million, respectively, as collateral for this revolving credit facility. See Note 13 - Financing.

Note 7. Mortgage Loans Held-for-Sale, at Fair Value
The Company originates residential mortgage loans for the purpose of selling to the GSEs or other third-party investors in the secondary market on a servicing-retained basis, typically within 60 days of origination. The Company also holds a small amount of mortgage loans purchased from the collateral underlying its MSR. Mortgage loans held-for-sale are recorded at fair value as a result of a fair value option election. The following table presents the carrying value of Company’s mortgage loans held-for-sale as of June 30, 2025 and December 31, 2024:

(in thousands)	June 30, 2025	December 31, 2024
Unpaid principal balance	$9,660	$2,297
Mark-to-market adjustments	228	37
Total mortgage loans held-for-sale	$9,888	$2,334

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements (unaudited)

The following table presents a reconciliation of the Company’s mortgage loans held-for-sale for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2025	2024	2025	2024
Balance at beginning of period	$8,406	$279	$2,334	$332
Originations and purchases of mortgage loans	48,669	50	77,539	51
Sales and principal collections	(47,260)	(51)	(70,175)	(101)
Unrealized gains (losses) on mortgage loans	73	—	190	(4)
Balance at end of period	$9,888	$278	$9,888	$278

The Company is subject to credit risk associated with its originated mortgage loans during the period of time prior to the sale of these loans. The Company considers credit risk associated with these loans to be minimal as it holds the loans for a short period of time and the market for these loans continues to be highly liquid.
The Company utilizes repurchase agreements and warehouse lines of credit to finance its mortgage loans held-for-sale. At June 30, 2025 and December 31, 2024, the Company had pledged mortgage loans held-for-sale with a carrying value of $9.5 million and $2.1 million, respectively, as collateral for its warehouse line of credit. See Note 13 - Financing.

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
The following table presents the Company’s restricted cash balances as of June 30, 2025 and December 31, 2024:

(in thousands)	June 30, 2025	December 31, 2024
Restricted cash balances held by trading counterparties:
For securities trading activity	$600	$950
For derivatives trading activity	37,080	43,398
For servicing activities	58,165	49,900
As restricted collateral for borrowings	44,569	218,715
Total restricted cash balances held by trading counterparties	140,414	312,963
Restricted cash balance pursuant to letter of credit on office lease	67	65
Total	$140,481	$313,028

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the Company’s consolidated balance sheets as of June 30, 2025 and December 31, 2024 that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

(in thousands)	June 30, 2025	December 31, 2024
Cash and cash equivalents	$657,816	$504,613
Restricted cash	140,481	313,028
Total cash, cash equivalents and restricted cash	$798,297	$817,641

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
To help manage the adverse impact of interest rate changes on the value of the Company’s portfolio, its cash flows, and its loan origination pipeline, the Company may, at times, enter into various forward contracts, including short securities, Agency to-be-announced securities, or TBAs, options, futures, swaps, caps, credit default swaps, total return swaps and forward mortgage loan sale commitments. In executing on the Company’s current risk management strategy, the Company has entered into TBAs, interest rate swap and swaption agreements, futures, options on futures, interest rate lock commitments, or IRLCs, and forward mortgage loan sale commitments. The Company has also entered into a number of non-derivative instruments to manage interest rate risk, principally MSR and interest-only securities (see discussion below).
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
The following tables present the gross fair value and notional amounts of the Company’s derivative financial instruments treated as trading derivatives as of June 30, 2025 and December 31, 2024:

	June 30, 2025
	Derivative Assets		Derivative Liabilities
(in thousands)	Fair Value	Notional	Fair Value	Notional
Inverse interest-only securities	$70,048	$1,259,132	$—	$—
Interest rate swap agreements	—	—	—	19,526,559
TBAs	17,981	3,535,000	(2,701)	(494,618)
Futures, net	—	—	—	(3,398,092)
Interest rate lock commitments	622	26,198	—	—
Total	$88,651	$4,820,330	$(2,701)	$15,633,849

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements (unaudited)

	December 31, 2024
	Derivative Assets		Derivative Liabilities
(in thousands)	Fair Value	Notional	Fair Value	Notional
Inverse interest-only securities	$9,058	$135,310	$—	$—
Interest rate swap agreements	—	16,594,467	—	—
TBAs	732	(34,000)	(24,883)	4,531,800
Futures, net	—	(3,973,400)	—	—
Interest rate lock commitments	151	15,727	(13)	2,613
Forward mortgage loan sale commitments	173	19,030	(1)	1,343
Total	$10,114	$12,757,134	$(24,897)	$4,535,756

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
The following table summarizes the location and amount of gains and losses on derivative instruments reported in the consolidated statements of comprehensive (loss) income:

Derivative Instruments	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		Three Months Ended		Six Months Ended
(in thousands)		June 30,		June 30,
		2025	2024	2025	2024
Interest rate risk management:
TBAs	(Loss) gain on other derivative instruments	$(10,757)	$(27,331)	$18,721	$(86,511)
Futures	(Loss) gain on other derivative instruments	(25,152)	26,678	(54,915)	135,614
Options on futures	(Loss) gain on other derivative instruments	(105)	—	(124)	(127)
Interest rate swaps - Payers	(Loss) gain on interest rate swap and swaption agreements	(89,808)	24,508	(296,989)	218,938
Interest rate swaps - Receivers	(Loss) gain on interest rate swap and swaption agreements	36,858	(2,496)	145,251	(98,447)
Swaptions	(Loss) gain on interest rate swap and swaption agreements	—	—	—	31
TBAs (pipeline)	Gain (loss) on mortgage loans held-for-sale	(82)	—	(82)	—
Interest rate lock commitments	Gain (loss) on mortgage loans held-for-sale	171	—	483	—
Forward mortgage loan sale commitments	Gain (loss) on mortgage loans held-for-sale	25	—	(143)	—
Non-risk management:
Inverse interest-only securities	(Loss) gain on other derivative instruments	4,757	(97)	6,509	(2,127)
Total		$(84,093)	$21,262	$(181,289)	$167,371

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements (unaudited)
For the three and six months ended June 30, 2025, the Company recognized income of $6.4 million and $12.4 million, respectively, for the accrual and/or settlement of the net interest spread associated with its interest rate swaps. The income results from receiving either a floating interest rate (OIS or SOFR) or a fixed interest rate and paying either a fixed interest rate or a floating interest rate (OIS or SOFR) on an average $19.1 billion and $19.7 billion notional, respectively. For the three and six months ended June 30, 2024, the Company recognized income of $15.0 million and $29.3 million, respectively, for the accrual and/or settlement of the net interest spread associated with its interest rate swaps. The income results from receiving either a floating interest rate (OIS or SOFR) or a fixed interest rate and paying either a fixed interest rate or a floating interest rate (OIS or SOFR) on an average $11.4 billion and $13.3 billion notional, respectively.
The following table presents the average notional amount for the Company’s derivative instruments during the three and six months ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2025	2024	2025	2024
Inverse interest-only securities	$725,242	$153,200	$446,686	$156,846
Interest rate swap agreements	19,062,123	11,368,537	19,728,068	13,252,491
Swaptions, net	—	—	—	(116,484)
TBAs, net	2,471,752	4,294,758	2,794,246	3,666,253
Futures, net	(3,518,726)	(6,270,550)	(3,434,363)	(6,423,600)
Interest rate lock commitments	33,461	—	31,194	—
Forward mortgage loan sale commitments	4,922	—	14,997	—
Total	$18,778,774	$9,545,945	$19,580,828	$10,535,506

Cash flow activity related to derivative instruments is reflected within the operating activities and investing activities sections of the consolidated statements of cash flows. Realized gains and losses and derivative fair value adjustments are reflected within the realized and unrealized loss (gain) on interest rate swaps and swaptions, unrealized gains on other derivative instruments and (gains) losses on mortgage loans held-for-sale line items within the operating activities section of the consolidated statements of cash flows. The remaining cash flow activity related to derivative instruments is reflected within the net proceeds (payments) on derivative instruments and decrease in due to counterparties, net line items within the investing activities section of the consolidated statements of cash flows.
Interest Rate Sensitive Assets/Liabilities
The Company’s Agency RMBS portfolio is generally subject to change in value when interest rates or prepayment speeds decrease or increase, depending on the type of investment. Periods of rising interest rates with corresponding decreasing prepayment speeds generally result in a decline in the value of the Company’s fixed-rate Agency principal and interest (P&I) RMBS. The impact of this effect on the Company’s fixed-rate Agency P&I RMBS portfolio is partially mitigated by the presence of fixed-rate interest-only Agency RMBS, which generally increase in value when prepayment speeds decrease and MSR, which generally increase in value when prepayment speeds decrease and interest rates increase. As of June 30, 2025 and December 31, 2024, the Company had $16.8 million and $16.5 million, respectively, of interest-only securities, and $3.0 billion and $3.0 billion, respectively, of MSR. Interest-only securities are included in AFS securities, at fair value, in the consolidated balance sheets.

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
TBAs. The Company may use TBAs as a means of deploying capital until targeted investments are available, to take advantage of temporary displacements, funding advantages or valuation differentials in the marketplace, or to help manage the adverse impact of interest rate changes on the value of the Company’s loan origination pipeline. The Company may use TBAs independently, or in conjunction with other derivative and non-derivative instruments, in order to mitigate risks. TBAs are forward contracts for the purchase (long notional positions) or sale (short notional positions) of Agency RMBS. The issuer, coupon and stated maturity of the Agency RMBS are predetermined as well as the trade price, face amount and future settle date (published each month by the Securities Industry and Financial Markets Association). However, the specific Agency RMBS to be delivered upon settlement is not known at the time of the TBA transaction. As a result, and because physical delivery of the Agency RMBS upon settlement cannot be assured, the Company accounts for TBAs as derivative instruments.
The Company may hold both long and short notional TBA positions, which are disclosed on a gross basis according to the unrealized gain or loss position of each TBA contract regardless of long or short notional position. The following tables present the notional amount, cost basis, market value and carrying value (which approximates fair value) of the Company’s TBA positions as of June 30, 2025 and December 31, 2024:

	June 30, 2025
				Net Carrying Value (4)
(in thousands)	Notional Amount (1)	Cost Basis (2)	Market Value (3)	Derivative Assets	Derivative Liabilities
Purchase contracts	$3,535,000	$3,496,237	$3,514,199	$17,981	$(19)
Sale contracts	(494,618)	(486,418)	(489,100)	—	(2,682)
TBAs, net	$3,040,382	$3,009,819	$3,025,099	$17,981	$(2,701)

	December 31, 2024
				Net Carrying Value (4)
(in thousands)	Notional Amount (1)	Cost Basis (2)	Market Value (3)	Derivative Assets	Derivative Liabilities
Purchase contracts	$4,931,800	$4,898,394	$4,874,996	$—	$(23,398)
Sale contracts	(434,000)	(405,339)	(406,092)	732	(1,485)
TBAs, net	$4,497,800	$4,493,055	$4,468,904	$732	$(24,883)
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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements (unaudited)
Futures. The Company may use a variety of types of futures independently, or in conjunction with other derivative and non-derivative instruments, in order to mitigate risks. The following table summarizes certain characteristics of the Company’s futures as of June 30, 2025 and December 31, 2024:

(dollars in thousands)	June 30, 2025			December 31, 2024
Type & Maturity	Notional Amount	Carrying Value	Weighted Average Months to Expiration	Notional Amount	Carrying Value	Weighted Average Months to Expiration
U.S. Treasury futures - 2 year	$(1,839,200)	$—	3.03	$(2,027,800)	$—	2.96
U.S. Treasury futures - 5 year	(694,000)	—	3.03	(713,800)	—	2.96
U.S. Treasury futures - 10 year	(475,100)	—	2.66	(907,600)	—	2.60
U.S. Treasury futures - 20 year	257,300	—	2.66	318,300	—	2.60
Federal Funds futures - 30 day	(109,592)	—	7.04	—	—	—
Eris SOFR swap futures - 10 year	(350,000)	—	122.66	(80,000)	—	122.63
SOFR futures:
≤ 1 year	(187,500)	—	2.56	(562,500)	—	5.52
Total futures	$(3,398,092)	$—	13.75	$(3,973,400)	$—	5.24

Interest Rate Swap Agreements. The Company may use interest rate swaps independently, or in conjunction with other derivative and non-derivative instruments, in order to mitigate risks. As of June 30, 2025 and December 31, 2024, the Company held the following interest rate swaps that were utilized as economic hedges of interest rate exposure (or duration) whereby the Company receives interest at a floating interest rate (OIS or SOFR):

(dollars in thousands)
June 30, 2025
Swaps Maturities	Notional Amount (1)	Weighted Average Fixed Pay Rate (2)	Weighted Average Receive Rate	Weighted Average Maturity (Years) (2)
≤ 1 year	$2,761,979	4.273%	4.450%	0.61
> 1 and ≤ 3 years	3,845,266	3.476%	4.450%	1.95
> 3 and ≤ 5 years	2,179,488	3.670%	4.450%	4.38
> 5 and ≤ 7 years	2,698,039	3.798%	4.450%	6.37
> 7 and ≤ 10 years	1,319,723	3.927%	4.450%	9.74
> 10 years	874,551	3.954%	4.450%	14.22
Total	$13,679,046	3.830%	4.450%	4.23

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
____________________
(1)Notional amount includes $3.2 billion and $2.4 billion in forward starting interest rate swaps as of June 30, 2025 and December 31, 2024, respectively.
(2)Weighted averages exclude forward starting interest rate swaps. As of June 30, 2025 and December 31, 2024, forward starting interest rate swap payers had a weighted average fixed pay rate of 3.7% and 3.8% and weighted average maturities of 5.5 and 5.5 years, respectively.

Additionally, as of June 30, 2025 and December 31, 2024, the Company held the following interest rate swaps that were utilized as economic hedges of interest rate exposure (or duration) risk whereby the Company pays interest at a floating interest rate (OIS or SOFR):

(dollars in thousands)
June 30, 2025
Swaps Maturities	Notional Amount (1)	Weighted Average Pay Rate	Weighted Average Fixed Receive Rate (2)	Weighted Average Maturity (Years) (2)
≤ 1 year	$—	—%	—%	0.00
> 1 and ≤ 3 years	1,780,103	4.450%	3.896%	1.70
> 3 and ≤ 5 years	1,009,478	4.450%	3.469%	4.38
> 5 and ≤ 7 years	1,061,482	4.450%	3.510%	6.77
> 7 and ≤ 10 years	1,100,083	4.450%	3.790%	9.36
> 10 years	896,367	4.450%	3.622%	17.91
Total	$5,847,513	4.450%	3.703%	7.08

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
____________________
(1)Notional amount includes $759.0 million and $719.8 million in forward starting interest rate swaps as of June 30, 2025 and December 31, 2024, respectively.
(2)Weighted averages exclude forward starting interest rate swaps. As of June 30, 2025 and December 31, 2024, forward starting interest rate swap receivers had a weighted average fixed receive rate of 3.9% and 4.0% and weighted average maturities of 7.1 and 2.6 years, respectively.

Interest Rate Swaptions. The Company may use interest rate swaptions (which provide the option to enter into interest rate swap agreements for a predetermined notional amount, stated term and pay and receive interest rates in the future) independently, or in conjunction with other derivative and non-derivative instruments, in order to mitigate risks. The Company did not hold any interest rate swaptions as of June 30, 2025 or December 31, 2024.
Interest Rate Lock Commitments. The Company enters into IRLCs to originate residential mortgage loans at specified interest rates and terms within a specified period of time with customers who have applied for a loan and may meet certain credit and underwriting criteria. IRLCs are subject to changes in mortgage interest rates from the date of the commitment through the date of funding the loan or the cancellation or expiration of the lock commitment, generally ranging between 30 and 90 days. IRLCs are considered freestanding derivatives and are recorded at fair value at inception inclusive of the inherent value of servicing the loan. As of June 30, 2025 and December 31, 2024, the Company had outstanding IRLCs of $26.2 million and $18.3 million in principal with a net fair value asset balance of $0.6 million and $0.1 million, respectively.
Forward Mortgage Loan Sale Commitments. The Company uses forward mortgage loan sale commitments to manage exposure to interest rate risk and changes in the fair value of IRLCs from the date of the commitment through the date of funding or cancellation or expiration of the lock commitment. Forward mortgage loan sale commitments are also used to manage exposure to interest rate risk and changes in the fair value of the Company’s mortgage loans held-for-sale from the date of funding through the date of sale in the secondary market, typically within 60 days of origination. Forward mortgage loan sale commitments are recorded at fair value based on pricing of similar instruments in the secondary market based upon the investor, coupon, and estimated sale or delivery month. The Company’s expectation of the amount of IRLCs that will ultimately close is a key factor in determining the notional amount of derivatives used in economically hedging the position. As of June 30, 2025, the Company had no outstanding forward mortgage loan sale commitment derivatives. As of December 31, 2024, the Company had outstanding forward mortgage loan sale commitment derivatives of $20.4 million in principal with a net fair value asset balance of $0.2 million.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements (unaudited)
Derivative financial instruments contain an element of credit risk if counterparties are unable to meet the terms of the agreements. Credit risk associated with derivative financial instruments is measured as the net replacement cost should the counterparties that owe the Company under such contracts completely fail to perform under the terms of these contracts, assuming there are no recoveries of underlying collateral, as measured by the market value of the derivative financial instruments. As of June 30, 2025, the fair value of derivative financial instruments as an asset and liability position was $88.7 million and $2.7 million, respectively.
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

Note 10. Reverse Repurchase Agreements
As of June 30, 2025 and December 31, 2024, the Company had $221.6 million and $354.7 million in amounts due to counterparties as collateral for reverse repurchase agreements that could be pledged, delivered or otherwise used, with a carrying value of the reverse repurchase agreements of $228.6 million and $356.0 million, respectively.

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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements (unaudited)
The following tables present information about the Company’s assets and liabilities that are subject to master netting arrangements or similar agreements and can potentially be offset on the Company’s consolidated balance sheets as of June 30, 2025 and December 31, 2024:

	June 30, 2025
				Gross Amounts Not Offset with Financial Assets (Liabilities) in the Balance Sheets (1)
(in thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Balance Sheets	Net Amounts of Assets (Liabilities) Presented in the Balance Sheets	Financial Instruments	Cash Collateral (Received) Pledged	Net Amount
Assets:
Derivative assets	$167,966	$(79,315)	$88,651	$(2,701)	$—	$85,950
Reverse repurchase agreements	228,587	—	228,587	—	(221,633)	6,954
Total Assets	$396,553	$(79,315)	$317,238	$(2,701)	$(221,633)	$92,904
Liabilities:
Repurchase agreements	$(8,782,622)	$—	$(8,782,622)	$8,782,622	$—	$—
Derivative liabilities	(82,016)	79,315	(2,701)	2,701	—	—
Total Liabilities	$(8,864,638)	$79,315	$(8,785,323)	$8,785,323	$—	$—

	December 31, 2024
				Gross Amounts Not Offset with Financial Assets (Liabilities) in the Balance Sheets (1)
(in thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Balance Sheets	Net Amounts of Assets (Liabilities) Presented in the Balance Sheets	Financial Instruments	Cash Collateral (Received) Pledged	Net Amount
Assets:
Derivative assets	$244,270	$(234,156)	$10,114	$(10,114)	$—	$—
Reverse repurchase agreements	355,975	—	355,975	—	(354,654)	1,321
Total Assets	$600,245	$(234,156)	$366,089	$(10,114)	$(354,654)	$1,321
Liabilities:
Repurchase agreements	$(7,805,057)	$—	$(7,805,057)	$7,805,057	$—	$—
Derivative liabilities	(259,053)	234,156	(24,897)	10,114	—	(14,783)
Total Liabilities	$(8,064,110)	$234,156	$(7,829,954)	$7,815,171	$—	$(14,783)
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
The Company classified 99.96% and 0.04% of its AFS securities as Level 2 and Level 3 fair value assets, respectively, at June 30, 2025.
Mortgage servicing rights. The Company holds a portfolio of MSR that are carried at fair value on the consolidated balance sheets. The Company determines fair value of its MSR using a discounted cash flow model, which incorporates both observable and unobservable market data. Although MSR transactions may be observable in the marketplace, the details of those transactions are not necessarily reflective of the value of the Company’s MSR portfolio. Inputs into the model include principal balance, note rate, geographical location, loan-to-value (LTV) ratios, FICO and other loan characteristics, along with servicing fee, ancillary income, earnings rates on escrow balances and recapture rates. Significant unobservable inputs include prepayment speeds; option adjusted spread, or OAS, which represents the incremental spread added to the risk-free rate to reflect the effects of any embedded options and other risk inherent in MSR; and cost to service. The Company obtains third-party valuations, industry surveys and other available market data quarterly to assess the reasonableness of the significant unobservable inputs used in the cash flow model, as well as the fair value calculated by the cash flow model, subject to internally-established hierarchy and override procedures. As a result, the Company classified 100% of its MSR as Level 3 fair value assets at June 30, 2025.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements (unaudited)
Mortgage loans held-for-sale. The Company recognizes on its consolidated balance sheets originated mortgage loans held-for-sale that are carried at fair value as a result of a fair value option election. The Company estimates fair value of mortgage loans held-for-sale using a market approach by utilizing either: (i) the fair value of securities backed by similar mortgage loans, adjusted for certain factors to approximate the fair value of a whole mortgage loan, including the value attributable to mortgage servicing and credit risk; (ii) current commitments to purchase loans; or (iii) recent observable market trades for similar loans, adjusted for credit risk and other individual loan characteristics. As these fair values are derived from market observable inputs, the Company classified 100% of its mortgage loans held-for-sale as Level 2 fair value assets at June 30, 2025.
Derivative instruments. The Company may enter into a variety of derivative financial instruments as part of its hedging strategies, including over-the-counter, or OTC, derivative contracts, such as interest rate swaps and swaptions. The Company utilizes third-party brokers to value its OTC derivative instruments. The Company classified 100% of its interest rate swaps reported at fair value as Level 2 at June 30, 2025. The Company did not hold any interest rate swaptions at June 30, 2025.
The Company may also enter into certain other derivative financial instruments, such as inverse interest-only securities, TBAs, futures and options on futures. The Company utilizes third-party pricing vendors to value inverse interest-only securities, as these instruments are similar in form to the Company’s AFS securities. The Company classified 100% of its inverse interest-only securities at fair value as Level 2 at June 30, 2025. TBAs, futures and options on futures are considered to be active markets such that participants transact with sufficient frequency and volume to provide transparent pricing information for identical instruments. The Company utilizes third-party pricing vendors to value TBAs, futures and options on futures. The Company reported 100% of its TBAs and futures as Level 1 as of June 30, 2025. The Company did not hold any options on futures at June 30, 2025.
The Company also enters into IRLCs and forward mortgage loan sale commitment derivatives in connection with its origination activities. The Company determines fair value of its IRLCs based on valuation models that use the market price for similar loans sold in the secondary market, net of costs to close the loans, subject to the estimated loan funding probability or pull-through rate. Given the significant and unobservable nature of the pull-through rate assumption, the Company classified 100% of its IRLCs as Level 3 at June 30, 2025. The Company did not hold any forward mortgage loan sale commitment derivatives at June 30, 2025.
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

	Recurring Fair Value Measurements
	June 30, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	$—	$8,317,308	$3,449	$8,320,757
Mortgage servicing rights	—	—	3,015,643	3,015,643
Mortgage loans held-for-sale	—	9,888	—	9,888
Derivative assets	17,981	70,048	622	88,651
Total Assets	$17,981	$8,397,244	$3,019,714	$11,434,939
Liabilities:
Derivative liabilities	$2,701	$—	$—	$2,701
Total Liabilities	$2,701	$—	$—	$2,701

	Recurring Fair Value Measurements
	December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	$—	$7,367,977	$3,734	$7,371,711
Mortgage servicing rights	—	—	2,994,271	2,994,271
Mortgage loans held-for-sale	—	2,334	—	2,334
Derivative assets	732	9,231	151	10,114
Total Assets	$732	$7,379,542	$2,998,156	$10,378,430
Liabilities:
Derivative liabilities	$24,883	$1	$13	$24,897
Total Liabilities	$24,883	$1	$13	$24,897

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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements (unaudited)
The following tables present a reconciliation of the Company’s Level 3 assets and liabilities measured at fair value on a recurring basis:

	Recurring Fair Value Measurements
	Assets						Liabilities
(in thousands)	Available-For-Sale Securities		Mortgage Servicing Rights		Interest Rate Lock Commitments		Interest Rate Lock Commitments
Level 3 fair value at March 31, 2025	$3,613		$2,959,773		$451		$1
Net gains (losses) included in net (loss) income	(63)	(1)	27,357	(2)	171	(3)	(1)	(3)
Net gains (losses) included in other comprehensive income (loss)	(101)		—		—		—
Purchases/additions	—		91,764		—		—
Sales	—		—		—		—
Settlements	—		(63,251)		—		—
Gross transfers into level 3	—		—		—		—
Gross transfers out of level 3	—		—		—		—
Level 3 fair value at June 30, 2025	$3,449		$3,015,643		$622		$—

Level 3 fair value at March 31, 2024	$3,953		$3,084,879		$—		$—
Net gains (losses) included in net (loss) income	(182)	(1)	40,173	(2)	—	(3)	—	(3)
Net gains (losses) included in other comprehensive income (loss)	171		—		—		—
Purchases/additions	—		3,353		—		—
Sales	—		—		—		—
Settlements	—		(62,990)		—		—
Gross transfers into level 3	—		—		—		—
Gross transfers out of level 3	—		—		—		—
Level 3 fair value at June 30, 2024	$3,942		$3,065,415		$—		$—

Change in unrealized gains or losses for the period included in earnings for assets and liabilities held at:
June 30, 2025	$—	(1)	$27,357	(2)	$171	(3)	$(1)	(3)
June 30, 2024	$—	(1)	$40,173	(2)	$—	(3)	$—	(3)
Change in unrealized gains or losses for the period included in other comprehensive (loss) income for assets and liabilities held at:
June 30, 2025	$(101)		$—		$—		$—
June 30, 2024	$171		$—		$—		$—

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements (unaudited)

	Recurring Fair Value Measurements
	Assets						Liabilities
(in thousands)	Available-For-Sale Securities		Mortgage Servicing Rights		Interest Rate Lock Commitments		Interest Rate Lock Commitments
Level 3 fair value at December 31, 2024	$3,734		$2,994,271		$151		$13
Net gains (losses) included in net (loss) income	(128)	(1)	43,373	(2)	471	(3)	(13)	(3)
Net gains (losses) included in other comprehensive income (loss)	(157)		—		—		—
Purchases/additions	—		93,487		—		—
Sales	—		—		—		—
Settlements	—		(115,488)		—		—
Gross transfers into level 3	—		—		—		—
Gross transfers out of level 3	—		—		—		—
Level 3 fair value at June 30, 2025	$3,449		$3,015,643		$622		$—

Level 3 fair value at December 31, 2023	$4,150		$3,052,016		$—		$—
Net gains (losses) included in net (loss) income	(402)	(1)	99,953	(2)	—	(3)	—	(3)
Net gains (losses) included in other comprehensive income (loss)	194		—		—		—
Purchases/additions	—		43,425		—		—
Sales	—		(18,221)		—		—
Settlements	—		(111,758)		—		—
Gross transfers into level 3	—		—		—		—
Gross transfers out of level 3	—		—		—		—
Level 3 fair value at June 30, 2024	$3,942		$3,065,415		$—		$—

Change in unrealized gains or losses for the period included in earnings for assets and liabilities held at:
June 30, 2025	$—	(1)	$43,373	(2)	$471	(3)	$(13)	(3)
June 30, 2024	$—	(1)	$99,953	(2)	$—	(3)	$—	(3)
Change in unrealized gains or losses for the period included in other comprehensive (loss) income for assets and liabilities held at:
June 30, 2025	$(157)		$—		$—		$—
June 30, 2024	$194		$—		$—		$—
____________________
(1)Included in loss on investment securities on the consolidated statements of comprehensive (loss) income.
(2)Included in loss on servicing asset on the consolidated statements of comprehensive (loss) income.
(3)Included in gain (loss) on mortgage loans held-for-sale on the consolidated statements of comprehensive (loss) income.

No transfers between Level 1, Level 2 or Level 3 were made during the three and six months ended June 30, 2025 and 2024. Transfers between Levels are deemed to take place on the first day of the reporting period in which the transfer has taken place.

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
The Company determines the fair value of its MSR internally using a discounted cash flow model. The tables below present information about the significant unobservable market data used by management as inputs into models utilized to inform their best estimates of the fair value measurement of the Company’s MSR classified as Level 3 fair value assets at June 30, 2025 and December 31, 2024:

June 30, 2025
Unobservable Input	Range			Weighted Average (1)
Constant prepayment speed	4.7%	-	31.8%	6.4%
Option-adjusted spread	5.2%	-	5.2%	5.2%
Per loan annual cost to service	$65.00	-	$73.88	$65.03

December 31, 2024
Unobservable Input	Range			Weighted Average (1)
Constant prepayment speed	5.2%	-	29.3%	6.3%
Option-adjusted spread	5.1%	-	5.1%	5.1%
Per loan annual cost to service	$65.00	-	$73.88	$65.02
___________________
(1)Calculation for constant prepayment speed and per-loan annual cost to service utilizes underlying loan principal balance for weighting purposes. Calculation for OAS utilizes relative MSR market value for weighting purposes.

The Company determines the fair value of its Level 3 IRLCs based on valuation models that incorporate the estimated pull-through rate, which is considered a significant unobservable input. The tables below present information about the pull-through rates used in the valuation of IRLCs at June 30, 2025 and December 31, 2024:

June 30, 2025
Unobservable Input	Range			Weighted Average (1)
Pull-through rate	46.5%	-	100.0%	76.3%

December 31, 2024
Unobservable Input	Range			Weighted Average (1)
Pull-through rate	69.3%	-	99.8%	84.4%
___________________
(1)Calculation utilizes underlying loan principal balance for weighting purposes.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements (unaudited)
Nonrecurring Fair Value
Certain assets are measured at fair value on a nonrecurring basis; that is, they are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances, such as when there is evidence of impairment. Upon the occurrence of certain events, the Company re-measures the fair value of long-lived assets, including property, plant and equipment, operating lease right of use assets, intangible assets and goodwill if an impairment or observable price adjustment is recognized in the current period. No instances requiring re-measurement of assets measured at fair value on a nonrecurring basis occurred during the three and six months ended June 30, 2025 and 2024.
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
•The carrying value of repurchase agreements, revolving credit facilities and warehouse lines of credit that mature in less than one year generally approximates fair value due to the short maturities. As of June 30, 2025, the Company had outstanding borrowings of $170.0 million under repurchase agreements and $922.9 million under revolving credit facilities that are considered long-term. The Company’s long-term repurchase agreements and revolving credit facilities have floating rates based on an index plus a spread and the credit spread is typically consistent with those demanded in the market. Accordingly, the interest rates on these borrowings are at market and thus carrying value approximates fair value. The Company categorizes the fair value measurement of these liabilities as Level 2.
•Senior notes are carried at their unpaid principal balance, net of any unamortized deferred issuance costs. The Company estimates the fair value of its senior notes using the quoted price on the NYSE as of June 30, 2025. The Company categorizes the fair value measurement of these liabilities as Level 1.
•Convertible senior notes are carried at their unpaid principal balance, net of any unamortized deferred issuance costs. The Company estimates the fair value of its convertible senior notes using the market transaction price nearest to June 30, 2025. The Company categorizes the fair value measurement of these liabilities as Level 2.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements (unaudited)
The following table presents the carrying values and estimated fair values of assets and liabilities that are required to be recorded or disclosed at fair value at June 30, 2025 and December 31, 2024:

	June 30, 2025		December 31, 2024
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Available-for-sale securities	$8,320,757	$8,320,757	$7,371,711	$7,371,711
Mortgage servicing rights	$3,015,643	$3,015,643	$2,994,271	$2,994,271
Mortgage loans held-for-sale	$9,888	$9,888	$2,334	$2,334
Cash and cash equivalents	$657,816	$657,816	$504,613	$504,613
Restricted cash	$140,481	$140,481	$313,028	$313,028
Derivative assets	$88,651	$88,651	$10,114	$10,114
Reverse repurchase agreements	$228,587	$228,587	$355,975	$355,975
Other assets	$31,283	$31,283	$31,283	$31,283
Liabilities:
Repurchase agreements	$8,782,622	$8,782,622	$7,805,057	$7,805,057
Revolving credit facilities	$1,011,871	$1,011,871	$1,020,171	$1,020,171
Warehouse lines of credit	$9,275	$9,275	$2,032	$2,032
Senior notes	$110,867	$117,760	$—	$—
Convertible senior notes	$260,944	$259,660	$260,229	$259,241
Derivative liabilities	$2,701	$2,701	$24,897	$24,897

Note 13. Financing
Secured Financing
The following tables summarize the Company’s secured financing arrangements by collateral type:

	June 30, 2025
	Collateral Type
(in thousands)	RMBS (1)	Mortgage Servicing Rights and Advances	Mortgage Loans Held-for-Sale	Total Secured Financing
Repurchase agreements	$7,992,622	$790,000	$—	$8,782,622
Revolving credit facilities	—	1,011,871	—	1,011,871
Warehouse lines of credit	—	—	9,275	9,275
Total	$7,992,622	$1,801,871	$9,275	$9,803,768

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements (unaudited)

	December 31, 2024
	Collateral Type
(in thousands)	RMBS (1)	Mortgage Servicing Rights and Advances	Mortgage Loans Held-for-Sale	Total Secured Financing
Repurchase agreements	$7,050,057	$755,000	$—	$7,805,057
Revolving credit facilities	—	1,020,171	—	1,020,171
Warehouse lines of credit	—	—	2,032	2,032
Total	$7,050,057	$1,775,171	$2,032	$8,827,260
____________________
(1)Includes Agency and non-Agency AFS securities and Agency derivatives, as detailed within the Repurchase Agreements section of this Note 13.

Repurchase Agreements
The Company finances certain of its investment securities, MSR and mortgage loans held-for-sale through the use of repurchase facilities. At June 30, 2025 and December 31, 2024, the Company’s repurchase agreements had the following characteristics and remaining maturities:

	June 30, 2025
	Collateral Type
(dollars in thousands)	Agency RMBS	Non-Agency Securities	Agency Derivatives	Mortgage Servicing Rights	Total Amount Outstanding
Within 30 days	$2,343,912	$—	$15,414	$—	$2,359,326
30 to 59 days	2,319,847	—	37,503	—	2,357,350
60 to 89 days	2,151,258	195	619	—	2,152,072
90 to 119 days	789,250	—	—	—	789,250
120 to 364 days	334,624	—	—	620,000	954,624
One year and over	—	—	—	170,000	170,000
Total	$7,938,891	$195	$53,536	$790,000	$8,782,622
Weighted average days to maturity	60	66	28	321	83
Weighted average borrowing rate	4.48%	5.01%	4.84%	7.39%	4.74%

	December 31, 2024
	Collateral Type
(dollars in thousands)	Agency RMBS	Non-Agency Securities	Agency Derivatives	Mortgage Servicing Rights	Total Amount Outstanding
Within 30 days	$2,373,562	$—	$4,262	$—	$2,377,824
30 to 59 days	2,316,237	—	—	—	2,316,237
60 to 89 days	1,304,175	207	731	—	1,305,113
90 to 119 days	759,177	—	—	—	759,177
120 to 364 days	291,706	—	—	75,000	366,706
One year and over	—	—	—	680,000	680,000
Total	$7,044,857	$207	$4,993	$755,000	$7,805,057
Weighted average days to maturity	49	66	17	520	94
Weighted average borrowing rate	4.90%	5.39%	5.31%	7.44%	5.15%

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements (unaudited)
The following table summarizes assets at carrying value that are pledged or restricted as collateral for the future payment obligations of the Company’s repurchase agreements:

(in thousands)	June 30, 2025	December 31, 2024
Available-for-sale securities, at fair value	$8,207,842	$7,097,561
Mortgage servicing rights, at fair value (1)	1,328,463	1,355,639
Restricted cash	44,216	218,363
Due from counterparties	38,221	25,231
Derivative assets, at fair value	65,676	5,031
Total	$9,684,418	$8,701,825
____________________
(1)As of June 30, 2025 and December 31, 2024, MSR repurchase agreements totaling $790.0 million and $755.0 million, respectively, were secured by VFNs issued in connection with the Company’s securitization of MSR. The VFNs are collateralized by portions of the Company’s MSR portfolio.

Although the transactions under repurchase agreements represent committed borrowings until maturity, the respective lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets would require the Company to provide additional collateral or fund margin calls.
As of both June 30, 2025 and December 31, 2024, the net carrying value of assets sold under agreements to repurchase, including accrued interest plus any cash or assets on deposit to secure the repurchase obligation, less the amount of the repurchase liability, including accrued interest, with any individual counterparty or group of related counterparties did not exceed 10% of total stockholders’ equity. The Company does not anticipate any defaults by its repurchase agreement counterparties. There can be no assurance, however, that any such default or defaults will not occur.
Revolving Credit Facilities
To finance MSR assets and related servicing advance obligations, the Company has entered into revolving credit facilities collateralized by the value of the MSR and/or servicing advances pledged. As of June 30, 2025 and December 31, 2024, the Company had outstanding short- and long-term borrowings under revolving credit facilities of $1.0 billion and $1.0 billion with a weighted average borrowing rate of 7.36% and 7.56% and weighted average remaining maturities of 1.7 and 1.6 years, respectively.
Although the transactions under revolving credit facilities represent committed borrowings from the time of funding until maturity, the respective lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets below a designated threshold would require the Company to provide additional collateral or pay down the facility. As of both June 30, 2025 and December 31, 2024, MSR with a carrying value of $1.6 billion was pledged as collateral for the Company’s future payment obligations under its MSR revolving credit facilities. As of June 30, 2025 and December 31, 2024, servicing advances with a carrying value of $92.0 million and $118.7 million, respectively, were pledged as collateral for the Company’s future payment obligations under its servicing advance revolving credit facility. The Company does not anticipate any defaults by its revolving credit facility counterparties, although there can be no assurance that any such default or defaults will not occur.
Warehouse Lines of Credit
To finance origination activities, the Company has entered into a warehouse line of credit collateralized by the value of the mortgage loans pledged for a period of up to 90 days or until they are sold to the GSEs or other third-party investors in the secondary market, typically within 60 days of origination. As of June 30, 2025 and December 31, 2024, the Company had outstanding short-term borrowings under its warehouse line of credit of $9.3 million and $2.0 million with a weighted average borrowing rate of 6.31% and 6.64% and weighted average remaining maturities of 75 and 87 days, respectively.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements (unaudited)
Although transactions under the warehouse line of credit represent committed borrowings from the time of funding until maturity, the respective lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets below a designated threshold would require the Company to provide additional collateral or pay down the facility. As of June 30, 2025 and December 31, 2024, mortgage loans held-for-sale with a carrying value of $9.5 million and $2.1 million, respectively, were pledged as collateral for the Company’s future payment obligations under its warehouse line of credit. Additionally, as of both June 30, 2025 and December 31, 2024, cash of $0.4 million was held in restricted accounts as collateral for future payment obligations of outstanding balances under the warehouse line of credit. The Company does not anticipate any defaults by its warehouse line of credit counterparties, although there can be no assurance that any such default or defaults will not occur.
Unsecured Financing
Senior Notes
On May 13, 2025, the Company closed an underwritten public offering of $115.0 million aggregate principal amount of its senior notes due in 2030, which included $15.0 million aggregate principal amount sold by the Company to the underwriters of the offering pursuant to an overallotment option. The senior notes are unsecured and bear an interest rate of 9.375% per annum, payable quarterly in arrears on February 15, May 15, August 15 and November 15. The senior notes will mature in August 2030, unless earlier redeemed in accordance with their terms. The Company may redeem the senior notes, in whole or in part, any time on or after May 15, 2027, at a redemption price equal to 100% of the principal amount redeemed plus accrued and unpaid interest. The Company may also repurchase the senior notes in open market or privately negotiated transactions at the same or differing price without giving prior notice to or obtaining any consent of the holders. The net proceeds from the offering were approximately $110.8 million after deducting underwriting discounts and estimated offering expenses payable by the Company. As of June 30, 2025, the outstanding amount due on the senior notes was $110.9 million, net of deferred issuance costs.
Convertible Senior Notes
The Company’s convertible senior notes are unsecured, pay interest semiannually at a rate of 6.25% per annum and are convertible at the option of the holder into shares of the Company’s common stock. As of both June 30, 2025 and December 31, 2024, the convertible senior notes had a conversion rate of 33.8752 shares of common stock per $1,000 principal amount of the notes. The convertible senior notes will mature in January 2026, unless earlier converted or repurchased in accordance with their terms.
The Company does not have the right to redeem its convertible senior notes prior to maturity, but may repurchase the notes in open market or privately negotiated transactions at the same or differing price without giving prior notice to or obtaining any consent of the holders. The Company may also be required to repurchase the convertible senior notes from holders under certain circumstances. The Company did not repurchase any of its convertible senior notes during the three and six months ended June 30, 2025. During both the three and six months ended June 30, 2024, the Company repurchased $10.0 million principal amount of its convertible senior notes in open market transactions for an aggregate cost of $9.7 million. The difference between the consideration transferred and the carrying value of the convertible senior notes repurchased resulted in a gain of $0.2 million for the three and six months ended June 30, 2024, which was recorded within the other income line item on the consolidated statements of comprehensive (loss) income.
As of both June 30, 2025 and December 31, 2024, $261.9 million principal amount of convertible senior notes remained outstanding. The outstanding amount due on the convertible senior notes as of June 30, 2025 and December 31, 2024 was $260.9 million and $260.2 million, respectively, net of unamortized deferred issuance costs.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements (unaudited)
Future Maturities
At June 30, 2025, the Company had the following remaining maturities on its financing arrangements:

(in thousands)	Repurchase Agreements	Revolving Credit Facilities	Warehouse Lines of Credit	Senior Notes	Convertible Senior Notes	Total
Remainder of 2025	$7,827,998	$—	$9,275	$—	$—	$7,837,273
2026	954,624	89,000	—	—	260,944	1,304,568
2027	—	922,871	—	—	—	922,871
2028	—	—	—	—	—	—
2029	—	—	—	—	—	—
Thereafter	—	—	—	110,867	—	110,867
Total	$8,782,622	$1,011,871	$9,275	$110,867	$260,944	$10,175,579

Note 14. Commitments and Contingencies
The following represent the material commitments and contingencies of the Company as of June 30, 2025:
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
On July 15, 2020, the Company provided PRCM Advisers LLC with a notice of termination of the Management Agreement for “cause” in accordance with Section 15(a) of the Management Agreement. The Company terminated the Management Agreement for “cause” on the basis of certain material breaches and certain events of gross negligence on the part of PRCM Advisers in the performance of its duties under the Management Agreement. On July 21, 2020, PRCM Advisers filed a complaint against the Company in the United States District Court for the Southern District of New York, or the Court. Subsequently, Pine River Domestic Management L.P. and Pine River Capital Management L.P. were added as plaintiffs to the matter. As amended, the complaint, or the Federal Complaint, alleges, among other things, the misappropriation of trade secrets in violation of both the Defend Trade Secrets Act and New York common law, breach of contract, breach of the implied covenant of good faith and fair dealing, unfair competition and business practices, unjust enrichment, conversion, and tortious interference with contract. The Federal Complaint seeks, among other things, an order enjoining the Company from making any use of or disclosing PRCM Advisers’ trade secret, proprietary, or confidential information; damages in an amount to be determined at a hearing and/or trial; disgorgement of the Company’s wrongfully obtained profits; and fees and costs incurred by the plaintiffs in pursuing the action. The Company filed its answer to the Federal Complaint and made counterclaims against PRCM Advisers and Pine River Capital Management L.P. On November 8, 2023, the Company and the plaintiffs filed motions for summary judgment, seeking judgment in their favor on the pending claims and counterclaims. Each party opposed the other party’s motion for summary judgment.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements (unaudited)
On March 31, 2025, the magistrate judge issued a report and recommendation (“R&R”) on the parties’ motions for summary judgment. The R&R recommended that the Company’s motion for summary judgment be denied in its entirety, and that PRCM Advisers’, Pine River Domestic’s and Pine River Capital’s motion for summary judgment be denied in part and granted in part. On April 30, 2025, the Company filed objections to the R&R. On May 23, 2025, the objections were overruled by the Court. The plaintiffs’ motion for summary judgment has been granted to the extent that the Company did not have a basis on which to terminate the Management Agreement for cause and as to the Company’s pending counterclaims, and the plaintiffs’ motion for summary judgment otherwise has been denied. The Company’s motion for summary judgment has been denied. The parties have since agreed to participate in mediation, though the potential outcome cannot be determined at this time.
As of June 30, 2025, the Company’s consolidated financial statements reflect a contingency liability and related expense of $199.9 million. This contingency liability is reflective of the $139.8 million termination fee that the Company believes would have been payable to PRCM Advisers for termination on the basis of unfair compensation pursuant to the Management Agreement, plus applicable pre-judgment interest on such termination fee that has accrued through June 30, 2025. The Company’s consolidated financial statements as of June 30, 2025 do not recognize or disclose a range of reasonably possible loss under ASC 450 related to claims in the Federal Complaint for which summary judgment was not granted because management does not believe that a loss or expense related to such claims is probable or reasonably estimable. The specific factors that limit the Company’s ability to reasonably estimate a loss or expense related to these claims are that the matter is still awaiting trial and final judgment and the outcome of litigation is uncertain. If and when management believes losses associated with these claims are a probable future event that may result in a loss or expense to the Company and the loss or expense is reasonably estimable, the Company will recognize a contingency liability and resulting loss in such period.
Based on information currently available, management is not aware of any other legal or regulatory claims that would have a material effect on the Company’s consolidated financial statements and therefore no additional accrual is required as of June 30, 2025.

Note 15. Stockholders’ Equity
Redeemable Preferred Stock
The following is a summary of the Company’s series of cumulative redeemable preferred stock issued and outstanding as of June 30, 2025. In the event of a voluntary or involuntary liquidation, dissolution or winding up of the Company, each series of preferred stock will rank on parity with one another and rank senior to the Company’s common stock with respect to the payment of the dividends and the distribution of assets.

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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements (unaudited)
For each series of preferred stock, the Company may redeem the stock on or after the redemption eligible date in whole or in part, at any time or from time to time. The Company may also purchase shares of preferred stock from time to time in the open market by tender or in privately negotiated transactions. Each series of preferred stock has a par value of $0.01 per share and a liquidation and redemption price of $25.00, plus any accumulated and unpaid dividends thereon up to, but excluding, the redemption date. Through June 30, 2025, the Company had declared and paid all required quarterly dividends on the Company’s preferred stock.
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
The following table summarizes the Company’s purchases of its 8.125% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, 7.625% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock and 7.25% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock under the preferred share repurchase program during the six months ended June 30, 2024. No shares of the Company’s preferred stock were repurchased during the three and six months ended June 30, 2025 or the three months ended June 30, 2024.

	Six Months Ended
(dollars in thousands)	June 30, 2024
Class of Stock	Number of Shares	Aggregate Cost
Series A Preferred Stock	35,047	$809
Series B Preferred Stock	280,060	$6,370
Series C Preferred Stock	170,502	$3,923
Total(1)	485,609	$11,102
____________________
(1)The difference between the aggregate cost and the carrying value of the preferred stock repurchased resulted in a total gain attributable to common stockholders of $0.6 million for the six months ended June 30, 2024.

Common Stock
As of June 30, 2025, the Company had 104,132,453 shares of common stock outstanding. The following table presents a reconciliation of the common shares outstanding for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Common shares outstanding, beginning of period	104,025,096	103,474,944	103,680,321	103,206,457
Issuance of common stock	5,692	3,967	12,218	8,025
Non-cash equity award compensation (1)	101,665	143,328	439,914	407,757
Common shares outstanding, end of period	104,132,453	103,622,239	104,132,453	103,622,239
___________________
(1)See Note 16 - Equity Incentive Plans for further details regarding the Company’s equity incentive plans.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements (unaudited)
Distributions to Stockholders
The following table presents cash dividends declared by the Company on its preferred and common stock during the three and six months ended June 30, 2025 and 2024:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(in thousands, except per share amounts)	2025		2024		2025		2024
Class of Stock	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share
Series A Preferred Stock	$2,564	$0.51	$2,564	$0.51	$5,129	$1.02	$5,129	$1.02
Series B Preferred Stock	$4,842	$0.48	$4,842	$0.48	$9,683	$0.96	$9,683	$0.96
Series C Preferred Stock	$5,833	$0.60	$4,378	$0.45	$11,613	$1.20	$8,756	$0.90
Common Stock	$40,956	$0.39	$46,945	$0.45	$88,212	$0.84	$94,026	$0.90

Dividend Reinvestment and Direct Stock Purchase Plan
The Company sponsors a dividend reinvestment and direct stock purchase plan through which stockholders may purchase additional shares of the Company’s common stock by reinvesting some or all of the cash dividends received on shares of the Company’s common stock. Stockholders may also make optional cash purchases of shares of the Company’s common stock subject to certain limitations detailed in the plan prospectus. The plan allows for the issuance of up to an aggregate of 937,500 shares of the Company’s common stock. As of June 30, 2025, 161,835 shares have been issued under the plan for total proceeds of approximately $6.7 million, of which 5,692 and 12,218 shares were issued for total proceeds of $0.1 million and $0.2 million during the three and six months ended June 30, 2025, respectively. During the three and six months ended June 30, 2024, 3,967 and 8,025 shares were issued for total proceeds of $0.1 million and $0.1 million, respectively.
Common Share Repurchase Program
The Company’s common share repurchase program allows for the repurchase of up to an aggregate of 9,375,000 shares of the Company’s common stock. Common shares may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act, or by any combination of such methods. The manner, price, number and timing of common share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The common share repurchase program does not require the purchase of any minimum number of shares, and, subject to SEC rules, purchases may be commenced or suspended at any time without prior notice. The common share repurchase program does not have an expiration date. As of June 30, 2025, a total of 3,637,028 shares of common stock had been repurchased by the Company under the program for an aggregate cost of $208.5 million. No shares of common stock were repurchased during the six months ended June 30, 2025 or 2024.
At-the-Market Offerings
The Company is party to an equity distribution agreement under which the Company is authorized to sell shares of its common stock from time to time in any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act of 1933, as amended, or the Securities Act. On July 30, 2024, the Company entered into an amendment to the equity distribution agreement, which increased the maximum number of shares of common stock available for sale under the agreement to 15,000,000. No shares were sold under the “at the market” equity distribution agreements during the six months ended June 30, 2025 or 2024.
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss at June 30, 2025 and December 31, 2024 was as follows:

(in thousands)	June 30, 2025	December 31, 2024
Available-for-sale securities:
Unrealized gains	$29,239	$3,328
Unrealized losses	(142,118)	(323,852)
Accumulated other comprehensive loss	$(112,879)	$(320,524)

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements (unaudited)
Reclassifications out of Accumulated Other Comprehensive Loss
The Company reclassifies unrealized gains and losses on AFS securities in accumulated other comprehensive loss to net (loss) income upon the recognition of any realized gains and losses on sales as individual securities are sold. For the three and six months ended June 30, 2025, the Company reclassified unrealized losses on sold AFS securities of $17.4 million and $64.3 million, respectively, from accumulated other comprehensive loss to loss on investment securities on the consolidated statements of comprehensive (loss) income. For the three and six months ended June 30, 2024, the Company reclassified unrealized losses on sold AFS securities of $9.4 million and $16.0 million, respectively, from accumulated other comprehensive loss to loss on investment securities on the consolidated statements of comprehensive (loss) income.
Note 16. Equity Incentive Plans
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
Restricted Stock Units
The following table summarizes the activity related to RSUs for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025		2024
	Units	Weighted Average Grant Date Fair Market Value	Units	Weighted Average Grant Date Fair Market Value
Outstanding at Beginning of Period	633,746	$15.64	613,699	$19.11
Granted	598,957	11.51	434,428	13.91
Vested	(349,863)	(15.62)	(346,980)	(19.32)
Forfeited	(450)	(17.43)	(1,570)	(18.51)
Outstanding at End of Period	882,390	$12.85	699,577	$15.77

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
Performance Share Units
The following table summarizes the activity related to PSUs for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025		2024
	Target Units	Weighted Average Grant Date Fair Market Value	Target Units	Weighted Average Grant Date Fair Market Value
Outstanding at Beginning of Period	652,770	$19.58	485,822	$24.89
Granted	390,662	13.29	292,000	16.19
Vested	(90,051)	(21.83)	(60,777)	(34.68)
Forfeited	(94,560)	(19.82)	(59,050)	(30.75)
Outstanding at End of Period	858,821	$16.46	657,995	$19.60

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
Non-Cash Equity Compensation Expense
For the three and six months ended June 30, 2025, the Company recognized compensation expense related to RSUs and PSUs granted pursuant to the Equity Incentive Plan of $1.9 million and $8.5 million, respectively. For the three and six months ended June 30, 2024, the Company recognized compensation expense related to RSUs and PSUs granted pursuant to the Equity Incentive Plan of $1.6 million and $7.7 million, respectively. As of June 30, 2025, the Company had $7.4 million of total unrecognized compensation cost related to unvested share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 2.0 years.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements (unaudited)
Note 17. Interest Income and Interest Expense
The following table presents the components of the Company’s interest income and interest expense for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Interest income:
Available-for-sale securities	$108,842	$99,211	$209,260	$199,816
Mortgage loans held-for-sale	145	3	198	4
Other	8,095	16,739	19,006	33,916
Total interest income	117,082	115,953	228,464	233,736
Interest expense:
Repurchase agreements	110,288	113,714	217,366	232,430
Revolving credit facilities	20,343	29,906	40,469	60,153
Warehouse lines of credit	129	—	184	—
Term notes payable	—	6,008	—	12,426
Senior notes	1,496	—	1,496	—
Convertible senior notes	4,445	4,579	8,900	9,198
Total interest expense	136,701	154,207	268,415	314,207
Net interest expense	$(19,619)	$(38,254)	$(39,951)	$(80,471)

Note 18. Income Taxes
For the six months ended June 30, 2025 and 2024, the Company qualified to be taxed as a REIT under the Internal Revenue Code for U.S. federal income tax purposes. As long as the Company qualifies as a REIT, the Company generally will not be subject to U.S. federal income taxes on its taxable income to the extent it annually distributes its net taxable income to stockholders, and does not engage in prohibited transactions. The Company intends to distribute 100% of its REIT taxable income and comply with all requirements to continue to qualify as a REIT. The majority of states also recognize the Company’s REIT status. The Company’s TRSs file separate tax returns and are fully taxed as standalone U.S. C corporations. It is assumed that the Company will retain its REIT status and will incur no REIT level taxation as it intends to comply with the REIT regulations and annual distribution requirements.
On July 4, 2025, the President signed into law the One Big Beautiful Bill Act, or the OBBBA, which includes a broad range of tax reform provisions affecting businesses. The OBBBA extends or makes permanent certain tax law changes enacted as part of the 2017 Tax Cuts and Jobs Act, as well as makes other changes to the current tax code. Given the date of enactment, the effects of the OBBBA are not reflected in the interim tax provision for the three and six months ended June 30, 2025. The Company has determined the OBBBA will not have a material impact on the Company’s financial condition, results of operations or financial statement disclosures.
During the three and six months ended June 30, 2025, the Company recognized a provision for income taxes of $1.7 million and $2.1 million, respectively, which was primarily due to net income from MSR servicing and mortgage loan origination activities, partially offset by net losses recognized on MSR and operating expenses incurred in the Company’s TRSs. During the three and six months ended June 30, 2024, the Company recognized a provision for income taxes of $14.2 million and $26.2 million, respectively, which was primarily due to net income from MSR servicing activities and net gains recognized on MSR, partially offset by operating expenses incurred in the Company’s TRSs.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements (unaudited)
Note 19. Earnings Per Share
The following table presents a reconciliation of the (loss) earnings and shares used in calculating basic and diluted (loss) earnings per share for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except share data)	2025	2024	2025	2024
Basic (Loss) Earnings Per Share:
Net (loss) income	$(259,041)	$56,336	$(338,096)	$259,924
Dividends on preferred stock	(13,239)	(11,784)	(26,425)	(23,568)
Gain on repurchase and retirement of preferred stock	—	—	—	644
Dividends and undistributed earnings allocated to participating restricted stock units	(344)	(330)	(748)	(1,704)
Net (loss) income attributable to common stockholders, basic	$(272,624)	$44,222	$(365,269)	$235,296
Basic weighted average common shares	104,084,326	103,555,755	104,030,680	103,478,847
Basic (loss) earnings per weighted average common share	$(2.62)	$0.43	$(3.51)	$2.27
Diluted (Loss) Earnings Per Share:
Net (loss) income attributable to common stockholders, basic	$(272,624)	$44,222	$(365,269)	$235,296
Reallocation impact of undistributed earnings to participating restricted stock units	—	—	—	27
Interest expense attributable to convertible notes	—	—	—	9,198
Net (loss) income attributable to common stockholders, diluted	$(272,624)	$44,222	$(365,269)	$244,521
Basic weighted average common shares	104,084,326	103,555,755	104,030,680	103,478,847
Effect of dilutive shares issued in an assumed vesting of performance share units	—	355,057	—	428,728
Effect of dilutive shares issued in an assumed conversion	—	—	—	9,229,054
Diluted weighted average common shares	104,084,326	103,910,812	104,030,680	113,136,629
Diluted (loss) earnings per weighted average common share	$(2.62)	$0.43	$(3.51)	$2.16

For the three and six months ended June 30, 2025 and the three months ended June 30, 2024, excluded from the calculation of diluted earnings per share was the effect of adding undistributed earnings reallocated to 543,891, 683,614 and 718,748 weighted average participating RSUs, respectively, as their inclusion would have been antidilutive under the two-class method. For the six months ended June 30, 2024, participating RSUs were included in the calculations of basic and diluted earnings per share under the two-class method, as it was more dilutive than the alternative treasury stock method.
For the three and six months ended June 30, 2025, excluded from the calculation of diluted earnings per share was the effect of adding 502,809 and 623,672 weighted average common share equivalents, respectively, related to the assumed vesting of outstanding PSUs, as their inclusion would have been antidilutive under the two-class method. For the three and six months ended June 30, 2024, the assumed vesting of outstanding PSUs was included in the calculation of diluted earnings per share under the two-class method, as it was more dilutive than the alternative treasury stock method.
For the three and six months ended June 30, 2025 and the three months ended June 30, 2024, excluded from the calculation of diluted earnings per share was the effect of adding back $4.4 million, $8.9 million and $4.6 million of interest expense and 8,871,339, 8,871,339 and 9,146,808 weighted average common share equivalents, respectively, related to the assumed conversion of the Company’s convertible senior notes, as their inclusion would have been antidilutive under the two-class method. For the six months ended June 30, 2024, the assumed conversion of the Company’s convertible senior notes (under the if-converted method) was included in the calculation of diluted earnings per share under the two-class method.

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

Note 21. Subsequent Events
Events subsequent to June 30, 2025 were evaluated through the date these consolidated financial statements were issued and no other additional events were identified requiring further disclosure in these consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q as well as our Annual Report on Form 10-K for the year ended December 31, 2024.

General
We are a Maryland corporation that invests in, finances and manages MSR and Agency RMBS, and, through our operational platform, RoundPoint Mortgage Servicing LLC, or RoundPoint, we are one of the largest servicers of conventional loans in the country. We are structured as an internally-managed REIT and our common stock is listed on the New York Stock Exchange, or NYSE, under the symbol “TWO.” We seek to leverage our core competencies of understanding and managing interest rate and prepayment risk to invest in our portfolio of MSR and Agency RMBS. Our objective is to deliver more stable performance, relative to RMBS portfolios without MSR, across changing market environments, and we are acutely focused on creating sustainable stockholder value over the long term.
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
RoundPoint has approvals from Fannie Mae and Freddie Mac to service residential mortgage loans, and services mortgage loans underlying TH MSR Holdings’ MSR as well as MSR owned by third parties. Late in the second quarter of 2024, RoundPoint began operating its in-house, direct-to-consumer originations platform, which was established primarily to benefit our MSR portfolio through the retention or recapture of existing borrowers by providing them with competitive refinance and purchase mortgage options. The originations platform also originates loans for new borrowers that do not currently have a mortgage loan serviced by RoundPoint and originates and brokers second lien loans to our borrowers. For our own MSR portfolio, adding new or recaptured MSR through our origination platform is intended to hedge faster than expected MSR prepayment speeds in a refinance environment, and requires less capital relative to acquiring MSR through flow and bulk purchases from third-party originators. In addition, origination activities are generally counter-cyclical to MSR; MSR fair value tends to move opposite to origination volume. For example, the value of MSR typically increases in periods marked by low origination activity and vice versa. Thus, origination activities provide supplementary sources of profitability to our stockholders while also hedging our MSR.
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
We seek to deploy moderate leverage as part of our investment strategy. We generally finance our Agency RMBS through short- and long-term borrowings structured as repurchase agreements. We also finance our MSR through revolving credit facilities and repurchase agreements. Additionally, we finance our origination of mortgage loans through repurchase agreements and warehouse lines of credit. We have also issued unsecured debt, namely senior notes and convertible senior notes, the funds from which have been and may be used to purchase our target assets and/or for other general corporate purposes.
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

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains, or incorporates by reference, not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act, and that are subject to the safe harbors created by such sections. Forward-looking statements involve numerous risks and uncertainties. Our actual results may differ from our beliefs, expectations, estimates, and projections and, consequently, you should not rely on these forward-looking statements as predictions of future events. Forward-looking statements are not historical in nature and can be identified by words such as “anticipate,” “estimate,” “will,” “should,” “expect,” “target,” “believe,” “intend,” “seek,” “plan,” “goals,” “future,” “likely,” “may,” “optimistic” and similar expressions or their negative forms, or by references to strategy, plans, or intentions. These forward-looking statements are subject to risks and uncertainties, including, among other things, those described in our Annual Report on Form 10-K for the year ended December 31, 2024, under the caption “Risk Factors.” Other risks, uncertainties and factors that could cause actual results to differ materially from those projected are described below and may be described from time to time in reports we file with the Securities and Exchange Commission, or the SEC, including our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise any such forward-looking statements, whether as a result of new information, future events, or otherwise.
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
•the availability and cost of financing for our target assets, including repurchase agreement financing, warehouse lines of credit, revolving credit facilities, senior notes and convertible senior notes;
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

Fair Value Measurement
A significant portion of our assets and liabilities are reported at fair value and, therefore, our consolidated balance sheets and statements of comprehensive (loss) income are significantly affected by fluctuations in market prices. At June 30, 2025, approximately 88.2% of our total assets, or $11.4 billion, consisted of financial instruments recorded at fair value. See Note 12 - Fair Value to the consolidated financial statements, included in this Quarterly Report on Form 10-Q, for descriptions of valuation methodologies used to measure material assets and liabilities at fair value and details of the valuation models, key inputs to those models and significant assumptions utilized. Although we execute various hedging strategies to mitigate our exposure to changes in fair value, we cannot fully eliminate our exposure to volatility caused by fluctuations in market prices.
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
Considerable judgment is used in forming conclusions and estimating inputs to our Level 3 fair value measurements. Level 3 inputs such as interest rate movements, prepayments speeds, credit losses and discount rates are inherently difficult to estimate. Changes to these inputs can have a significant effect on fair value measurements. Accordingly, there is no assurance that our estimates of fair value are indicative of the amounts that would be realized on the ultimate sale or exchange of these assets. At June 30, 2025, 23.3% of our total assets were classified as Level 3 fair value assets.

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

Market Conditions and Outlook
Fixed-income and equity markets proved resilient in the second quarter, rebounding from poor performance early in the quarter as the uncertainty of fluctuating tariff and trade policies unsettled markets, spiking the Chicago Board Options Exchange's Volatility Index to a multi-year high. As the quarter progressed, tariff tensions eased and the macro environment recovered steadily, leading the S&P 500 to a record high, returning 10.6% over the quarter. Similarly, yields for U.S. Treasuries initially increased, with the 10-year Treasury yield rising by about 60 basis points but finished the quarter with a net increase of only 2 basis points at 4.23%. The yield curve for U.S. Treasuries steepened, with the 2-year Treasury yield falling from 3.88% to 3.72%, or 16 basis points.
The Federal Reserve, or the Fed, left interest rates unchanged at both their May and June meetings, as benign readings on employment and inflation did not justify any immediate action and the potential inflationary impact of tariffs provided further justification to not lower rates prematurely. By quarter-end, Federal Funds futures implied over a 90% chance of an interest rate cut by the Fed in September, with the median forecast in the Fed’s own projections remaining unchanged at two cuts for 2025.
The performance of Agency RMBS tracked the pattern of the equity markets over the quarter, with spreads to interest rate swaps materially widening in April, then recovering over the next two months. An implied volatility gauge, 2-year options on 10-year swap rates, also followed suit, hitting a quarterly high of 104 basis points of annualized volatility in mid April only to close the quarter 4 basis points lower, falling from 98 to 94 basis points. Hedged performance across the coupon stack was uneven, with higher coupons generally outperforming longer duration lower coupons. During the quarter, the nominal spread for current coupon RMBS widened by 3 basis points to 171 basis points to the swap curve, while option-adjusted spreads finished 12 basis points wider at 81 basis points, reflecting the drop in implied volatility by quarter-end. Nominal spreads ended the quarter right on top of the year-to-date average, whereas option-adjusted spreads were about 5 basis points wider than average with swaption volatility about 5 basis points below average.
Primary mortgage rates were in the high 6% area for most of the quarter, dipped lower in March into early April which, together with stronger seasonal factors, drove an increase in prepayment rates in the second quarter. Increasingly fast closing times led to a notable bump up in refinance speeds and borrowers displayed a similar refinancing sensitivity to what we observed last fall. Overall prepayment rates for 30-year Agency RMBS increased by 1.8 percentage points quarter-over-quarter to 7.3% conditional prepayment rate, or CPR, in the second quarter. Nationally, existing home sales continue to run at a historically low volumes and are flat on a year-over-year basis. Inventory has begun to climb in the weakest markets and there have been some home price declines in select metropolitan areas.
The MSR market remains very well supported, with bank and non-bank servicers aggressively bidding for a declining amount of supply. The volume of MSR available in the bulk market has continued to trend lower from the peak years of 2022 and 2023, with supply about 30% lower year-over-year. Quarter-over-quarter, our MSR portfolio experienced a 1.6 percentage point pickup in prepayments rate to 5.8%. The increase was anticipated due to stronger seasonal factors, though the speed was slower than model expectations. Overall, prepayment rates on our low mortgage rate MSR are expected to remain very slow on a historical basis, which will remain a tailwind for the portfolio.
RMBS funding markets remained stable and available during throughout the quarter, with repurchase spreads normalizing into a tighter historical context at SOFR plus around 17 to 20 basis points.

Looking ahead, we will continue to be mindful of the many sources of volatility that can impact markets, and believe that it is premature to expect volatility to fall meaningfully. That said, the resilience that markets demonstrated in the second quarter is a reminder of the global demand for investments, be it in equities or fixed-income spread products like corporate bonds or mortgage-backed securities. Spreads for Agency RMBS, particularly when hedged with interest rate swaps, remain historically wide. Our core strategy of low mortgage rate MSR paired with Agency RMBS benefits not only from wide Agency spreads but also slow and stable prepayment rates, and RoundPoint’s direct-to-consumer platform provides us with the recapture to protect the return of the MSR in fast prepayment environments. Taken together, we are optimistic that our portfolio construction should generate attractive risk-adjusted returns over a wide range of market scenarios.
The following table provides the carrying value of our investment portfolio by asset type:

(dollars in thousands)	June 30, 2025		December 31, 2024
Agency RMBS	$8,387,068	73.5%	$7,376,965	71.1%
Mortgage servicing rights	3,015,643	26.5%	2,994,271	28.9%
Other	3,449	—%	3,734	—%
Total	$11,406,160		$10,374,970

Prepayment speeds and volatility due to interest rates
Our portfolio is subject to market risks, primarily interest rate risk and prepayment risk. We pair our MSR and interest-only Agency RMBS portfolio with a portion of our Agency pool portfolio to offset risk. During periods of decreasing interest rates with rising prepayment speeds, the market value of our Agency pools generally increases and the market value of our interest-only securities and MSR generally decreases. The inverse relationship occurs when interest rates rise and prepayments fall. Prepayment rates for the MSR portfolio increased to 5.8% over the three months ended June 30, 2025, which is consistent with the universe of mortgage loans with similar coupon rates, primarily due to stronger seasonal factors. In addition to changes in interest rates, changes in home price performance, key employment metrics and government programs, among other macroeconomic factors, can affect prepayment speeds. We believe our active portfolio management approach, including our asset selection process, positions us to respond to a variety of market scenarios. Although we are unable to predict future interest rate movements, our strategy of pairing MSR with Agency RMBS, with a focus on managing various associated risks, including interest rate, prepayment, credit, mortgage spread and financing risk, is intended to generate stable performance, relative to RMBS portfolios without MSR, with a low level of sensitivity to changes in the yield curve, prepayments and interest rate cycles.
The following table provides the three-month average CPR experienced by our Agency RMBS and MSR during the three months ended June 30, 2025, and the four immediately preceding quarters:

	Three Months Ended
	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024
Agency RMBS	8.4%	7.0%	7.5%	7.2%	7.3%
Mortgage servicing rights	5.8%	4.2%	4.9%	5.3%	5.3%

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

The following tables provide the carrying value of our Agency RMBS portfolio by underlying mortgage loan rate type:

	June 30, 2025
(dollars in thousands)	Principal/ Current Face	Carrying Value	Weighted Average CPR (1)	% Prepayment Protected	Gross Weighted Average Coupon Rate	Amortized Cost	Allowance for Credit Losses	Weighted Average Loan Age (months)
Agency RMBS AFS:
30-Year Fixed:
3.0%	$—	$—	—%	—%	—%	$—	$—	—
3.5%	—	—	—%	—%	—%	—	—	—
4.0%	193,317	182,284	8.6%	100.0%	4.5%	200,289	—	104
4.5%	1,720,795	1,662,477	8.3%	85.7%	5.1%	1,722,471	—	46
5.0%	1,601,163	1,584,002	13.6%	100.0%	5.7%	1,629,102	—	39
5.5%	1,292,700	1,302,231	9.5%	99.8%	6.4%	1,302,482	—	31
6.0%	2,468,457	2,519,481	7.0%	87.1%	6.9%	2,508,960	—	4
≥ 6.5%	408,429	424,017	4.8%	89.2%	7.3%	422,043	—	6
	7,684,861	7,674,492	9.0%	92.1%	6.2%	7,785,347	—	27
Other P&I	694,064	621,310	5.6%	—%	5.7%	622,275	—	17
Interest-only	390,314	21,506	9.0%	—%	5.4%	25,111	(1,894)	180
Agency Derivatives	1,259,132	69,760	11.3%	—%	7.1%	70,322	—	38
Total Agency RMBS	$10,028,371	$8,387,068		84.2%		$8,503,055	$(1,894)

	December 31, 2024
(dollars in thousands)	Principal/ Current Face	Carrying Value	Weighted Average CPR (1)	% Prepayment Protected	Gross Weighted Average Coupon Rate	Amortized Cost	Allowance for Credit Losses	Weighted Average Loan Age (months)
Agency RMBS AFS:
30-Year Fixed:
3.0%	$220,041	$188,239	4.9%	85.7%	3.7%	$195,717	$—	38
3.5%	109,474	97,261	3.1%	84.3%	4.1%	97,831	—	51
4.0%	585,683	537,910	9.4%	100.0%	4.6%	577,462	—	55
4.5%	2,076,840	1,972,162	7.5%	100.0%	5.1%	2,123,706	—	52
5.0%	1,759,213	1,713,538	6.9%	100.0%	5.8%	1,791,565	—	33
5.5%	1,411,225	1,401,684	6.7%	99.8%	6.4%	1,422,048	—	25
6.0%	499,542	505,297	13.0%	91.5%	6.9%	509,491	—	25
≥ 6.5%	377,197	388,924	9.7%	100.0%	7.5%	389,382	—	12
	7,039,215	6,805,015	7.7%	98.7%	5.7%	7,107,202	—	37
Other P&I	561,159	540,946	0.1%	—%	5.4%	557,799	—	15
Interest-only	462,886	22,016	10.1%	—%	5.4%	27,747	(2,386)	172
Agency Derivatives	135,310	8,988	9.9%	—%	6.6%	14,731	—	235
Total Agency RMBS	$8,198,570	$7,376,965		91.1%		$7,707,479	$(2,386)
____________________
(1)Weighted average actual one-month CPR released at the beginning of the following month based on RMBS held as of the preceding month-end.

Our MSR portfolio offers attractive spreads and has many risk reducing characteristics when paired with our Agency RMBS portfolio. The following table summarizes activity related to the UPB of loans underlying our MSR portfolio for the three months ended June 30, 2025, and the four immediately preceding quarters:

	Three Months Ended
(in thousands)	June 30, 2025	March 31, 2025	December 31, 2024	September 30 2024	June 30, 2024
UPB at beginning of period	$196,773,345	$200,317,009	$202,052,184	$209,389,409	$213,596,880
Purchases of mortgage servicing rights	6,554,362	154,724	2,439,058	3,287,735	327,750
Origination and recapture of mortgage servicing rights	34,054	20,225	43,132	17,359	—
Sales of mortgage servicing rights	—	—	2,828	(6,247,585)	—
Scheduled payments	(1,637,296)	(1,623,566)	(1,647,137)	(1,640,591)	(1,639,278)
Prepaid	(2,913,721)	(2,110,028)	(2,545,452)	(2,779,533)	(2,872,850)
Other changes	11,867	14,981	(27,604)	25,390	(23,093)
UPB at end of period	$198,822,611	$196,773,345	$200,317,009	$202,052,184	$209,389,409

Counterparty exposure and leverage ratio
We monitor counterparty exposure amongst our broker, banking and lending counterparties on a daily basis. We believe our broker and banking counterparties are well-capitalized organizations, and we attempt to manage our cash balances across these organizations to reduce our exposure to any single counterparty.
As of June 30, 2025, we had entered into repurchase agreements with 34 counterparties, 19 of which had outstanding balances. In addition, we held short- and long-term borrowings under revolving credit facilities, warehouse lines of credit, and unsecured borrowings under senior notes and convertible senior notes. As of June 30, 2025, the debt-to-equity ratio funding our Agency and non-Agency investment securities, MSR and related servicing advances and mortgage loans held-for-sale, which includes unsecured borrowings under senior notes and convertible senior notes, was 5.4:1.0.
As of June 30, 2025, we held $657.8 million in cash and cash equivalents, approximately $5.3 million of unpledged Agency RMBS and $3.1 million of unpledged non-Agency securities. As a result, we had an overall estimated unused borrowing capacity on our unpledged securities of approximately $6.3 million. As of June 30, 2025, we held approximately $81.3 million of unpledged MSR and $2.0 million of unpledged servicing advances. Overall, on June 30, 2025, we had $77.1 million unused committed and $760.0 million unused uncommitted borrowing capacity on MSR financing facilities, and $61.0 million in unused committed borrowing capacity on servicing advance financing facilities. As of June 30, 2025, we held approximately $0.4 million of unpledged mortgage loans and had $25.7 million unused committed borrowing capacity on our warehouse line of credit and $50.0 million unused uncommitted borrowing capacity on our loan repurchase agreement. Generally, unused borrowing capacity may be the result of our election not to utilize certain financing, as well as delays in the timing in which funding is provided, insufficient collateral or the inability to meet lenders’ eligibility requirements for specific types of asset classes.
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

Summary of Results of Operations and Financial Condition
Our book value per common share for U.S. GAAP purposes was $12.14 at June 30, 2025, a decrease from $14.66 per common share at March 31, 2025, and a decrease from $14.47 per common share at December 31, 2024. The decline in book value for both the three and six months ended June 30, 2025 was primarily driven by the loss contingency accrual of $199.9 million that was recorded in connection with our ongoing litigation with PRCM Advisers, net mark-to-market losses on MSR and derivative instruments and dividends declared, partially offset by net interest and servicing income and net mark-to-market gains recognized on investment securities. For further details regarding the loss contingency accrual recognized, refer to Note 14 - Commitments and Contingencies to the consolidated financial statements, included in this Quarterly Report on Form 10-Q. Our comprehensive loss attributable to common stockholders was $221.8 million and $156.9 million for the three and six months ended June 30, 2025, respectively, as compared to comprehensive income attributable to common stockholders of $0.5 million and $89.8 million for the three and six months ended June 30, 2024, respectively.

The following table presents the components of our comprehensive (loss) income for the three and six months ended June 30, 2025 and 2024:

(in thousands, except per share amounts)	Three Months Ended		Six Months Ended
Income Statement Data:	June 30,		June 30,
	2025	2024	2025	2024
	(unaudited)		(unaudited)
Net interest expense:
Interest income	$117,082	$115,953	$228,464	$233,736
Interest expense	136,701	154,207	268,415	314,207
Net interest expense	(19,619)	(38,254)	(39,951)	(80,471)
Net servicing income:
Servicing income	158,354	176,015	315,213	342,348
Servicing costs	2,386	4,475	5,583	11,594
Net servicing income	155,968	171,540	309,630	330,754
Other (loss) income:
Loss on investment securities	(32,830)	(22,437)	(65,559)	(33,412)
Loss on servicing asset	(35,902)	(22,857)	(72,123)	(11,845)
(Loss) gain on interest rate swap and swaption agreements	(52,950)	22,012	(151,738)	120,522
(Loss) gain on other derivative instruments	(31,257)	(750)	(29,809)	46,849
Gain (loss) on mortgage loans held-for-sale	883	—	1,552	(3)
Other income	1,038	226	1,799	226
Total other (loss) income	(151,018)	(23,806)	(315,878)	122,337
Expenses:
Compensation and benefits	21,469	21,244	48,058	47,773
Other operating expenses	21,307	17,699	41,812	38,751
Loss contingency accrual	199,935	—	199,935	—
Total expenses	242,711	38,943	289,805	86,524
(Loss) income before income taxes	(257,380)	70,537	(336,004)	286,096
Provision for income taxes	1,661	14,201	2,092	26,172
Net (loss) income	(259,041)	56,336	(338,096)	259,924
Dividends on preferred stock	(13,239)	(11,784)	(26,425)	(23,568)
Gain on repurchase and retirement of preferred stock	—	—	—	644
Net (loss) income attributable to common stockholders	$(272,280)	$44,552	$(364,521)	$237,000
Basic (loss) earnings per weighted average common share	$(2.62)	$0.43	$(3.51)	$2.27
Diluted (loss) earnings per weighted average common share	$(2.62)	$0.43	$(3.51)	$2.16
Dividends declared per common share	$0.39	$0.45	$0.84	$0.90
Comprehensive (loss) income:
Net (loss) income	$(259,041)	$56,336	$(338,096)	$259,924
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	50,473	(44,073)	207,645	(147,151)
Other comprehensive income (loss)	50,473	(44,073)	207,645	(147,151)
Comprehensive (loss) income	(208,568)	12,263	(130,451)	112,773
Dividends on preferred stock	(13,239)	(11,784)	(26,425)	(23,568)
Gain on repurchase and retirement of preferred stock	—	—	—	644
Comprehensive (loss) income attributable to common stockholders	$(221,807)	$479	$(156,876)	$89,849

Results of Operations
Interest Income
Interest income increased slightly to $117.1 million for the three months ended June 30, 2025 from $116.0 million for the same period in 2024, primarily due to an increase in Agency RMBS portfolio size and related yields, partially offset by lower average cash and reverse repurchase agreement balances held throughout the period. Interest income decreased slightly to $228.5 million for the six months ended June 30, 2025 from $233.7 million for the same period in 2024, primarily due to lower average cash and reverse repurchase agreement balances held throughout the period, partially offset by an increase in Agency RMBS portfolio size and related yields.
Interest Expense
Interest expense decreased to $136.7 million and $268.4 million for the three and six months ended 2025, respectively, from $154.2 million and $314.2 million for the same periods in 2024, primarily due to a decrease in interest rates towards the end of the third quarter and throughout the fourth quarter of 2024, partially offset by an increase in average borrowings outstanding on the higher Agency RMBS portfolio.

Net Interest Income
The following tables present the components of interest income and average net asset yield earned by asset type, the components of interest expense and average cost of funds on borrowings incurred by collateral type, and net interest income and average net interest spread for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
(dollars in thousands)	Average Balance (1)	Interest Income/Expense	Net Yield/Cost of Funds	Average Balance (1)	Interest Income/Expense	Net Yield/Cost of Funds
Interest-earning assets:
Available-for-sale securities	$8,662,943	$108,842	5.0%	$8,491,953	$209,260	4.9%
Mortgage loans held-for-sale	7,957	145	7.3%	5,664	198	7.0%
Reverse repurchase agreements	128,120	1,401	4.4%	235,055	5,108	4.3%
Other		6,694			13,898
Total interest income/net asset yield	$8,799,020	$117,082	5.3%	$8,732,672	$228,464	5.2%
Interest-bearing liabilities:
Borrowings collateralized by:
Available-for-sale securities	$8,262,110	$93,702	4.5%	$8,072,935	$184,836	4.6%
Agency Derivatives (2)	26,948	329	4.9%	16,002	391	4.9%
Mortgage servicing rights and advances (3)	1,861,010	36,600	7.9%	1,852,201	72,608	7.8%
Mortgage loans held-for-sale	7,651	129	6.7%	5,398	184	6.8%
Unsecured borrowings:
Senior notes	58,467	1,496	10.2%	29,234	1,496	10.2%
Convertible senior notes	260,827	4,445	6.8%	260,651	8,900	6.8%
Total interest expense/cost of funds	$10,477,013	$136,701	5.2%	$10,236,421	$268,415	5.2%
Net interest expense/spread		$(19,619)	0.1%		$(39,951)	—%

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
(dollars in thousands)	Average Balance (1)	Interest Income/Expense	Net Yield/Cost of Funds	Average Balance (1)	Interest Income/Expense	Net Yield/Cost of Funds
Interest-earning assets:
Available-for-sale securities	$8,300,435	$99,211	4.8%	$8,434,340	$199,816	4.7%
Mortgage loans held-for-sale	279	3	4.3%	292	4	2.7%
Reverse repurchase agreements	349,962	4,700	5.4%	347,980	9,359	5.4%
Other		12,039			24,557
Total interest income/net asset yield	$8,650,676	$115,953	5.4%	$8,782,612	$233,736	5.3%
Interest-bearing liabilities:
Borrowings collateralized by:
Available-for-sale securities	$7,734,155	$107,110	5.5%	$7,860,547	$219,463	5.6%
Agency Derivatives (2)	5,961	91	6.1%	7,177	221	6.2%
Mortgage servicing rights and advances (3)	1,887,241	42,421	9.0%	1,888,176	85,313	9.0%
Unsecured borrowings:
Convertible senior notes	265,930	4,579	6.9%	267,381	9,198	6.9%
Other		6			12
Total interest expense/cost of funds	$9,893,287	$154,207	6.2%	$10,023,281	$314,207	6.3%
Net interest income/spread		$(38,254)	(0.8)%		$(80,471)	(1.0)%
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

The increase in yields on AFS securities for the three and six months ended June 30, 2025, as compared to the same periods in 2024 was driven by net purchases of higher coupon AFS securities with ratably lower unamortized premiums. The decrease in cost of funds associated with the financing of AFS securities for the three and six months ended June 30, 2025, as compared to the same periods in 2024, was due to the lower interest rate environment.
The decrease in yields on reverse repurchase agreements for the three and six months ended June 30, 2025, as compared to the same periods in 2024, was due to the lower interest rate environment.
The decrease in cost of funds associated with the financing of MSR assets and related servicing advance obligations for the three and six months ended June 30, 2025, as compared to the same periods in 2024, was primarily due to the lower interest rate environment. We have one revolving credit facility in place to finance our servicing advance obligations, which are included in other assets on our consolidated balance sheets.
Late in the second quarter of 2024, RoundPoint began operating its in-house, direct-to-consumer originations platform. Prior to the launch of originations, our mortgage loans held-for-sale consisted of a small number of loans purchased from the collateral underlying our MSR, which were not pledged for any form of financing.
In May 2025, we issued $115.0 million of unsecured senior notes due in 2030, which pay interest quarterly at rate of 9.375% per annum. The cost of funds associated with our senior notes also includes amortization of deferred debt issuance costs.
The cost of funds associated with our convertible senior notes for the three and six months ended June 30, 2025, as compared to the same periods in 2024, was slightly lower due to the repurchase of $10.0 million principal amount late in the second quarter of 2024.
The following table presents the components of the yield earned on our AFS securities portfolio as a percentage of our average amortized cost of securities for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Gross yield/stated coupon	5.3%	4.9%	5.1%	4.9%
Net (premium amortization) discount accretion	(0.3)%	(0.1)%	(0.2)%	(0.2)%
Net yield	5.0%	4.8%	4.9%	4.7%

Net Servicing Income
The following table presents the components of net servicing income for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2025	2024	2025	2024
Servicing fee income	$124,409	$139,361	$250,580	$273,681
Ancillary and other fee income	5,201	4,435	10,295	8,292
Float income	28,744	32,219	54,338	60,375
Total servicing income	158,354	176,015	315,213	342,348
Total servicing costs	2,386	4,475	5,583	11,594
Net servicing income	$155,968	$171,540	$309,630	$330,754

The decrease in total servicing income for the three and six months ended June 30, 2025, as compared to the same periods in 2024, was primarily due to lower servicing fee income on a smaller MSR portfolio as a result of run-off and sales as well as lower float income due to the lower interest rate environment, partially offset by higher ancillary and other fee income from subservicing.

As previously discussed, RoundPoint handles substantially all servicing functions for the mortgage loans underlying our MSR. For the remaining portion of our serviced mortgage assets, we contract with appropriately licensed third-party subservicers to handle the servicing functions in the name of the subservicer. All third-party subservicing costs and other servicing expenses directly related to our MSR portfolio are included within the servicing costs line item on our consolidated statements of comprehensive (loss) income. All servicing-related general and administrative expenses incurred by RoundPoint are included within the compensation and benefits and other operating expenses line items on our consolidated statements of comprehensive (loss) income. The decrease in servicing costs during the three and six months ended June 30, 2025, as compared to the same periods in 2024, was the result of lower third-party deboarding and subservicing fees incurred.
Loss On Investment Securities
The following table presents the components of loss on investment securities for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2025	2024	2025	2024
Proceeds from sales	$3,771,764	$472,323	$5,101,348	$805,405
Amortized cost of securities sold	(3,804,924)	(494,316)	(5,167,984)	(837,561)
Total realized losses on sales	(33,160)	(21,993)	(66,636)	(32,156)
Reversal of (provision for) credit losses	116	(171)	22	(251)
Other	214	(273)	1,055	(1,005)
Loss on investment securities	$(32,830)	$(22,437)	$(65,559)	$(33,412)

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
Loss On Servicing Asset
The following table presents the components of loss on servicing asset for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2025	2024	2025	2024
Changes in fair value due to changes in valuation inputs or assumptions used in the valuation model	$27,357	$40,173	$43,373	$99,953
Changes in fair value due to realization of cash flows (runoff)	(63,251)	(62,990)	(115,488)	(111,758)
Losses on sales	(8)	(40)	(8)	(40)
Loss on servicing asset	$(35,902)	$(22,857)	$(72,123)	$(11,845)

The increase in loss on servicing asset for the three and six months ended June 30, 2025, as compared to the same periods in 2024, was driven by lower favorable change in valuation assumptions used in the fair valuation of MSR, primarily due to a lower average portfolio balance, and slightly higher portfolio run-off as a result of the lower interest rate environment.

(Loss) Gain On Interest Rate Swap And Swaption Agreements
The following table summarizes the net interest spread and gains and losses associated with our interest rate swap and swaption positions recognized during the three and six months ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2025	2024	2025	2024
Net interest spread	$6,382	$15,015	$12,357	$29,310
Early termination, agreement maturation and option expiration (losses) gains	(30,298)	2,388	(3,712)	16,278
Change in unrealized (loss) gain on interest rate swap and swaption agreements	(29,034)	4,609	(160,383)	74,934
(Loss) gain on interest rate swap and swaption agreements	$(52,950)	$22,012	$(151,738)	$120,522

Net interest spread recognized for the accrual and/or settlement of the net interest income associated with our interest rate swaps results from receiving either a floating interest rate (OIS or SOFR) or a fixed interest rate and paying either a fixed interest rate or a floating interest rate (OIS or SOFR) on positions held to economically hedge/mitigate portfolio interest rate exposure (or duration) risk. We may elect to terminate certain swaps and swaptions to align with our investment portfolio, agreements may mature or options may expire resulting in full settlement of our net interest spread asset/liability and the recognition of realized gains and losses, including early termination penalties. The change in fair value of interest rate swaps and swaptions during the three and six months ended June 30, 2025 and 2024 was a result of changes to floating interest rates (OIS or SOFR), the swap curve and corresponding counterparty borrowing rates. Swaps and swaptions are used for purposes of hedging our interest rate exposure, and therefore, their unrealized valuation gains and losses (excluding the reversal of unrealized gains and losses to realized gains and losses upon termination, maturation or option expiration) generally offset a portion of the unrealized losses and gains recognized on our Agency RMBS AFS portfolio, which are recorded either directly to stockholders’ equity through other comprehensive income (loss) or to loss on investment securities, in the case of certain AFS securities for which we have elected the fair value option.
(Loss) Gain On Other Derivative Instruments
The following table provides a summary of the total net gains (losses) recognized on other derivative instruments we hold for purposes of both hedging and non-hedging activities, principally TBAs, futures, options on futures, and inverse interest-only securities during the three and six months ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2025	2024	2025	2024
TBAs	$(10,757)	$(27,331)	$18,721	$(86,511)
Futures	(25,152)	26,678	(54,915)	135,614
Options on futures	(105)	—	(124)	(127)
Inverse interest-only securities	4,757	(97)	6,509	(2,127)
(Loss) gain on other derivative instruments	$(31,257)	$(750)	$(29,809)	$46,849

For further details regarding our use of derivative instruments and related activity, refer to Note 9 - Derivative Instruments and Hedging Activities to the consolidated financial statements, included in this Quarterly Report on Form 10-Q.

Gain (Loss) On Mortgage Loans Held-For-Sale
The following table provides a summary of the total net realized and unrealized gains (losses) recognized on mortgage loans held-for-sale and the related derivative instruments used to manage exposure to market risks primarily associated with fluctuations in interest rate risks related to our origination pipeline during the three and six months ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2025	2024	2025	2024
Mortgage loans held-for-sale	$769	$—	$1,294	$(3)
TBAs	(82)	—	(82)	—
Interest rate lock commitments	171	—	483	—
Forward mortgage loan sale commitments	25	—	(143)	—
Gain (loss) on mortgage loans held-for-sale	$883	$—	$1,552	$(3)

Late in the second quarter of 2024, RoundPoint began operating its in-house, direct-to-consumer originations platform. Prior to the launch of originations, our mortgage loans held-for-sale consisted of a small number of loans purchased from the collateral underlying our MSR.

Operating Expenses
The following table presents the components of operating expenses for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2025	2024	2025	2024
Compensation and benefits:
Non-cash equity compensation expenses	$1,932	$1,643	$8,455	$7,726
All other compensation and benefits	19,537	19,601	39,603	40,047
Total compensation and benefits	$21,469	$21,244	$48,058	$47,773
Other operating expenses:
Certain operating expenses (1)	$2,754	$(624)	$2,860	$574
All other operating expenses	18,553	18,323	38,952	38,177
Total other operating expenses	$21,307	$17,699	$41,812	$38,751
Annualized operating expense ratio	8.5%	7.0%	8.6%	7.8%
Annualized operating expense ratio, excluding non-cash equity compensation and certain operating expenses (1)	7.6%	6.8%	7.5%	7.0%
____________________
(1)Certain operating expenses predominantly consists of expenses incurred in connection with the Company’s ongoing litigation with PRCM Advisers, as discussed within Note 14 to the consolidated financial statements, included under Item 1 of this Quarterly Report on Form 10-Q.

The increase in total operating expenses during the three and six months ended June 30, 2025, as compared to the same periods in 2024, was primarily driven by higher expenses incurred in connection with the Company’s ongoing litigation with PRCM Advisers, as well as slightly higher compensation and benefits and other operating expenses. The increase in our annualized operating expense ratios was primarily driven by the lower average equity balances in the denominator as a result of comprehensive losses incurred and dividends declared during the three and six months ended June 30, 2025.

Loss Contingency Accrual
As discussed within Note 14 to the consolidated financial statements, included under Item 1 of this Quarterly Report on Form 10-Q, we recorded a loss contingency accrual of $199.9 million for both the three and six months ended June 30, 2025 in connection with our ongoing litigation with PRCM Advisers. This amount is reflective of the $139.8 million termination fee that the Company believes would have been payable to PRCM Advisers for termination on the basis of unfair compensation pursuant to the Management Agreement, plus applicable pre-judgment interest on such termination fee that has accrued through June 30, 2025.
Income Taxes
During the three and six months ended June 30, 2025, we recognized a provision for income taxes of $1.7 million and $2.1 million, respectively, which was primarily due to net income from MSR servicing and mortgage loan origination activities, partially offset by net losses recognized on MSR and operating expenses incurred in our TRSs. During the three and six months ended June 30, 2024, we recognized a provision for income taxes of $14.2 million and $26.2 million, respectively, which was primarily due to net income from MSR servicing activities and net gains recognized on MSR, partially offset by operating expenses incurred in our TRSs.
Other Comprehensive Income (Loss)
The following table provides a summary of the components of other comprehensive income (loss) during the three and six months ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2025	2024	2025	2024
Unrealized gains (losses) on available-for-sale securities	$33,113	$(53,466)	$143,333	$(163,124)
Realized losses on sales of available-for-sale securities reclassified to loss on investment securities	17,360	9,393	64,312	15,973
Other comprehensive income (loss)	$50,473	$(44,073)	$207,645	$(147,151)

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

Financial Condition
The following table presents significant components of our balance sheet as of June 30, 2025 and December 31, 2024:

(in thousands)	June 30, 2025	December 31, 2024
Balance Sheet Data:
Available-for-sale securities	$8,320,757	$7,371,711
Mortgage servicing rights	$3,015,643	$2,994,271
Total assets	$12,959,138	$12,204,319
Repurchase agreements	$8,782,622	$7,805,057
Revolving credit facilities	$1,011,871	$1,020,171
Senior notes	$110,867	$—
Convertible senior notes	$260,944	$260,229
Total stockholders’ equity	$1,886,026	$2,122,509

Available-for-Sale Securities, at Fair Value
The majority of our AFS investment securities portfolio is comprised of fixed rate Agency mortgage-backed securities backed by single-family and multi-family mortgage loans. We also hold $3.4 million in tranches of mortgage-backed and asset-backed P&I and interest-only non-Agency securities. All of our P&I Agency RMBS AFS are Fannie Mae or Freddie Mac mortgage pass-through certificates or collateralized mortgage obligations, or Ginnie Mae mortgage pass-through certificates, which are backed by the guarantee of the U.S. government. The majority of our Agency RMBS portfolio is comprised of whole pool certificates.
The table below summarizes certain characteristics of our Agency RMBS AFS at June 30, 2025:

	June 30, 2025
(dollars in thousands, except purchase price)	Principal/ Current Face	Net (Discount) Premium	Amortized Cost	Allowance for Credit Losses	Unrealized Gain	Unrealized Loss	Carrying Value	Weighted Average Coupon Rate	Weighted Average Purchase Price
P&I securities	$8,378,925	$28,697	$8,407,622	$—	$28,749	$(140,569)	$8,295,802	5.30%	$101.24
Interest-only securities	390,314	25,111	25,111	(1,894)	528	(2,239)	21,506	2.05%	$27.18
Total	$8,769,239	$53,808	$8,432,733	$(1,894)	$29,277	$(142,808)	$8,317,308

Mortgage Servicing Rights, at Fair Value
One of our wholly owned subsidiaries, TH MSR Holdings, has approvals from Fannie Mae and Freddie Mac to own and manage MSR, which represent the right to control the servicing of residential mortgage loans. TH MSR Holdings acquires MSR from third-party originators through flow and bulk purchases, as well as through the recapture of MSR on loans in its MSR portfolio that refinance. Beginning in 2024, TH MSR Holdings also acquires MSR on loans originated by its subsidiary, RoundPoint, through purchases and recapture of MSR. As of both June 30, 2025 and December 31, 2024, our MSR had a fair market value of $3.0 billion.
As of June 30, 2025, our MSR portfolio included MSR on 805,261 loans with an unpaid principal balance of approximately $198.8 billion. The following table summarizes certain characteristics of the loans underlying our MSR by gross weighted average coupon rate types and ranges at June 30, 2025:

	June 30, 2025
(dollars in thousands)	Number of Loans	Unpaid Principal Balance	Weighted Average Gross Coupon Rate	Weighted Average Current Loan Size	Weighted Average Loan Age (months)	Weighted Average Original FICO	Weighted Average Original LTV	60+ Day Delinquencies	3-Month CPR	Net Servicing Fee (bps)
30-Year Fixed:
≤ 3.25%	287,813	$86,951,024	2.8%	$358	53	768	71.0%	0.4%	4.7%	25.1
> 3.25 - 3.75%	141,331	35,098,164	3.4%	316	65	753	74.1%	0.9%	5.8%	25.2
> 3.75 - 4.25%	98,433	19,641,329	3.9%	264	87	751	75.8%	1.1%	6.3%	25.5
> 4.25 - 4.75%	54,721	9,745,229	4.4%	256	86	739	77.3%	1.7%	6.6%	25.3
> 4.75 - 5.25%	38,463	8,889,936	5.0%	349	55	747	78.9%	1.7%	6.7%	25.2
> 5.25%	63,532	19,870,185	6.2%	417	27	751	79.7%	1.6%	9.3%	27.1
	684,293	180,195,867	3.6%	340	58	759	73.8%	0.9%	5.7%	25.4
15-Year Fixed:
≤ 2.25%	21,638	4,957,310	2.0%	272	50	777	59.1%	0.2%	4.4%	25.0
> 2.25 - 2.75%	36,452	6,672,905	2.4%	228	53	772	58.9%	0.3%	5.6%	25.0
> 2.75 - 3.25%	30,529	3,518,484	2.9%	170	76	765	61.4%	0.3%	7.8%	25.3
> 3.25 - 3.75%	16,408	1,359,595	3.4%	132	89	755	64.0%	0.4%	9.8%	25.4
> 3.75 - 4.25%	7,653	554,567	3.9%	127	84	740	65.4%	0.9%	9.9%	25.3
> 4.25%	6,449	931,979	5.2%	295	33	749	64.2%	1.1%	11.7%	27.5
	119,129	17,994,840	2.7%	222	59	769	60.3%	0.3%	6.4%	25.2
Total ARMs	1,839	631,904	5.1%	454	39	766	71.3%	0.5%	12.1%	25.3
Total	805,261	$198,822,611	3.5%	$330	58	760	72.6%	0.8%	5.8%	25.4

Financing
Our borrowings consist primarily of repurchase agreements, revolving credit facilities, warehouse lines of credit, senior notes and convertible senior notes. Repurchase agreements and revolving credit facilities are collateralized by our pledge of AFS securities, derivative instruments, MSR, mortgage loans held-for-sale, servicing advances and certain cash balances. Substantially all of our Agency RMBS are currently pledged as collateral for repurchase agreements. Additionally, a substantial portion of our MSR is currently pledged as collateral for repurchase agreements and revolving credit facilities, and a portion of our servicing advances have been pledged as collateral for revolving credit facilities. Warehouse lines of credit are collateralized by our pledge of mortgage loans for a period of up to 90 days or until they are sold to the GSEs or other third-party investors in the secondary market, typically within 60 days of origination. Substantially all of our funded mortgage loans held-for-sale are currently pledged as collateral for warehouse lines of credit. We have three repurchase facilities in place that are secured by VFNs issued in connection with our securitization of MSR, which are collateralized by portions of our MSR portfolio. Additionally, in May 2025, we issued senior notes due in 2030, which are unsecured and pay interest quarterly at a rate of 9.375% per annum. Finally, our convertible senior notes due January 2026 are unsecured and pay interest semiannually at a rate of 6.25% per annum.
At June 30, 2025, borrowings under repurchase agreements, revolving credit facilities, warehouse lines of credit, senior notes and convertible senior notes had the following characteristics:

(dollars in thousands)	June 30, 2025
Borrowing Type	Amount Outstanding	Weighted Average Borrowing Rate	Weighted Average Years to Maturity
Repurchase agreements	$8,782,622	4.74%	0.2
Revolving credit facilities	1,011,871	7.36%	1.7
Warehouse lines of credit	9,275	6.31%	0.2
Senior notes	110,867	9.38%	5.1
Convertible senior notes	260,944	6.25%	0.5
Total	$10,175,579	5.09%	0.4

(dollars in thousands)	June 30, 2025
Collateral Type	Amount Outstanding	Weighted Average Borrowing Rate	Weighted Average Haircut on Collateral Value
Agency RMBS	$7,938,891	4.48%	3.6%
Non-Agency securities	195	5.01%	44.2%
Agency Derivatives	53,536	4.84%	16.3%
Mortgage servicing rights	1,712,871	7.40%	30.5%
Mortgage servicing advances	89,000	6.99%	13.2%
Mortgage loans held-for-sale	9,275	6.31%	—%
Other (1)	371,811	7.18%	N/A
Total	$10,175,579	5.09%	8.1%
____________________
(1)Includes unsecured borrowings under senior notes and convertible senior notes. The senior notes are due August 2030, paying interest quarterly at a rate of 9.375% per annum on the aggregate principal amount, which was $115.0 million on June 30, 2025. The convertible senior notes are due January 2026 paying interest semiannually at a rate of 6.25% per annum on the aggregate principal amount, which was $261.9 million on June 30, 2025.

As of June 30, 2025, the debt-to-equity ratio funding our Agency and non-Agency investment securities, MSR and related servicing advances and mortgage loans held-for-sale, which includes unsecured borrowings under senior notes and convertible senior notes, was 5.4:1.0. Our Agency RMBS, given their liquidity and high credit quality, are eligible for higher levels of leverage, while MSR, with less liquidity and/or more exposure to prepayment risk, utilize lower levels of leverage. Generally, our debt-to-equity ratio is directly correlated to the composition of our portfolio; typically, the higher the percentage of Agency RMBS we hold, the higher our debt-to-equity ratio will be. However, in addition to portfolio mix, our debt-to-equity ratio is a function of many other factors, including the liquidity of our portfolio, the availability and price of our financing, the diversification of our counterparties and their available capacity to finance our assets, and anticipated regulatory developments. We may alter the percentage allocation of our portfolio among our target assets depending on the relative value of the assets that are available to purchase from time to time, including at times when we are deploying proceeds from offerings we conduct. We believe the current degree of leverage within our portfolio helps ensure that we have access to unused borrowing capacity, thus supporting our liquidity and the strength of our balance sheet.
The following table provides a summary of our borrowings under repurchase agreements (excluding those collateralized by U.S. Treasuries), revolving credit facilities, warehouse lines of credit, term notes payable, senior notes and convertible senior notes and our debt-to-equity ratios for the three months ended June 30, 2025, and the four immediately preceding quarters:

(dollars in thousands)
For the Three Months Ended	Quarterly Average	End of Period Balance	Maximum Balance of Any Month-End	End of Period Total Borrowings to Equity Ratio	End of Period Net Long (Short) TBA Cost Basis	End of Period Net Payable (Receivable) for Unsettled RMBS	End of Period Economic Debt-to-Equity Ratio (1)
June 30, 2025	$10,477,013	$10,175,579	$10,737,324	5.4:1.0	$3,009,819	$108,474	7.0:1.0
March 31, 2025	$9,995,726	$10,942,563	$10,942,563	5.1:1.0	$3,001,672	$(643,896)	6.2:1.0
December 31, 2024	$9,566,487	$9,087,489	$10,293,529	4.3:1.0	$4,493,055	$269,370	6.5:1.0
September 30, 2024	$10,028,325	$10,025,403	$10,061,801	4.6:1.0	$5,060,417	$85,366	7.0:1.0
June 30, 2024	$9,893,287	$9,973,593	$9,973,593	4.5:1.0	$4,950,762	$—	6.8:1.0
____________________
(1)Defined as total borrowings under repurchase agreements (excluding those collateralized by U.S. Treasuries), revolving credit facilities, warehouse lines of credit, term notes payable, senior notes and convertible senior notes, plus implied debt on net TBA cost basis and net payable (receivable) for unsettled RMBS, divided by total equity.

Equity
The following table provides details of changes in our stockholders’ equity from March 31, 2025 to June 30, 2025:

(in millions, except per share amounts)	Book Value	Common Shares Outstanding	Common Book Value Per Share
Common stockholders’ equity at March 31, 2025	$1,525.0	104.0	$14.66
Net loss	(259.1)
Other comprehensive income	50.5
Comprehensive loss	(208.6)
Dividends on preferred stock	(13.2)
Comprehensive loss attributable to common stockholders	(221.8)
Dividends on common stock	(41.0)
Other	1.9	0.1
Balance before capital transactions	1,264.1	104.1
Issuance of common stock, net of offering costs	0.1	—
Common stockholders’ equity at June 30, 2025	$1,264.2	104.1	$12.14
Total preferred stock liquidation preference	621.8
Total stockholders’ equity at June 30, 2025	$1,886.0

Liquidity and Capital Resources
Our liquidity and capital resources are managed and forecasted on a daily basis. We believe this helps ensure that we have sufficient liquidity to absorb market events that could negatively impact collateral valuations and result in margin calls. We also believe that it gives us the flexibility to manage our portfolio to take advantage of market opportunities.
Our principal sources of cash consist of borrowings under repurchase agreements, revolving credit facilities, warehouse lines of credit, senior notes, convertible senior notes, payments of principal and interest we receive on our target assets, cash generated from our operating results, and proceeds from capital market transactions. We typically use cash to repay principal and interest on our borrowings, to purchase our target assets, to make dividend payments on our capital stock, and to fund our operations. To the extent that we raise additional equity capital through capital market transactions, we anticipate using cash proceeds from such transactions to purchase our target assets and for other general corporate purposes. Such general corporate purposes may include the refinancing or repayment of debt, the repurchase or redemption of common and preferred equity securities, and other capital expenditures.
As of June 30, 2025, we held $657.8 million in cash and cash equivalents available to support our operations; $11.4 billion of AFS securities, MSR, mortgage loans held-for-sale and derivative assets held at fair value; and $10.2 billion of outstanding debt in the form of repurchase agreements, borrowings under revolving credit facilities, warehouse lines of credit, senior notes and convertible senior notes. During the three and six months ended June 30, 2025, the debt-to-equity ratio funding our Agency and non-Agency investment securities, MSR and related servicing advances and mortgage loans held-for-sale, which includes unsecured borrowings under senior notes and convertible senior notes, increased from 5.1:1.0 to 5.4:1.0 and from 4.3:1.0 to 5.4:1.0, respectively, which was predominantly driven by a decrease in total stockholders’ equity as a result of comprehensive losses incurred and dividends declared during the three and six months ended June 30, 2025. During the three and six months ended June 30, 2025, our economic debt-to-equity ratio funding our Agency and non-Agency investment securities, MSR and related servicing advances and mortgage loans held-for-sale, which includes unsecured borrowings under senior notes and convertible senior notes, implied debt on net TBA cost basis and net payable (receivable) for unsettled RMBS, increased from 6.2:1.0 to 7.0:1.0 and from 6.5:1.0 to 7.0:1.0, respectively.
As of June 30, 2025, we held approximately $5.3 million of unpledged Agency RMBS and $3.1 million of unpledged non-Agency securities. As a result, we had an overall estimated unused borrowing capacity on unpledged securities of approximately $6.3 million. As of June 30, 2025, we held approximately $81.3 million of unpledged MSR and $2.0 million of unpledged servicing advances. Overall, on June 30, 2025, we had $77.1 million unused committed and $760.0 million unused uncommitted borrowing capacity on MSR financing facilities, and $61.0 million in unused committed borrowing capacity on servicing advance financing facilities. As of June 30, 2025, we held approximately $0.4 million of unpledged mortgage loans and had $25.7 million unused committed borrowing capacity on our warehouse lines of credit and $50.0 million unused uncommitted borrowing capacity on our loan repurchase agreement. Generally, unused borrowing capacity may be the result of our election not to utilize certain financing, as well as delays in the timing in which funding is provided, insufficient collateral or the inability to meet lenders’ eligibility requirements for specific types of asset classes. On a daily basis, we monitor and forecast our available, or excess, liquidity. Additionally, we frequently perform shock analyses against various market events to monitor the adequacy of our excess liquidity.
During the six months ended June 30, 2025, we did not experience any material issues accessing our funding sources. We expect ongoing sources of financing to be primarily repurchase agreements, revolving credit facilities, warehouse lines of credit, senior notes, convertible senior notes and similar financing arrangements. We plan to finance our assets with a moderate amount of leverage, the level of which may vary based upon the particular characteristics of our portfolio and market conditions.
As of June 30, 2025, we had master repurchase agreements in place with 34 counterparties (lenders), the majority of which are U.S. domiciled financial institutions, and we continue to evaluate additional counterparties to manage and optimize counterparty risk. Under our repurchase agreements, we are required to pledge additional assets as collateral to our lenders when the estimated fair value of the existing pledged collateral under such agreements declines and such lenders, through a margin call, demand additional collateral. Lenders generally make margin calls because of a perceived decline in the value of our assets collateralizing the repurchase agreements. This may occur following the monthly principal reduction of assets due to scheduled amortization and prepayments on the underlying mortgages, or may be caused by changes in market interest rates, a perceived decline in the market value of the investments and other market factors. To cover a margin call, we may pledge additional assets or cash. At maturity, any cash on deposit as collateral is generally applied against the repurchase agreement balance, thereby reducing the amount borrowed. Should the value of our assets suddenly decrease, significant margin calls on our repurchase agreements could result, causing an adverse change in our liquidity position.

In addition to our master repurchase agreements that fund our Agency and non-Agency securities, we have three repurchase facilities and two revolving credit facilities that provide short- and long-term financing for our MSR portfolio. We also have one revolving credit facility that provides long-term financing for our servicing advances, and one master repurchase agreement and one warehouse line of credit that provide short-term financing for our mortgage loans held-for-sale. A summary of our MSR, servicing advance and mortgage loan financing facilities is provided in the table below:

(in thousands)
June 30, 2025
Expiration Date (1)	Amount Outstanding	Unused Committed Capacity (2)	Unused Uncommitted Capacity	Total Capacity	Eligible Collateral
March 31, 2027	$642,731	$7,269	$250,000	$900,000	Mortgage servicing rights
March 8, 2027	$280,140	$69,860	$150,000	$500,000	Mortgage servicing rights (3)
May 22, 2026	$450,000	$—	$100,000	$550,000	Mortgage servicing rights (4)
October 26, 2026	$170,000	$—	$130,000	$300,000	Mortgage servicing rights (4)
November 21, 2025	$170,000	$—	$130,000	$300,000	Mortgage servicing rights (4)
June 14, 2026	$89,000	$61,000	$—	$150,000	Mortgage servicing advances
August 19, 2025	$9,275	$25,725	$—	$35,000	Mortgage loans held-for-sale
June 25, 2026	$—	$—	$50,000	$50,000	Mortgage loans held-for-sale
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

We are subject to a variety of financial covenants under our lending agreements. The following represent the most restrictive financial covenants across our lending agreements as of June 30, 2025:
•Total indebtedness to tangible net worth must be less than 8.0:1.0. As of June 30, 2025, our total indebtedness to tangible net worth, as defined, was 5.7:1.0.
•Cash liquidity must be greater than $200.0 million. As of June 30, 2025, our liquidity, as defined, was $657.8 million.
•Net worth must be greater than the higher of $1.5 billion or 50% of the highest net worth during the 24 calendar months prior. As of June 30, 2025, 50% of the highest net worth during the 24 calendar months prior, as defined, was $1.1 billion and our net worth, as defined, was $1.9 billion.
We are also subject to additional financial covenants in connection with various other agreements we enter into in the normal course of our business. We intend to continue to operate in a manner which complies with all of our financial covenants.
The following table summarizes assets at carrying values that were pledged or restricted as collateral for the future payment obligations of repurchase agreements, revolving credit facilities and warehouse lines of credit at June 30, 2025 and December 31, 2024:

(in thousands)	June 30, 2025	December 31, 2024
Available-for-sale securities, at fair value	$8,207,842	$7,097,561
Mortgage servicing rights, at fair value	2,934,340	2,989,106
Mortgage loans held-for-sale, at fair value	9,493	2,059
Restricted cash	44,569	218,715
Due from counterparties	38,221	25,231
Derivative assets, at fair value	65,676	5,031
Other assets	92,043	118,686
Total	$11,392,184	$10,456,389

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
We cannot predict the timing and impact of future sales of our assets, if any. Because many of our assets are financed with repurchase agreements, revolving credit facilities and warehouse lines of credit, a significant portion of the proceeds from sales of our assets (if any), prepayments and scheduled amortization are used to repay balances under these financing sources.
The following table provides the maturities of our repurchase agreements, revolving credit facilities, warehouse lines of credit, senior notes and convertible senior notes as of June 30, 2025 and December 31, 2024:

(in thousands)	June 30, 2025	December 31, 2024
Within 30 days	$2,359,326	$2,377,824
30 to 59 days	2,358,124	2,316,237
60 to 89 days	2,160,573	1,307,145
90 to 119 days	789,250	759,177
120 to 364 days	1,304,568	366,706
One to three years	1,092,871	1,960,400
Three to five years	—	—
Five to ten years	110,867	—
Total	$10,175,579	$9,087,489

For the three months ended June 30, 2025, our restricted and unrestricted cash balance increased approximately $100.6 million to $798.3 million at June 30, 2025. The cash movements can be summarized by the following:
•Cash flows from operating activities. For the three months ended June 30, 2025, operating activities increased our cash balances by approximately $99.1 million, primarily driven by our financial results for the quarter.
•Cash flows from investing activities. For the three months ended June 30, 2025, investing activities increased our cash balances by approximately $829.2 million, driven by net sales of and principal payments received on AFS securities and an increase in amounts due to counterparties, partially offset by purchases of MSR and net payments for derivative instruments and reverse repurchase agreements.
•Cash flows from financing activities. For the three months ended June 30, 2025, financing activities decreased our cash balance by approximately $827.8 million, primarily driven by net paydowns on our revolving credit facilities and the payment of dividends, partially offset by proceeds from the issuance of senior notes and net increases in revolving credit facility and warehouse line of credit financing.

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
We perform interest rate sensitivity analyses on various measures of our financial results and condition by examining how our assets, financing and hedges will perform in various interest rate “shock” scenarios. Two of these measures are presented below in more detail. The first measure is change in annualized net interest income over the next 12 months, including interest spread from our interest rate swaps and float income from custodial accounts associated with our servicing portfolio. The second measure is change in value of financial position, including the value of our derivative assets and liabilities. All changes in value are measured as the change from the June 30, 2025 financial position. All projected changes in annualized net interest income are measured as the change from the projected annualized net interest income based off current performance returns.
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

The following interest rate sensitivity table displays the potential impact of instantaneous, parallel changes in interest rates of +/- 25 and +/- 50 bps on annualized net interest income and portfolio value, based on our interest sensitive financial instruments at June 30, 2025. The preceding discussion shows that the results for the 25 bps move scenarios are the best representation of our interest rate exposure, followed by those for the 50 bps move scenarios. This hierarchy reflects our localized approach to managing interest rate risk: monitoring rates and rebalancing our hedges on a day-to-day basis, where rate moves only rarely exceed 25 bps in either direction.

	Changes in Interest Rates
(dollars in thousands)	-50 bps	-25 bps	+25 bps	+50 bps
Change in annualized net interest income (1):	$2,211	$1,138	$(1,123)	$(2,167)
% change in net interest income (1)	1.7%	0.9%	(0.9)%	(1.7)%
Change in value of financial position:
Available-for-sale securities	$165,851	$86,693	$(93,650)	$(193,622)
As a % of common equity	13.1%	6.9%	(7.4)%	(15.3)%
Mortgage servicing rights (2)	$(100,404)	$(45,764)	$40,193	$73,915
As a % of common equity (2)	(8.0)%	(3.6)%	3.2%	5.9%
Mortgage loans held-for-sale	$23	$13	$(15)	$(34)
As a % of common equity	—%	—%	—%	—%
Derivatives, net	$(101,430)	$(47,706)	$41,308	$76,368
As a % of common equity	(8.0)%	(3.8)%	3.3%	6.0%
Reverse repurchase agreements	$47	$24	$(24)	$(48)
As a % of common equity	—%	—%	—%	—%
Repurchase agreements	$(6,259)	$(3,130)	$3,130	$6,259
As a % of common equity	(0.5)%	(0.3)%	0.2%	0.5%
Revolving credit facilities	$(231)	$(116)	$115	$230
As a % of common equity	—%	—%	—%	—%
Warehouse lines of credit	$(2)	$(1)	$1	$2
As a % of common equity	—%	—%	—%	—%
Senior notes	$1,338	$685	$(711)	$(1,448)
As a % of common equity	—%	—%	—%	—%
Convertible senior notes	$995	$496	$(493)	$(983)
As a % of common equity	0.1%	—%	—%	(0.1)%
Total Net Assets	$(40,072)	$(8,806)	$(10,146)	$(39,361)
As a % of total assets	(0.3)%	(0.1)%	(0.1)%	(0.3)%
As a % of common equity	(3.2)%	(0.7)%	(0.8)%	(3.1)%
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

Certain assumptions have been made in connection with the calculation of the information set forth in the foregoing interest rate sensitivity table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at June 30, 2025. As discussed, the analysis utilizes assumptions and estimates based on our experience and judgment. Furthermore, future purchases and sales of assets could materially change our interest rate risk profile.
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
Liquidity Risk
Our liquidity risk is principally associated with our financing of long-maturity assets with shorter-term borrowings in the form of repurchase agreements and borrowings under revolving credit facilities and warehouse lines of credit. Although the interest rate adjustments of these assets and liabilities fall within the guidelines established by our operating policies, maturities are not required to be, nor are they, matched.
Should the value of our assets pledged as collateral suddenly decrease, lender margin calls could increase, causing an adverse change in our liquidity position. Moreover, the portfolio construction of MSR, which generally have negative duration, combined with levered RMBS, which generally have positive duration, may in certain market scenarios lead to variation margin calls, which could negatively impact our excess cash position. Additionally, if one or more of our repurchase agreement, revolving credit facility or warehouse line of credit counterparties chose not to provide ongoing funding, our ability to finance would decline or exist at possibly less favorable terms. As such, we cannot provide assurance that we will always be able to roll over our repurchase agreements, revolving credit facilities and warehouse lines of credit. See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in this Quarterly Report on Form 10-Q for further information about our liquidity and capital resource management.
Credit Risk
We believe that our investment strategy will generally keep our risk of credit losses low to moderate. However, we retain the risk of potential credit losses on our mortgage loans held-for-sale and all of the loans underlying our non-Agency securities.

Item 4. Controls and Procedures
A review and evaluation was performed by our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that review and evaluation, the CEO and CFO have concluded that our current disclosure controls and procedures, as designed and implemented, were effective as of June 30, 2025. Although our CEO and CFO have determined our disclosure controls and procedures were effective at the end of the period covered by this Quarterly Report on Form 10-Q, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the reports we submit under the Exchange Act.
There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
From time to time, we may be involved in various legal and regulatory matters that arise in the ordinary course of business. As previously disclosed, on July 15, 2020, we provided PRCM Advisers with a notice of termination of the Management Agreement for “cause” in accordance with Section 15(a) of the Management Agreement. We terminated the Management Agreement for “cause” on the basis of certain material breaches and certain events of gross negligence on the part of PRCM Advisers in the performance of its duties under the Management Agreement. On July 21, 2020, PRCM Advisers filed a complaint against us in the United States District Court for the Southern District of New York, or the Court. Subsequently, Pine River Domestic Management L.P. and Pine River Capital Management L.P. were added as plaintiffs to the matter. As amended, the complaint, or the Federal Complaint, alleges, among other things, the misappropriation of trade secrets in violation of both the Defend Trade Secrets Act and New York common law, breach of contract, breach of the implied covenant of good faith and fair dealing, unfair competition and business practices, unjust enrichment, conversion, and tortious interference with contract. The Federal Complaint seeks, among other things, an order enjoining us from making any use of or disclosing PRCM Advisers’ trade secret, proprietary, or confidential information; damages in an amount to be determined at a hearing and/or trial; disgorgement of our wrongfully obtained profits; and fees and costs incurred by the plaintiffs in pursuing the action. We filed our answer to the Federal Complaint and made counterclaims against PRCM Advisers and Pine River Capital Management L.P. On November 8, 2023, we and the plaintiffs filed motions for summary judgment, seeking judgment in each party’s favor on the pending claims and counterclaims. Each party opposed the other party’s motion for summary judgment. On March 31, 2025, the magistrate judge issued a report and recommendation (“R&R”) on the parties’ motions for summary judgment. The R&R recommended that our motion for summary judgment be denied in its entirety, and that PRCM Advisers’, Pine River Domestic’s and Pine River Capital’s motion for summary judgment be denied in part and granted in part. On April 30, 2025, we filed objections to the R&R. On May 23, 2025, the objections were overruled by the Court. The plaintiffs’ motion for summary judgment has been granted to the extent that we did not have a basis on which to terminate the Management Agreement for cause and as to our pending counterclaims, and the plaintiffs’ motion for summary judgment otherwise has been denied. Our motion for summary judgment has been denied. The parties have since agreed to participate in mediation, though the potential outcome cannot be determined at this time.

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
(b)None.
(c)Our preferred share repurchase program allows for the repurchase of up to an aggregate of 5,000,000 shares of the Company’s preferred stock, which includes the 8.125% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, 7.625% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock and 7.25% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock. Preferred shares may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to trading plans in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, or by any combination of such methods. The manner, price, number and timing of preferred share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The preferred share repurchase program does not require the purchase of any minimum number of shares, and, subject to SEC rules, purchases may be commenced or suspended at any time without prior notice. The preferred share repurchase program does not have an expiration date. As of June 30, 2025, we had repurchased an aggregate of 4,179,183 preferred shares under the program for a total cost of $77.3 million. We did not repurchase preferred shares during the three months ended June 30, 2025.

Our common share repurchase program allows for the repurchase of up to an aggregate of 9,375,000 shares of the Company’s common stock. Common shares may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act or by any combination of such methods. The manner, price, number and timing of common share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The common share repurchase program does not require the purchase of any minimum number of shares, and, subject to SEC rules, purchases may be commenced or suspended at any time without prior notice. The common share repurchase program does not have an expiration date. As of June 30, 2025, we had repurchased 3,637,028 common shares under the program for a total cost of $208.5 million. We did not repurchase common shares during the three months ended June 30, 2025.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
(a)None.
(b)None.
(c)On May 22, 2025, William Dellal, Vice President and Chief Financial Officer, adopted a written plan intended to satisfy affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act pursuant to which Mr. Dellal has elected to sell a number of shares sufficient to cover the local, state and federal tax liability associated with each future vesting of equity compensation, subject to the maximum of fifty percent of shares vesting.
Except as set forth above, during the three months ended June 30, 2025, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Exhibit Number	Exhibit Description
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
4.1
Indenture, dated as of January 19, 2017, between Two Harbors Investment Corp. and The Bank of New York Mellon Trust Company, N.A., as original trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 19, 2017).

4.2
Third Supplemental Indenture, dated as of May 5, 2025, among Two Harbors Investment Corp., The Bank of New York Mellon Trust Company, N.A., as original trustee, and U.S. Bank Trust Company, National Association, as series trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 7, 2025).

4.3
Fourth Supplemental Indenture, dated as of May 13, 2025, between Two Harbors Investment Corp. and U.S. Bank Trust Company, National Association, as series trustee (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form 8-A, filed with the SEC on May 13, 2025).

4.4
Form of 9.375% Senior Notes Due 2030 of the Company (attached as Exhibit A to the Fourth Supplemental Indenture, incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form 8-A, filed with the SEC on May 13, 2025).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)
101	Financial statements from the Quarterly Report on Form 10-Q of Two Harbors Investment Corp. for the three months ended June 30, 2025, filed with the SEC on July 29, 2025, formatted in Inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive (Loss) Income, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements. (filed herewith)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101). (filed herewith)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TWO HARBORS INVESTMENT CORP.
Dated:	July 29, 2025	By:	/s/ William Greenberg
William Greenberg President and Chief Executive Officer (Principal Executive Officer)
Dated:	July 29, 2025	By:	/s/ William Dellal
William Dellal Vice President and Chief Financial Officer (Principal Financial Officer)
Dated:	July 29, 2025	By:	/s/ Jillian Halm
Jillian Halm Chief Accounting Officer (Principal Accounting Officer)