Form 10-Q
period 2025-09-30
TWO HARBORS INVESTMENT CORP.
filed 2025-10-28
CIK 1465740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of October 23, 2025, there were 104,155,818 shares of outstanding common stock, par value $0.01 per share, issued and outstanding.

TWO HARBORS INVESTMENT CORP.

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
TWO HARBORS INVESTMENT CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2025	December 31, 2024
ASSETS	(unaudited)
Available-for-sale securities, at fair value (amortized cost $6,403,114 and $7,697,027, respectively; allowance for credit losses $1,854 and $2,866, respectively)	$6,348,157	$7,371,711
Mortgage servicing rights, at fair value	2,626,706	2,994,271
Mortgage loans held-for-sale, at fair value	12,635	2,334
Cash and cash equivalents	770,533	504,613
Restricted cash	116,388	313,028
Accrued interest receivable	28,325	33,331
Due from counterparties	505,353	386,464
Derivative assets, at fair value	135,431	10,114
Reverse repurchase agreements	158,135	355,975
Other assets	164,744	232,478
Total Assets (1)	$10,866,407	$12,204,319
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Repurchase agreements	$7,104,650	$7,805,057
Revolving credit facilities	945,371	1,020,171
Warehouse lines of credit	8,452	2,032
Senior notes	110,866	—
Convertible senior notes	261,370	260,229
Derivative liabilities, at fair value	7,720	24,897
Due to counterparties	390,599	648,643
Dividends payable	49,030	58,725
Accrued interest payable	45,226	85,994
Other liabilities	171,406	176,062
Total Liabilities (1)	9,094,690	10,081,810
Commitments and contingencies (see Note 14)
Stockholders’ Equity:
Preferred stock, par value $0.01 per share; 100,000,000 shares authorized and 24,870,817 shares issued and outstanding ($621,770 liquidation preference)	601,467	601,467
Common stock, par value $0.01 per share; 175,000,000 shares authorized and 104,155,818 and 103,680,321 shares issued and outstanding, respectively	1,041	1,037
Additional paid-in capital	5,946,814	5,936,609
Accumulated other comprehensive loss	(51,841)	(320,524)
Cumulative earnings	1,182,768	1,648,785
Cumulative distributions to stockholders	(5,908,532)	(5,744,865)
Total Stockholders’ Equity	1,771,717	2,122,509
Total Liabilities and Stockholders’ Equity	$10,866,407	$12,204,319
____________________
(1)The consolidated balance sheets include assets and liabilities of consolidated variable interest entities, or VIEs. At September 30, 2025 and December 31, 2024, assets of the VIEs totaled $124,320 and $163,317, and liabilities of the VIEs totaled $114,006 and $134,931, respectively. See Note 4 - Variable Interest Entities for additional information.
The accompanying notes are an integral part of these consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net interest expense:
Interest income	$93,615	$112,642	$322,079	$346,378
Interest expense	117,120	154,931	385,535	469,138
Net interest expense	(23,505)	(42,289)	(63,456)	(122,760)
Net servicing income:
Servicing income	166,448	171,732	481,661	514,080
Servicing costs	3,762	3,900	9,345	15,494
Net servicing income	162,686	167,832	472,316	498,586
Other income (loss):
(Loss) gain on investment securities	(16,187)	1,383	(81,746)	(32,029)
Loss on servicing asset	(104,896)	(133,349)	(177,019)	(145,194)
Gain (loss) on interest rate swap and swaption agreements	4,302	(172,263)	(147,436)	(51,741)
Gain (loss) on other derivative instruments	64,596	(32,722)	34,787	14,127
Gain on mortgage loans held-for-sale	1,596	927	3,148	924
Other income	4,114	123	5,913	349
Total other loss	(46,475)	(335,901)	(362,353)	(213,564)
Expenses:
Compensation and benefits	21,307	20,180	69,365	67,953
Other operating expenses	23,051	18,405	64,863	57,156
Litigation settlement expense	175,065	—	375,000	—
Total expenses	219,423	38,585	509,228	125,109
(Loss) income before income taxes	(126,717)	(248,943)	(462,721)	37,153
Provision for (benefit from) income taxes	1,204	(10,458)	3,296	15,714
Net (loss) income	(127,921)	(238,485)	(466,017)	21,439
Dividends on preferred stock	(13,324)	(11,784)	(39,749)	(35,352)
Gain on repurchase and retirement of preferred stock	—	—	—	644
Net loss attributable to common stockholders	$(141,245)	$(250,269)	$(505,766)	$(13,269)
Basic loss per weighted average common share	$(1.36)	$(2.42)	$(4.87)	$(0.14)
Diluted loss per weighted average common share	$(1.36)	$(2.42)	$(4.87)	$(0.14)
Comprehensive (loss) income:
Net (loss) income	$(127,921)	$(238,485)	$(466,017)	$21,439
Other comprehensive income:
Unrealized gain on available-for-sale securities	61,038	269,621	268,683	122,470
Other comprehensive income	61,038	269,621	268,683	122,470
Comprehensive (loss) income	(66,883)	31,136	(197,334)	143,909
Dividends on preferred stock	(13,324)	(11,784)	(39,749)	(35,352)
Gain on repurchase and retirement of preferred stock	—	—	—	644
Comprehensive (loss) income attributable to common stockholders	$(80,207)	$19,352	$(237,083)	$109,201
The accompanying notes are an integral part of these consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)
(in thousands)

	Preferred Stock	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Cumulative Earnings	Cumulative Distributions to Stockholders	Total Stockholders’ Equity
Balance, December 31, 2024	$601,467	$1,037	$5,936,609	$(320,524)	$1,648,785	$(5,744,865)	$2,122,509
Net loss	—	—	—	—	(79,055)	—	(79,055)
Other comprehensive income before reclassifications	—	—	—	110,220	—	—	110,220
Amounts reclassified from accumulated other comprehensive loss	—	—	—	46,952	—	—	46,952
Other comprehensive income	—	—	—	157,172	—	—	157,172
Issuance of common stock, net of offering costs	—	—	82	—	—	—	82
Preferred dividends declared	—	—	—	—	—	(13,186)	(13,186)
Common dividends declared	—	—	—	—	—	(47,256)	(47,256)
Non-cash equity award compensation	—	3	6,520	—	—	—	6,523
Balance, March 31, 2025	601,467	1,040	5,943,211	(163,352)	1,569,730	(5,805,307)	2,146,789
Net loss	—	—	—	—	(259,041)	—	(259,041)
Other comprehensive income before reclassifications	—	—	—	33,113	—	—	33,113
Amounts reclassified from accumulated other comprehensive loss	—	—	—	17,360	—	—	17,360
Other comprehensive income	—	—	—	50,473	—	—	50,473
Issuance of common stock, net of offering costs	—	—	68	—	—	—	68
Preferred dividends declared	—	—	—	—	—	(13,239)	(13,239)
Common dividends declared	—	—	—	—	—	(40,956)	(40,956)
Non-cash equity award compensation	—	1	1,931	—	—	—	1,932
Balance, June 30, 2025	601,467	1,041	5,945,210	(112,879)	1,310,689	(5,859,502)	1,886,026
Net loss	—	—	—	—	(127,921)	—	(127,921)
Other comprehensive income before reclassifications	—	—	—	53,786	—	—	53,786
Amounts reclassified from accumulated other comprehensive loss	—	—	—	7,252	—	—	7,252
Other comprehensive income	—	—	—	61,038	—	—	61,038
Issuance of common stock, net of offering costs	—	—	60	—	—	—	60
Preferred dividends declared	—	—	—	—	—	(13,324)	(13,324)
Common dividends declared	—	—	—	—	—	(35,706)	(35,706)
Non-cash equity award compensation	—	—	1,544	—	—	—	1,544
Balance, September 30, 2025	$601,467	$1,041	$5,946,814	$(51,841)	$1,182,768	$(5,908,532)	$1,771,717
The accompanying notes are an integral part of these consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited), continued
(in thousands)

	Preferred Stock	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Cumulative Earnings	Cumulative Distributions to Stockholders	Total Stockholders’ Equity
Balance, December 31, 2023	$613,213	$1,032	$5,925,424	$(176,429)	$1,349,973	$(5,509,823)	$2,203,390
Net income	—	—	—	—	203,588	—	203,588
Other comprehensive loss before reclassifications	—	—	—	(109,658)	—	—	(109,658)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	6,580	—	—	6,580
Other comprehensive loss	—	—	—	(103,078)	—	—	(103,078)
Repurchase and retirement of preferred stock	(11,746)	—	—	—	644	—	(11,102)
Issuance of common stock, net of offering costs	—	—	54	—	—	—	54
Preferred dividends declared	—	—	—	—	—	(11,784)	(11,784)
Common dividends declared	—	—	—	—	—	(47,081)	(47,081)
Non-cash equity award compensation	—	3	6,080	—	—	—	6,083
Balance, March 31, 2024	601,467	1,035	5,931,558	(279,507)	1,554,205	(5,568,688)	2,240,070
Net income	—	—	—	—	56,336	—	56,336
Other comprehensive loss before reclassifications	—	—	—	(53,466)	—	—	(53,466)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	9,393	—	—	9,393
Other comprehensive loss	—	—	—	(44,073)	—	—	(44,073)
Issuance of common stock, net of offering costs	—	—	50	—	—	—	50
Preferred dividends declared	—	—	—	—	—	(11,784)	(11,784)
Common dividends declared	—	—	—	—	—	(46,945)	(46,945)
Non-cash equity award compensation	—	1	1,642	—	—	—	1,643
Balance, June 30, 2024	601,467	1,036	5,933,250	(323,580)	1,610,541	(5,627,417)	2,195,297
Net loss	—	—	—	—	(238,485)	—	(238,485)
Other comprehensive income before reclassifications	—	—	—	267,864	—	—	267,864
Amounts reclassified from accumulated other comprehensive loss	—	—	—	1,757	—	—	1,757
Other comprehensive income	—	—	—	269,621	—	—	269,621
Issuance of common stock, net of offering costs	—	1	60	—	—	—	61
Preferred dividends declared	—	—	—	—	—	(11,784)	(11,784)
Common dividends declared	—	—	—	—	—	(46,946)	(46,946)
Non-cash equity award compensation	—	—	1,610	—	—	—	1,610
Balance, September 30, 2024	$601,467	$1,037	$5,934,920	$(53,959)	$1,372,056	$(5,686,147)	$2,169,374
The accompanying notes are an integral part of these consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2025	2024
Cash Flows From Operating Activities:
Net (loss) income	$(466,017)	$21,439
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Amortization of premiums and discounts on investment securities, net	13,421	11,400
Amortization of deferred debt issuance costs on term notes payable, senior notes and convertible senior notes	1,419	1,639
Reversal of provision for credit losses on investment securities	(113)	(25)
Realized and unrealized losses on investment securities	81,859	32,054
Loss on servicing asset	177,019	145,194
Realized and unrealized loss on interest rate swaps and swaptions	167,920	98,109
Unrealized gains on other derivative instruments	(24,597)	(37,903)
Gains on mortgage loans held-for-sale	(3,364)	(924)
Gain on repurchase of convertible senior notes	—	(226)
Equity based compensation	9,999	9,336
Originations and purchases of mortgage loans held-for-sale	(127,292)	(22,444)
Proceeds from sales of mortgage loans held-for-sale	117,267	19,559
Proceeds from repayment of mortgage loans held-for-sale	1,372	143
Net change in assets and liabilities:
Decrease (increase) in accrued interest receivable	5,006	(1,222)
(Increase) decrease in deferred income taxes, net	(12,425)	9,229
Decrease in accrued interest payable	(40,768)	(64,905)
Change in other operating assets and liabilities, net	71,081	1,610
Net cash (used in) provided by operating activities	(28,213)	222,063
Cash Flows From Investing Activities:
Purchases of available-for-sale securities	(8,753,764)	(1,513,681)
Proceeds from sales of available-for-sale securities	9,348,345	896,520
Principal payments on available-for-sale securities	602,489	517,249
Purchases of mortgage servicing rights, net of purchase price adjustments	(101,568)	(86,619)
Proceeds from sales of mortgage servicing rights	297,500	109,284
Net (payments) proceeds on derivative instruments	(285,065)	8,278
Payments for reverse repurchase agreements	(2,633,726)	(2,937,425)
Proceeds from reverse repurchase agreements	2,831,566	2,862,336
Payment for acquisition of RoundPoint Mortgage Servicing LLC	—	(20,976)
Decrease in due to counterparties, net	(376,933)	(163,653)
Net cash provided by (used in) investing activities	$928,844	$(328,687)
The accompanying notes are an integral part of these consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited), continued
(in thousands)

	Nine Months Ended
	September 30,
	2025	2024
Cash Flows From Financing Activities:
Proceeds from repurchase agreements	$35,598,361	$35,971,915
Principal payments on repurchase agreements	(36,298,768)	(35,228,722)
Proceeds from revolving credit facilities	213,000	58,500
Principal payments on revolving credit facilities	(287,800)	(388,500)
Proceeds from warehouse lines of credit	121,100	7,734
Principal payments on warehouse lines of credit	(114,680)	(4,717)
Repayment of term notes payable	—	(295,776)
Proceeds from issuance of senior notes	110,588	—
Repurchase of convertible senior notes	—	(9,675)
Repurchase and retirement of preferred stock	—	(11,102)
Proceeds from issuance of common stock, net of offering costs	210	165
Dividends paid on preferred stock	(38,209)	(35,580)
Dividends paid on common stock	(135,153)	(140,745)
Net cash used in financing activities	(831,351)	(76,503)
Net increase (decrease) in cash, cash equivalents and restricted cash	69,280	(183,127)
Cash, cash equivalents and restricted cash at beginning of period	817,641	794,833
Cash, cash equivalents and restricted cash at end of period	$886,921	$611,706
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$420,798	$506,654
Cash paid for taxes, net	$13,187	$3,648
Noncash Activities:
Dividends declared but not paid at end of period	$49,030	$58,730
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
The consolidated financial statements of the Company include the accounts of all subsidiaries; inter-company accounts and transactions have been eliminated. All trust entities in which the Company holds investments that are considered variable interest entities, or VIEs, for financial reporting purposes were reviewed for consolidation under the applicable consolidation guidance. Whenever the Company has both the power to direct the activities of a trust that most significantly impact the entities’ performance, and the obligation to absorb losses or the right to receive benefits of the entities that could be significant, the Company consolidates the trust. Certain prior period amounts have been reclassified to conform to the current period presentation. The accompanying consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial condition of the Company at September 30, 2025 and results of operations for all periods presented have been made. The results of operations for the three and nine months ended September 30, 2025 should not be construed as indicative of the results to be expected for future periods or the full year.
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
Recently Issued and/or Adopted Accounting Standards
Targeted Improvements to the Accounting for Internal-Use Software
In September 2025, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2025-06, which removes all references to prescriptive and sequential software development stages throughout Accounting Standards Codification (ASC) 350-40, Internal-Use Software. Under the guidance, an entity is required to start capitalizing software costs when both of the following occur: (i) management has authorized and committed to funding the software project and (ii) it is probable that the project will be completed and the software will be used to perform the function intended. The ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2027. Early adoption is permitted as of the beginning of the annual reporting period. The guidance may be applied using either a prospective transition approach, a modified transition approach or a retrospective transition approach. The Company has determined this ASU will not have a material impact on the Company’s financial condition, results of operations or financial statement disclosures.
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
The following table presents a summary of the assets and liabilities of all consolidated trusts as reported on the consolidated balance sheets as of September 30, 2025 and December 31, 2024:

(in thousands)	September 30, 2025	December 31, 2024
Restricted cash	$41,506	$44,631
Other assets	82,814	118,686
Total Assets	$124,320	$163,317
Revolving credit facilities	$72,500	$90,300
Accrued interest payable	457	560
Other liabilities	41,049	44,071
Total Liabilities	$114,006	$134,931

Note 5. Available-for-Sale Securities, at Fair Value
The Company holds both Agency and non-Agency available-for-sale, or AFS, investment securities which are carried at fair value on the consolidated balance sheets. The following table presents the Company’s AFS investment securities by collateral type as of September 30, 2025 and December 31, 2024:

(in thousands)	September 30, 2025	December 31, 2024
Agency:
Federal National Mortgage Association	$3,907,082	$4,764,502
Federal Home Loan Mortgage Corporation	2,254,707	2,505,390
Government National Mortgage Association	183,084	98,085
Non-Agency	3,284	3,734
Total available-for-sale securities	$6,348,157	$7,371,711

At September 30, 2025 and December 31, 2024, the Company pledged AFS securities with a carrying value of $6.2 billion and $7.1 billion, respectively, as collateral for repurchase agreements. See Note 13 - Financing.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements (unaudited)
At September 30, 2025 and December 31, 2024, the Company did not have any securities purchased from and financed with the same counterparty that did not meet the conditions of ASC 860, Transfers and Servicing, to be considered linked transactions and, therefore, classified as derivatives.
The Company is not required to consolidate VIEs for which it has concluded it is not the primary beneficiary (i.e., the Company does not have both the power to direct the activities of the VIEs that most significantly impact the entities’ performance, and the obligation to absorb losses or the right to receive benefits of the entities that could be significant). The Company’s investments in non-Agency securities are issued by entities that are deemed to be VIEs for which the Company has concluded it is not the primary beneficiary and, therefore, has not consolidated. The Company’s maximum exposure to loss from these unconsolidated VIEs is limited to the fair value of the Company’s investments in non-Agency securities issued by such VIEs. As of September 30, 2025 and December 31, 2024, the carrying value of all non-Agency securities issued by unconsolidated VIEs was $3.3 million and $3.7 million, respectively.
The following tables present the amortized cost and carrying value of AFS securities by collateral type as of September 30, 2025 and December 31, 2024:

	September 30, 2025
(in thousands)	Principal/ Current Face	Un-amortized Premium	Accretable Purchase Discount	Amortized Cost	Allowance for Credit Losses	Unrealized Gain	Unrealized Loss	Carrying Value
Agency:
Principal and interest	$6,281,036	$119,311	$(25,022)	$6,375,325	$—	$27,015	$(77,712)	$6,324,628
Interest-only	358,471	23,887	—	23,887	(1,494)	405	(2,553)	20,245
Total Agency	6,639,507	143,198	(25,022)	6,399,212	(1,494)	27,420	(80,265)	6,344,873
Non-Agency	466,657	3,400	(14)	3,902	(360)	199	(457)	3,284
Total	$7,106,164	$146,598	$(25,036)	$6,403,114	$(1,854)	$27,619	$(80,722)	$6,348,157

	December 31, 2024
(in thousands)	Principal/ Current Face	Un-amortized Premium	Accretable Purchase Discount	Amortized Cost	Allowance for Credit Losses	Unrealized Gain	Unrealized Loss	Carrying Value
Agency:
Principal and interest	$7,600,374	$135,743	$(71,116)	$7,665,001	$—	$2,789	$(321,829)	$7,345,961
Interest-only	462,886	27,747	—	27,747	(2,386)	473	(3,818)	22,016
Total Agency	8,063,260	163,490	(71,116)	7,692,748	(2,386)	3,262	(325,647)	7,367,977
Non-Agency	503,924	3,724	(16)	4,279	(480)	244	(309)	3,734
Total	$8,567,184	$167,214	$(71,132)	$7,697,027	$(2,866)	$3,506	$(325,956)	$7,371,711

The following table presents the Company’s AFS securities according to their estimated weighted average life classifications as of September 30, 2025:

	September 30, 2025
(in thousands)	Agency	Non-Agency	Total
< 1 year	$228	$—	$228
≥ 1 and < 3 years	10,650	—	10,650
≥ 3 and < 5 years	747,342	—	747,342
≥ 5 and < 10 years	5,550,284	3,284	5,553,568
≥ 10 years	36,369	—	36,369
Total	$6,344,873	$3,284	$6,348,157

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements (unaudited)
Measurement of Allowances for Credit Losses on AFS Securities
The Company uses a discounted cash flow method to estimate and recognize an allowance for credit losses on both Agency and non-Agency AFS securities that are not accounted for under the fair value option. The following tables present the changes in the allowance for credit losses on Agency and non-Agency AFS securities for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended			Nine Months Ended
	September 30, 2025			September 30, 2025
(in thousands)	Agency	Non-Agency	Total	Agency	Non-Agency	Total
Allowance for credit losses at beginning of period	$(1,894)	$(341)	$(2,235)	$(2,386)	$(480)	$(2,866)
Additions on securities for which credit losses were not previously recorded	(1)	(54)	(55)	(35)	(54)	(89)
Decrease (increase) on securities with previously recorded credit losses	119	27	146	68	134	202
Write-offs	282	8	290	859	40	899
Allowance for credit losses at end of period	$(1,494)	$(360)	$(1,854)	$(1,494)	$(360)	$(1,854)

	Three Months Ended			Nine Months Ended
	September 30, 2024			September 30, 2024
(in thousands)	Agency	Non-Agency	Total	Agency	Non-Agency	Total
Allowance for credit losses at beginning of period	$(2,893)	$(447)	$(3,340)	$(3,619)	$(324)	$(3,943)
Additions on securities for which credit losses were not previously recorded	—	(4)	(4)	(40)	(33)	(73)
Decrease/(increase) on securities with previously recorded credit losses	256	24	280	180	(82)	98
Write-offs	91	11	102	933	23	956
Allowance for credit losses at end of period	$(2,546)	$(416)	$(2,962)	$(2,546)	$(416)	$(2,962)

The following tables present the components comprising the carrying value of AFS securities for which an allowance for credit losses has not been recorded by length of time that the securities had an unrealized loss position as of September 30, 2025 and December 31, 2024. At September 30, 2025 and December 31, 2024, the Company held 951 and 632 AFS securities, respectively; of the securities for which an allowance for credit losses has not been recorded, 138 and 159 were in an unrealized loss position for less than twelve consecutive months and 275 and 370 were in an unrealized loss position for more than twelve consecutive months, respectively.

	September 30, 2025
	Unrealized Loss Position for
	Less than 12 Months		12 Months or More		Total
(in thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Agency	$770,809	$(3,583)	$2,327,856	$(75,680)	$3,098,665	$(79,263)
Non-Agency	600	(184)	—	—	600	(184)
Total	$771,409	$(3,767)	$2,327,856	$(75,680)	$3,099,265	$(79,447)

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

Gross Realized Gains and Losses
Gains and losses from the sale of AFS securities are recorded as realized gains (losses) within (loss) gain on investment securities in the Company’s consolidated statements of comprehensive (loss) income. The following table presents details around sales of AFS securities during the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2025	2024	2025	2024
Proceeds from sales of available-for-sale securities	$4,246,997	$91,115	$9,348,345	$896,520
Amortized cost of available-for-sale securities sold	(4,262,884)	(91,503)	(9,430,868)	(929,064)
Total realized losses on sales, net	$(15,887)	$(388)	$(82,523)	$(32,544)

Gross realized gains	$12,369	$—	$24,871	$627
Gross realized losses	(28,256)	(388)	(107,394)	(33,171)
Total realized losses on sales, net	$(15,887)	$(388)	$(82,523)	$(32,544)

Note 6. Servicing Activities
Mortgage Servicing Rights, at Fair Value
One of the Company’s wholly owned subsidiaries, TH MSR Holdings, has approvals from Fannie Mae and Freddie Mac to own and manage MSR, which represent the right to control the servicing of residential mortgage loans. TH MSR Holdings acquires MSR from third-party originators through flow and bulk purchases, as well as through the recapture of MSR on loans in its MSR portfolio that refinance. Beginning in 2024, TH MSR Holdings also acquires MSR on loans originated by its subsidiary, RoundPoint, through purchases and recapture of MSR. TH MSR Holdings does not directly service mortgage loans; instead, it engages its wholly owned subsidiary, RoundPoint, to handle substantially all servicing functions for the mortgage loans underlying the Company’s MSR. RoundPoint also services mortgage loans underlying MSR owned by third parties. RoundPoint has approvals from Fannie Mae, Freddie Mac and, beginning in the third quarter of 2025, Ginnie Mae, to service residential mortgage loans.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements (unaudited)
The following table summarizes activity related to the Company’s MSR portfolio for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2025	2024	2025	2024
Balance at beginning of period	$3,015,643	$3,065,415	$2,994,271	$3,052,016
Purchases of mortgage servicing rights	8,610	43,175	101,459	86,600
Additions from sales of mortgage loans	427	166	1,065	166
Sales of mortgage servicing rights	(293,078)	(91,103)	(293,078)	(109,324)
Changes in fair value due to:
Changes in valuation inputs or assumptions used in the valuation model	(38,686)	(70,868)	4,687	29,085
Other changes in fair value (1)	(66,210)	(62,481)	(181,698)	(174,239)
Balance at end of period (2)	$2,626,706	$2,884,304	$2,626,706	$2,884,304
____________________
(1)Primarily represents changes due to the realization of cash flows.
(2)Based on the prior month-end’s principal balance of the loans underlying the Company’s MSR, increased for current month purchases.

At September 30, 2025 and December 31, 2024, the Company pledged MSR with a carrying value of $2.6 billion and $3.0 billion, respectively, as collateral for repurchase agreements and revolving credit facilities. See Note 13 - Financing.
As of September 30, 2025 and December 31, 2024, the key economic assumptions and sensitivity of the fair value of MSR to immediate 10% and 20% adverse changes in these assumptions were as follows:

(dollars in thousands, except per loan data)	September 30, 2025	December 31, 2024
Weighted average prepayment speed:	6.9%	6.3%
Impact on fair value of 10% adverse change	$(52,310)	$(61,975)
Impact on fair value of 20% adverse change	$(101,980)	$(120,142)
Weighted average delinquency:	0.9%	0.8%
Impact on fair value of 10% adverse change	$(1,042)	$(1,297)
Impact on fair value of 20% adverse change	$(2,083)	$(2,567)
Weighted average option-adjusted spread:	5.2%	5.1%
Impact on fair value of 10% adverse change	$(61,905)	$(70,293)
Impact on fair value of 20% adverse change	$(120,884)	$(137,449)
Weighted average per loan annual cost to service:	$65.03	$65.02
Impact on fair value of 10% adverse change	$(31,420)	$(36,191)
Impact on fair value of 20% adverse change	$(62,839)	$(72,381)

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
Mortgage Servicing Income and Costs
The following table presents the components of servicing income recorded on the Company’s consolidated statements of comprehensive (loss) income for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2025	2024	2025	2024
Servicing fee income	$127,349	$126,597	$377,929	$400,278
Ancillary and other fee income	5,277	3,928	15,572	12,220
Float income	33,822	41,207	88,160	101,582
Total	$166,448	$171,732	$481,661	$514,080

As previously discussed, RoundPoint handles substantially all servicing functions for the mortgage loans underlying the Company’s MSR, as well as its originated or purchased mortgage loans held-for-sale. For the remaining portion of the Company’s serviced mortgage assets, the Company contracts with appropriately licensed third-party subservicers to handle the servicing functions in the name of the subservicer. All third-party subservicing costs and other servicing expenses directly related to the Company’s MSR portfolio are included within the servicing costs line item on the Company’s consolidated statements of comprehensive (loss) income. All servicing-related general and administrative expenses incurred by RoundPoint are included within the compensation and benefits and other operating expenses line items on the Company’s consolidated statements of comprehensive (loss) income.
Mortgage Servicing Advances
As the servicer of record for the MSR assets, the Company may be required to advance principal and interest payments to security holders, and intermittent tax and insurance payments to local authorities and insurance companies on mortgage loans that are in forbearance, delinquency or default. The Company is responsible for funding these advances, potentially for an extended period of time, before receiving reimbursement from Fannie Mae and Freddie Mac. Servicing advances are priority cash flows in the event of a loan principal reduction or foreclosure and ultimate liquidation of the real estate-owned property, thus making their collection reasonably assured. These servicing advances, net of an allowance for uncollectible advances, totaled $81.0 million and $141.6 million and were included in other assets on the consolidated balance sheets as of September 30, 2025 and December 31, 2024, respectively. At both September 30, 2025 and December 31, 2024, mortgage loans in 60+ day delinquent status (whether or not subject to forbearance) accounted for approximately 0.9% of the aggregate principal balance of loans for which the Company had servicing advance funding obligations (loans underlying the Company’s MSR).
The Company has one revolving credit facility to finance its servicing advance obligations. At September 30, 2025 and December 31, 2024, the Company had pledged servicing advances with a gross carrying value of $82.8 million and $118.7 million, respectively, as collateral for this revolving credit facility. See Note 13 - Financing.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements (unaudited)
Serviced Mortgage Assets
The Company’s total serviced mortgage assets consist of mortgage loans underlying its MSR assets, off-balance sheet mortgage loans owned by third parties and subserviced by the Company, off-balance sheet mortgage loans owned by third parties for which the Company acts as servicing administrator (subserviced by appropriately licensed third-party subservicers), originated or purchased mortgage loans held-for-sale at period-end, and other assets. The following table presents the number of loans and unpaid principal balance of the mortgage assets for which the Company manages the servicing as of September 30, 2025 and December 31, 2024:

	September 30, 2025		December 31, 2024
(dollars in thousands)	Number of Loans	Unpaid Principal Balance	Number of Loans	Unpaid Principal Balance
Mortgage servicing rights	720,038	$175,820,641	803,091	$200,317,008
Subservicing	135,706	30,203,608	57,961	11,219,408
Servicing administrator	519	278,371	543	299,955
Mortgage loans held-for-sale	41	12,300	13	2,297
Other assets	—	—	1	50
Total serviced mortgage assets	856,304	$206,314,920	861,609	$211,838,718

Note 7. Mortgage Loans Held-for-Sale, at Fair Value
The Company originates residential mortgage loans for the purpose of selling to the GSEs or other third-party investors in the secondary market on a servicing-retained basis, typically within 60 days of origination. The Company also holds a small amount of mortgage loans purchased from the collateral underlying its MSR. Mortgage loans held-for-sale are recorded at fair value as a result of a fair value option election. The following table presents the carrying value of Company’s mortgage loans held-for-sale as of September 30, 2025 and December 31, 2024:

(in thousands)	September 30, 2025	December 31, 2024
Unpaid principal balance	$12,301	$2,297
Mark-to-market adjustments	334	37
Total mortgage loans held-for-sale	$12,635	$2,334

The following table presents a reconciliation of the Company’s mortgage loans held-for-sale for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2025	2024	2025	2024
Balance at beginning of period	$9,888	$278	$2,334	$332
Originations and purchases of mortgage loans	49,753	22,394	127,292	22,445
Sales and principal collections	(47,113)	(19,378)	(117,288)	(19,479)
Unrealized gains (losses) on mortgage loans	107	50	297	46
Balance at end of period	$12,635	$3,344	$12,635	$3,344

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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements (unaudited)
The Company utilizes repurchase agreements and warehouse lines of credit to finance its mortgage loans held-for-sale. At September 30, 2025, the Company had pledged mortgage loans held-for-sale with a carrying value of $12.4 million as collateral for its repurchase agreements and warehouse line of credit. At December 31, 2024, the Company had pledged mortgage loans held-for-sale with a carrying value of $2.1 million as collateral for its warehouse line of credit. See Note 13 - Financing.

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
The following table presents the Company’s restricted cash balances as of September 30, 2025 and December 31, 2024:

(in thousands)	September 30, 2025	December 31, 2024
Restricted cash balances held by trading counterparties:
For securities trading activity	$350	$950
For derivatives trading activity	50,827	43,398
For servicing activities	46,730	49,900
As restricted collateral for borrowings	18,414	218,715
Total restricted cash balances held by trading counterparties	116,321	312,963
Restricted cash balance pursuant to letter of credit on office lease	67	65
Total	$116,388	$313,028

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the Company’s consolidated balance sheets as of September 30, 2025 and December 31, 2024 that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

(in thousands)	September 30, 2025	December 31, 2024
Cash and cash equivalents	$770,533	$504,613
Restricted cash	116,388	313,028
Total cash, cash equivalents and restricted cash	$886,921	$817,641

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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements (unaudited)
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
The following tables present the gross fair value and notional amounts of the Company’s derivative financial instruments treated as trading derivatives as of September 30, 2025 and December 31, 2024:

	September 30, 2025
	Derivative Assets		Derivative Liabilities
(in thousands)	Fair Value	Notional	Fair Value	Notional
Inverse interest-only securities	$133,313	$2,181,910	$—	$—
Interest rate swap agreements	—	—	—	24,881,904
TBAs	1,050	(693,371)	(7,720)	5,101,000
Futures, net	—	(5,048,200)	—	—
Interest rate lock commitments	1,068	63,129	—	—
Total	$135,431	$(3,496,532)	$(7,720)	$29,982,904

	December 31, 2024
	Derivative Assets		Derivative Liabilities
(in thousands)	Fair Value	Notional	Fair Value	Notional
Inverse interest-only securities	$9,058	$135,310	$—	$—
Interest rate swap agreements	—	16,594,467	—	—
TBAs	732	(34,000)	(24,883)	4,531,800
Futures, net	—	(3,973,400)	—	—
Interest rate lock commitments	151	15,727	(13)	2,613
Forward mortgage loan sale commitments	173	19,030	(1)	1,343
Total	$10,114	$12,757,134	$(24,897)	$4,535,756

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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements (unaudited)
The following table summarizes the location and amount of gains and losses on derivative instruments reported in the consolidated statements of comprehensive (loss) income:

Derivative Instruments	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		Three Months Ended		Nine Months Ended
(in thousands)		September 30,		September 30,
		2025	2024	2025	2024
Interest rate risk management:
TBAs	Gain (loss) on other derivative instruments	$69,324	$84,073	$88,045	$(2,438)
Futures	Gain (loss) on other derivative instruments	(9,697)	(119,553)	(64,612)	16,061
Options on futures	Gain (loss) on other derivative instruments	(161)	—	(285)	(127)
Interest rate swaps - Payers	Gain (loss) on interest rate swap and swaption agreements	(12,175)	(201,417)	(309,164)	17,521
Interest rate swaps - Receivers	Gain (loss) on interest rate swap and swaption agreements	16,477	29,155	161,728	(69,292)
Swaptions	Gain (loss) on interest rate swap and swaption agreements	—	—	—	31
TBAs (pipeline)	Gain on mortgage loans held-for-sale	(163)	—	(245)	—
Interest rate lock commitments	Gain on mortgage loans held-for-sale	447	478	930	478
Forward mortgage loan sale commitments	Gain on mortgage loans held-for-sale	—	29	(143)	29
Non-risk management:
Inverse interest-only securities	Gain (loss) on other derivative instruments	5,130	2,758	11,639	631
Total		$69,182	$(204,477)	$(112,107)	$(37,106)

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements (unaudited)
For the three and nine months ended September 30, 2025, the Company recognized income of $8.1 million and $20.5 million, respectively, for the accrual and/or settlement of the net interest spread associated with its interest rate swaps. The income results from receiving either a floating interest rate (OIS or SOFR) or a fixed interest rate and paying either a fixed interest rate or a floating interest rate (OIS or SOFR) on an average $22.0 billion and $16.5 billion notional, respectively. For the three and nine months ended September 30, 2024, the Company recognized income of $17.1 million and $46.4 million, respectively, for the accrual and/or settlement of the net interest spread associated with its interest rate swaps. The income results from receiving either a floating interest rate (OIS or SOFR) or a fixed interest rate and paying either a fixed interest rate or a floating interest rate (OIS or SOFR) on an average $13.4 billion and $13.3 billion notional, respectively.
The following table presents the average notional amount for the Company’s derivative instruments during the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2025	2024	2025	2024
Inverse interest-only securities	$1,903,262	$145,931	$937,547	$153,181
Interest rate swap agreements	22,030,990	13,365,113	16,471,850	13,290,306
Swaptions, net	—	—	—	(77,372)
TBAs, net	4,658,871	4,799,826	3,422,617	4,046,869
Futures, net	(4,344,853)	(4,975,350)	(3,742,509)	(5,937,450)
Interest rate lock commitments	43,070	26,775	36,274	14,204
Forward mortgage loan sale commitments	—	26,872	9,943	14,253
Total	$24,291,340	$13,389,167	$17,135,722	$11,503,991

Cash flow activity related to derivative instruments is reflected within the operating activities and investing activities sections of the consolidated statements of cash flows. Realized gains and losses and derivative fair value adjustments are reflected within the realized and unrealized loss on interest rate swaps and swaptions, unrealized gains on other derivative instruments and gains on mortgage loans held-for-sale line items within the operating activities section of the consolidated statements of cash flows. The remaining cash flow activity related to derivative instruments is reflected within the net (payments) proceeds on derivative instruments and decrease in due to counterparties, net line items within the investing activities section of the consolidated statements of cash flows.
Interest Rate Sensitive Assets/Liabilities
The Company’s Agency RMBS portfolio is generally subject to change in value when interest rates or prepayment speeds decrease or increase, depending on the type of investment. Periods of rising interest rates with corresponding decreasing prepayment speeds generally result in a decline in the value of the Company’s fixed-rate Agency principal and interest (P&I) RMBS. The impact of this effect on the Company’s fixed-rate Agency P&I RMBS portfolio is partially mitigated by the presence of fixed-rate interest-only Agency RMBS, which generally increase in value when prepayment speeds decrease and MSR, which generally increase in value when prepayment speeds decrease and interest rates increase. As of September 30, 2025 and December 31, 2024, the Company had $16.0 million and $16.5 million, respectively, of interest-only securities, and $2.6 billion and $3.0 billion, respectively, of MSR. Interest-only securities are included in AFS securities, at fair value, in the consolidated balance sheets.

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
The Company may hold both long and short notional TBA positions, which are disclosed on a gross basis according to the unrealized gain or loss position of each TBA contract regardless of long or short notional position. The following tables present the notional amount, cost basis, market value and carrying value (which approximates fair value) of the Company’s TBA positions as of September 30, 2025 and December 31, 2024:

	September 30, 2025
				Net Carrying Value (4)
(in thousands)	Notional Amount (1)	Cost Basis (2)	Market Value (3)	Derivative Assets	Derivative Liabilities
Purchase contracts	$5,566,000	$5,575,021	$5,567,609	$—	$(7,412)
Sale contracts	(1,158,371)	(1,183,602)	(1,182,860)	1,050	(308)
TBAs, net	$4,407,629	$4,391,419	$4,384,749	$1,050	$(7,720)

	December 31, 2024
				Net Carrying Value (4)
(in thousands)	Notional Amount (1)	Cost Basis (2)	Market Value (3)	Derivative Assets	Derivative Liabilities
Purchase contracts	$4,931,800	$4,898,394	$4,874,996	$—	$(23,398)
Sale contracts	(434,000)	(405,339)	(406,092)	732	(1,485)
TBAs, net	$4,497,800	$4,493,055	$4,468,904	$732	$(24,883)
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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements (unaudited)
Futures. The Company may use a variety of types of futures independently, or in conjunction with other derivative and non-derivative instruments, in order to mitigate risks. The following table summarizes certain characteristics of the Company’s futures as of September 30, 2025 and December 31, 2024:

(dollars in thousands)	September 30, 2025			December 31, 2024
Type & Maturity	Notional Amount	Carrying Value	Weighted Average Months to Expiration	Notional Amount	Carrying Value	Weighted Average Months to Expiration
U.S. Treasury futures - 2 year	$(1,613,400)	$—	3.03	$(2,027,800)	$—	2.96
U.S. Treasury futures - 5 year	(1,159,400)	—	3.03	(713,800)	—	2.96
U.S. Treasury futures - 10 year	(502,700)	—	2.63	(907,600)	—	2.60
U.S. Treasury futures - 20 year	257,300	—	2.63	318,300	—	2.60
Eris SOFR swap futures - 5 year	(1,200,000)	—	62.60	—	—	—
Eris SOFR swap futures - 10 year	(830,000)	—	122.63	(80,000)	—	122.63
SOFR futures:
≤ 1 year	—	—	—	(562,500)	—	5.52
> 1 and ≤ 2 years	291,750	—	20.48	—	—	—
> 2 and ≤ 3 years	(291,750)	—	26.47	—	—	—
Total futures	$(5,048,200)	$—	32.70	$(3,973,400)	$—	5.24

Interest Rate Swap Agreements. The Company may use interest rate swaps independently, or in conjunction with other derivative and non-derivative instruments, in order to mitigate risks. As of September 30, 2025 and December 31, 2024, the Company held the following interest rate swaps that were utilized as economic hedges of interest rate exposure (or duration) whereby the Company receives interest at a floating interest rate (OIS or SOFR):

(dollars in thousands)
September 30, 2025
Swaps Maturities	Notional Amount	Weighted Average Fixed Pay Rate	Weighted Average Receive Rate	Weighted Average Maturity (Years)
≤ 1 year	$3,803,133	4.050%	4.240%	0.52
> 1 and ≤ 3 years	3,296,266	3.473%	4.240%	2.08
> 3 and ≤ 5 years	3,108,258	3.576%	4.240%	4.36
> 5 and ≤ 7 years	2,111,133	3.752%	4.240%	6.31
> 7 and ≤ 10 years	1,641,239	3.892%	4.240%	9.56
> 10 years	1,214,318	3.967%	4.240%	17.94
Total	$15,174,347	3.762%	4.240%	4.82

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
____________________
(1)Notional amount includes $2.4 billion in forward starting interest rate swaps as of December 31, 2024.
(2)Weighted averages exclude forward starting interest rate swaps. As of December 31, 2024, forward starting interest rate swap payers had a weighted average fixed pay rate of 3.8% and a weighted average maturity of 5.5 years.

Additionally, as of September 30, 2025 and December 31, 2024, the Company held the following interest rate swaps that were utilized as economic hedges of interest rate exposure (or duration) risk whereby the Company pays interest at a floating interest rate (OIS or SOFR):

(dollars in thousands)
September 30, 2025
Swaps Maturities	Notional Amount	Weighted Average Pay Rate	Weighted Average Fixed Receive Rate	Weighted Average Maturity (Years)
≤ 1 year	$—	—%	—%	0.00
> 1 and ≤ 3 years	1,923,492	4.240%	3.875%	1.48
> 3 and ≤ 5 years	3,428,123	4.240%	3.413%	4.79
> 5 and ≤ 7 years	1,303,911	4.240%	3.525%	6.57
> 7 and ≤ 10 years	1,698,806	4.240%	3.811%	9.84
> 10 years	1,353,225	4.240%	3.732%	19.45
Total	$9,707,557	4.240%	3.634%	7.30

(dollars in thousands)
December 31, 2024
Swaps Maturities	Notional Amount (1)	Weighted Average Pay Rate	Weighted Average Fixed Receive Rate (2)	Weighted Average Maturity (Years) (2)
≤ 1 year	$786,641	4.490%	4.025%	0.22
> 1 and ≤ 3 years	929,804	4.490%	3.328%	2.75
> 3 and ≤ 5 years	352,348	4.490%	3.099%	4.71
> 5 and ≤ 7 years	99,607	4.490%	3.097%	6.70
> 7 and ≤ 10 years	—	—%	—%	0.00
> 10 years	543,326	4.490%	3.384%	20.13
Total	$2,711,726	4.490%	3.565%	6.60
____________________
(1)Notional amount includes $719.8 million in forward starting interest rate swaps as of December 31, 2024.
(2)Weighted averages exclude forward starting interest rate swaps. As of December 31, 2024, forward starting interest rate swap receivers had a weighted average fixed receive rate of 4.0% and a weighted average maturity of 2.6 years.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements (unaudited)
Interest Rate Swaptions. The Company may use interest rate swaptions (which provide the option to enter into interest rate swap agreements for a predetermined notional amount, stated term and pay and receive interest rates in the future) independently, or in conjunction with other derivative and non-derivative instruments, in order to mitigate risks. The Company did not hold any interest rate swaptions as of September 30, 2025 or December 31, 2024.
Interest Rate Lock Commitments. The Company enters into IRLCs to originate residential mortgage loans at specified interest rates and terms within a specified period of time with customers who have applied for a loan and may meet certain credit and underwriting criteria. IRLCs are subject to changes in mortgage interest rates from the date of the commitment through the date of funding the loan or the cancellation or expiration of the lock commitment, generally ranging between 30 and 90 days. IRLCs are considered freestanding derivatives and are recorded at fair value at inception inclusive of the inherent value of servicing the loan. As of September 30, 2025 and December 31, 2024, the Company had outstanding IRLCs of $63.1 million and $18.3 million in principal with a net fair value asset balance of $1.1 million and $0.1 million, respectively.
Forward Mortgage Loan Sale Commitments. The Company uses forward mortgage loan sale commitments to manage exposure to interest rate risk and changes in the fair value of IRLCs from the date of the commitment through the date of funding or cancellation or expiration of the lock commitment. Forward mortgage loan sale commitments are also used to manage exposure to interest rate risk and changes in the fair value of the Company’s mortgage loans held-for-sale from the date of funding through the date of sale in the secondary market, typically within 60 days of origination. TBAs are also a form of forward commitments used to help manage the adverse impact of interest rate changes on the value of the Company’s loan origination pipeline (refer to discussion above). Forward mortgage loan sale commitments are recorded at fair value based on pricing of similar instruments in the secondary market based upon the investor, coupon, and estimated sale or delivery month. The Company’s expectation of the amount of IRLCs that will ultimately close is a key factor in determining the notional amount of derivatives used in economically hedging the position. As of September 30, 2025, the Company had no outstanding forward mortgage loan sale commitment derivatives; however, included in the table presenting the Company’s TBA positions above are $46.0 million of short notional TBA positions with a net fair value liability balance of $6 thousand specifically used to manage the adverse impact of interest rate changes on the value of the Company’s loan origination pipeline. As of December 31, 2024, the Company had outstanding forward mortgage loan sale commitment derivatives of $20.4 million in principal with a net fair value asset balance of $0.2 million and no TBA positions specifically used to manage the adverse impact of interest rate changes on the value of the Company’s loan origination pipeline.
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
Derivative financial instruments contain an element of credit risk if counterparties are unable to meet the terms of the agreements. Credit risk associated with derivative financial instruments is measured as the net replacement cost should the counterparties that owe the Company under such contracts completely fail to perform under the terms of these contracts, assuming there are no recoveries of underlying collateral, as measured by the market value of the derivative financial instruments. As of September 30, 2025, the fair value of derivative financial instruments as an asset and liability position was $135.4 million and $7.7 million, respectively.

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

Note 10. Reverse Repurchase Agreements
The Company may enter into reverse repurchase agreements with third-party broker-dealers whereby it purchases U.S. Treasury securities under agreements to resell at an agreed-upon price and date. Generally, the Company may enter into reverse repurchase agreement transactions in order to effectively borrow U.S. Treasury securities that it can then deliver to counterparties to whom it has made short sales of the same securities, earn a yield on excess cash balances, or preserve existing repurchase agreements by substituting collateral. As of September 30, 2025 and December 31, 2024, the Company had $143.2 million and $354.7 million in amounts due to counterparties as collateral for reverse repurchase agreements that could be pledged, delivered or otherwise used, with a carrying value of the reverse repurchase agreements of $158.1 million and $356.0 million, respectively.

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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements (unaudited)
The following tables present information about the Company’s assets and liabilities that are subject to master netting arrangements or similar agreements and can potentially be offset on the Company’s consolidated balance sheets as of September 30, 2025 and December 31, 2024:

	September 30, 2025
				Gross Amounts Not Offset with Financial Assets (Liabilities) in the Balance Sheets (1)
(in thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Balance Sheets	Net Amounts of Assets (Liabilities) Presented in the Balance Sheets	Financial Instruments	Cash Collateral (Received) Pledged	Net Amount
Assets:
Derivative assets	$237,449	$(102,018)	$135,431	$(7,720)	$—	$127,711
Reverse repurchase agreements	158,135	—	158,135	—	(143,152)	14,983
Total Assets	$395,584	$(102,018)	$293,566	$(7,720)	$(143,152)	$142,694
Liabilities:
Repurchase agreements	$(7,104,650)	$—	$(7,104,650)	$7,104,650	$—	$—
Derivative liabilities	(109,738)	102,018	(7,720)	7,720	—	—
Total Liabilities	$(7,214,388)	$102,018	$(7,112,370)	$7,112,370	$—	$—

	December 31, 2024
				Gross Amounts Not Offset with Financial Assets (Liabilities) in the Balance Sheets (1)
(in thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Balance Sheets	Net Amounts of Assets (Liabilities) Presented in the Balance Sheets	Financial Instruments	Cash Collateral (Received) Pledged	Net Amount
Assets:
Derivative assets	$244,270	$(234,156)	$10,114	$(10,114)	$—	$—
Reverse repurchase agreements	355,975	—	355,975	—	(354,654)	1,321
Total Assets	$600,245	$(234,156)	$366,089	$(10,114)	$(354,654)	$1,321
Liabilities:
Repurchase agreements	$(7,805,057)	$—	$(7,805,057)	$7,805,057	$—	$—
Derivative liabilities	(259,053)	234,156	(24,897)	10,114	—	(14,783)
Total Liabilities	$(8,064,110)	$234,156	$(7,829,954)	$7,815,171	$—	$(14,783)
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
The Company classified 99.95% and 0.05% of its AFS securities as Level 2 and Level 3 fair value assets, respectively, at September 30, 2025.
Mortgage servicing rights. The Company holds a portfolio of MSR that are carried at fair value on the consolidated balance sheets. The Company determines fair value of its MSR using a discounted cash flow model, which incorporates both observable and unobservable market data. Although MSR transactions may be observable in the marketplace, the details of those transactions are not necessarily reflective of the value of the Company’s MSR portfolio. Inputs into the model include principal balance, note rate, geographical location, loan-to-value (LTV) ratios, FICO and other loan characteristics, along with servicing fee, ancillary income, earnings rates on escrow balances and recapture rates. Significant unobservable inputs include prepayment speeds; option adjusted spread, or OAS, which represents the incremental spread added to the risk-free rate to reflect the effects of any embedded options and other risk inherent in MSR; and cost to service. The Company obtains third-party valuations, industry surveys and other available market data quarterly to assess the reasonableness of the significant unobservable inputs used in the cash flow model, as well as the fair value calculated by the cash flow model, subject to internally-established hierarchy and override procedures. As a result, the Company classified 100% of its MSR as Level 3 fair value assets at September 30, 2025.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements (unaudited)
Mortgage loans held-for-sale. The Company recognizes on its consolidated balance sheets originated mortgage loans held-for-sale that are carried at fair value as a result of a fair value option election. The Company estimates fair value of mortgage loans held-for-sale using a market approach by utilizing either: (i) the fair value of securities backed by similar mortgage loans, adjusted for certain factors to approximate the fair value of a whole mortgage loan, including the value attributable to mortgage servicing and credit risk; (ii) current commitments to purchase loans; or (iii) recent observable market trades for similar loans, adjusted for credit risk and other individual loan characteristics. As these fair values are derived from market observable inputs, the Company classified 100% of its mortgage loans held-for-sale as Level 2 fair value assets at September 30, 2025.
Derivative instruments. The Company may enter into a variety of derivative financial instruments as part of its hedging strategies, including over-the-counter, or OTC, derivative contracts, such as interest rate swaps and swaptions. The Company utilizes third-party brokers to value its OTC derivative instruments. The Company classified 100% of its interest rate swaps reported at fair value as Level 2 at September 30, 2025. The Company did not hold any interest rate swaptions at September 30, 2025.
The Company may also enter into certain other derivative financial instruments, such as inverse interest-only securities, TBAs, futures and options on futures. The Company utilizes third-party pricing vendors to value inverse interest-only securities, as these instruments are similar in form to the Company’s AFS securities. The Company classified 100% of its inverse interest-only securities at fair value as Level 2 at September 30, 2025. TBAs, futures and options on futures are considered to be active markets such that participants transact with sufficient frequency and volume to provide transparent pricing information for identical instruments. The Company utilizes third-party pricing vendors to value TBAs, futures and options on futures. The Company reported 100% of its TBAs and futures as Level 1 as of September 30, 2025. The Company did not hold any options on futures at September 30, 2025.
The Company also enters into IRLCs and forward mortgage loan sale commitment derivatives in connection with its origination activities. The Company determines fair value of its IRLCs based on valuation models that use the market price for similar loans sold in the secondary market, net of costs to close the loans, subject to the estimated loan funding probability or pull-through rate. Given the significant and unobservable nature of the pull-through rate assumption, the Company classified 100% of its IRLCs as Level 3 at September 30, 2025. The Company did not hold any forward mortgage loan sale commitment derivatives at September 30, 2025.
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

	Recurring Fair Value Measurements
	September 30, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	$—	$6,344,873	$3,284	$6,348,157
Mortgage servicing rights	—	—	2,626,706	2,626,706
Mortgage loans held-for-sale	—	12,635	—	12,635
Derivative assets	1,050	133,313	1,068	135,431
Total Assets	$1,050	$6,490,821	$2,631,058	$9,122,929
Liabilities:
Derivative liabilities	$7,720	$—	$—	$7,720
Total Liabilities	$7,720	$—	$—	$7,720

	Recurring Fair Value Measurements
	December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	$—	$7,367,977	$3,734	$7,371,711
Mortgage servicing rights	—	—	2,994,271	2,994,271
Mortgage loans held-for-sale	—	2,334	—	2,334
Derivative assets	732	9,231	151	10,114
Total Assets	$732	$7,379,542	$2,998,156	$10,378,430
Liabilities:
Derivative liabilities	$24,883	$1	$13	$24,897
Total Liabilities	$24,883	$1	$13	$24,897

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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements (unaudited)
The following tables present a reconciliation of the Company’s Level 3 assets and liabilities measured at fair value on a recurring basis:

	Recurring Fair Value Measurements
	Assets						Liabilities
(in thousands)	Available-For-Sale Securities		Mortgage Servicing Rights		Interest Rate Lock Commitments		Interest Rate Lock Commitments
Level 3 fair value at June 30, 2025	$3,449		$3,015,643		$622		$—
Net gains (losses) included in net (loss) income	(128)	(1)	(38,686)	(2)	446	(3)	—	(3)
Net gains (losses) included in other comprehensive income	(37)		—		—		—
Purchases/additions	—		9,037		—		—
Sales	—		(293,078)		—		—
Settlements	—		(66,210)		—		—
Gross transfers into level 3	—		—		—		—
Gross transfers out of level 3	—		—		—		—
Level 3 fair value at September 30, 2025	$3,284		$2,626,706		$1,068		$—

Level 3 fair value at June 30, 2024	$3,942		$3,065,415		$—		$—
Net gains (losses) included in net (loss) income	(136)	(1)	(70,868)	(2)	478	(3)	—	(3)
Net gains (losses) included in other comprehensive income	53		—		—		—
Purchases/additions	—		43,341		—		—
Sales	—		(91,103)		—		—
Settlements	—		(62,481)		—		—
Gross transfers into level 3	—		—		—		—
Gross transfers out of level 3	—		—		—		—
Level 3 fair value at September 30, 2024	$3,859		$2,884,304		$478		$—

Change in unrealized gains or losses for the period included in earnings for assets and liabilities held at:
September 30, 2025	$—	(1)	$(38,686)	(2)	$446	(3)	$—	(3)
September 30, 2024	$—	(1)	$(70,868)	(2)	$478	(3)	$—	(3)
Change in unrealized gains or losses for the period included in other comprehensive (loss) income for assets and liabilities held at:
September 30, 2025	$(37)		$—		$—		$—
September 30, 2024	$53		$—		$—		$—

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements (unaudited)

	Recurring Fair Value Measurements
	Assets						Liabilities
(in thousands)	Available-For-Sale Securities		Mortgage Servicing Rights		Interest Rate Lock Commitments		Interest Rate Lock Commitments
Level 3 fair value at December 31, 2024	$3,734		$2,994,271		$151		$13
Net gains (losses) included in net (loss) income	(256)	(1)	4,687	(2)	917	(3)	(13)	(3)
Net gains (losses) included in other comprehensive income	(194)		—		—		—
Purchases/additions	—		102,524		—		—
Sales	—		(293,078)		—		—
Settlements	—		(181,698)		—		—
Gross transfers into level 3	—		—		—		—
Gross transfers out of level 3	—		—		—		—
Level 3 fair value at September 30, 2025	$3,284		$2,626,706		$1,068		$—

Level 3 fair value at December 31, 2023	$4,150		$3,052,016		$—		$—
Net gains (losses) included in net (loss) income	(538)	(1)	29,085	(2)	478	(3)	—	(3)
Net gains (losses) included in other comprehensive income	247		—		—		—
Purchases/additions	—		86,766		—		—
Sales	—		(109,324)		—		—
Settlements	—		(174,239)		—		—
Gross transfers into level 3	—		—		—		—
Gross transfers out of level 3	—		—		—		—
Level 3 fair value at September 30, 2024	$3,859		$2,884,304		$478		$—

Change in unrealized gains or losses for the period included in earnings for assets and liabilities held at:
September 30, 2025	$—	(1)	$4,687	(2)	$917	(3)	$(13)	(3)
September 30, 2024	$—	(1)	$29,085	(2)	$478	(3)	$—	(3)
Change in unrealized gains or losses for the period included in other comprehensive (loss) income for assets and liabilities held at:
September 30, 2025	$(194)		$—		$—		$—
September 30, 2024	$(535)		$—		$—		$—
____________________
(1)Included in (loss) gain on investment securities on the consolidated statements of comprehensive (loss) income.
(2)Included in loss on servicing asset on the consolidated statements of comprehensive (loss) income.
(3)Included in gain on mortgage loans held-for-sale on the consolidated statements of comprehensive (loss) income.

No transfers between Level 1, Level 2 or Level 3 were made during the three and nine months ended September 30, 2025 and 2024. Transfers between Levels are deemed to take place on the first day of the reporting period in which the transfer has taken place.

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
The Company determines the fair value of its MSR internally using a discounted cash flow model. The tables below present information about the significant unobservable market data used by management as inputs into models utilized to inform their best estimates of the fair value measurement of the Company’s MSR classified as Level 3 fair value assets at September 30, 2025 and December 31, 2024:

September 30, 2025
Unobservable Input	Range			Weighted Average (1)
Constant prepayment speed	5.0%	-	43.4%	6.9%
Option-adjusted spread	5.2%	-	5.2%	5.2%
Per loan annual cost to service	$65.00	-	$73.88	$65.03

December 31, 2024
Unobservable Input	Range			Weighted Average (1)
Constant prepayment speed	5.2%	-	29.3%	6.3%
Option-adjusted spread	5.1%	-	5.1%	5.1%
Per loan annual cost to service	$65.00	-	$73.88	$65.02
___________________
(1)Calculation for constant prepayment speed and per-loan annual cost to service utilizes underlying loan principal balance for weighting purposes. Calculation for OAS utilizes relative MSR market value for weighting purposes.

The Company determines the fair value of its Level 3 IRLCs based on valuation models that incorporate the estimated pull-through rate, which is considered a significant unobservable input. The tables below present information about the pull-through rates used in the valuation of IRLCs at September 30, 2025 and December 31, 2024:

September 30, 2025
Unobservable Input	Range			Weighted Average (1)
Pull-through rate	48.8%	-	100.0%	81.3%

December 31, 2024
Unobservable Input	Range			Weighted Average (1)
Pull-through rate	69.3%	-	99.8%	84.4%
___________________
(1)Calculation utilizes underlying loan principal balance for weighting purposes.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements (unaudited)
Nonrecurring Fair Value
Certain assets are measured at fair value on a nonrecurring basis; that is, they are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances, such as when there is evidence of impairment. Upon the occurrence of certain events, the Company re-measures the fair value of long-lived assets, including property, plant and equipment, operating lease right of use assets, intangible assets and goodwill if an impairment or observable price adjustment is recognized in the current period. No instances requiring re-measurement of assets measured at fair value on a nonrecurring basis occurred during the three and nine months ended September 30, 2025 and 2024.
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
•The carrying value of repurchase agreements, revolving credit facilities and warehouse lines of credit that mature in less than one year generally approximates fair value due to the short maturities. As of September 30, 2025, the Company had outstanding borrowings of $170.0 million under repurchase agreements and $872.9 million under revolving credit facilities that are considered long-term. The Company’s long-term repurchase agreements and revolving credit facilities have floating rates based on an index plus a spread and the credit spread is typically consistent with those demanded in the market. Accordingly, the interest rates on these borrowings are at market and thus carrying value approximates fair value. The Company categorizes the fair value measurement of these liabilities as Level 2.
•Senior notes are carried at their unpaid principal balance, net of any unamortized deferred issuance costs. The Company estimates the fair value of its senior notes using the quoted price on the NYSE as of September 30, 2025. The Company categorizes the fair value measurement of these liabilities as Level 1.
•Convertible senior notes are carried at their unpaid principal balance, net of any unamortized deferred issuance costs. The Company estimates the fair value of its convertible senior notes using the market transaction price nearest to September 30, 2025. The Company categorizes the fair value measurement of these liabilities as Level 2.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements (unaudited)
The following table presents the carrying values and estimated fair values of assets and liabilities that are required to be recorded or disclosed at fair value at September 30, 2025 and December 31, 2024:

	September 30, 2025		December 31, 2024
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Available-for-sale securities	$6,348,157	$6,348,157	$7,371,711	$7,371,711
Mortgage servicing rights	$2,626,706	$2,626,706	$2,994,271	$2,994,271
Mortgage loans held-for-sale	$12,635	$12,635	$2,334	$2,334
Cash and cash equivalents	$770,533	$770,533	$504,613	$504,613
Restricted cash	$116,388	$116,388	$313,028	$313,028
Derivative assets	$135,431	$135,431	$10,114	$10,114
Reverse repurchase agreements	$158,135	$158,135	$355,975	$355,975
Other assets	$31,283	$31,283	$31,283	$31,283
Liabilities:
Repurchase agreements	$7,104,650	$7,104,650	$7,805,057	$7,805,057
Revolving credit facilities	$945,371	$945,371	$1,020,171	$1,020,171
Warehouse lines of credit	$8,452	$8,452	$2,032	$2,032
Senior notes	$110,866	$117,530	$—	$—
Convertible senior notes	$261,370	$258,007	$260,229	$259,241
Derivative liabilities	$7,720	$7,720	$24,897	$24,897

Note 13. Financing
Secured Financing
The following tables summarize the Company’s secured financing arrangements by collateral type:

	September 30, 2025
	Collateral Type
(in thousands)	RMBS (1)	Mortgage Servicing Rights and Advances	Mortgage Loans Held-for-Sale	Total Secured Financing
Repurchase agreements	$6,363,146	$738,000	$3,504	$7,104,650
Revolving credit facilities	—	945,371	—	945,371
Warehouse lines of credit	—	—	8,452	8,452
Total	$6,363,146	$1,683,371	$11,956	$8,058,473

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

Repurchase Agreements
The Company finances certain of its investment securities, MSR and mortgage loans held-for-sale through the use of repurchase facilities. At September 30, 2025 and December 31, 2024, the Company’s repurchase agreements had the following characteristics and remaining maturities:

	September 30, 2025
	Collateral Type
(dollars in thousands)	Agency RMBS	Non-Agency Securities	Agency Derivatives	Mortgage Servicing Rights	Mortgage Loans Held-for-Sale	Total Amount Outstanding
Within 30 days	$2,232,383	$—	$3,667	$—	$—	$2,236,050
30 to 59 days	608,474	—	102,346	—	—	710,820
60 to 89 days	—	—	—	—	3,504	3,504
90 to 119 days	967,433	—	—	—	—	967,433
120 to 364 days	2,448,314	—	529	568,000	—	3,016,843
One year and over	—	—	—	170,000	—	170,000
Total	$6,256,604	$—	$106,542	$738,000	$3,504	$7,104,650
Weighted average days to maturity	89	0	31	286	86	109
Weighted average borrowing rate	4.29%	—%	4.69%	7.35%	6.28%	4.61%

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements (unaudited)

	December 31, 2024
	Collateral Type
(dollars in thousands)	Agency RMBS	Non-Agency Securities	Agency Derivatives	Mortgage Servicing Rights	Mortgage Loans Held-for-Sale	Total Amount Outstanding
Within 30 days	$2,373,562	$—	$4,262	$—	$—	$2,377,824
30 to 59 days	2,316,237	—	—	—	—	2,316,237
60 to 89 days	1,304,175	207	731	—	—	1,305,113
90 to 119 days	759,177	—	—	—	—	759,177
120 to 364 days	291,706	—	—	75,000	—	366,706
One year and over	—	—	—	680,000	—	680,000
Total	$7,044,857	$207	$4,993	$755,000	$—	$7,805,057
Weighted average days to maturity	49	66	17	520	0	94
Weighted average borrowing rate	4.90%	5.39%	5.31%	7.44%	—%	5.15%

The following table summarizes assets at carrying value that are pledged or restricted as collateral for the future payment obligations of the Company’s repurchase agreements:

(in thousands)	September 30, 2025	December 31, 2024
Available-for-sale securities, at fair value	$6,193,675	$7,097,561
Mortgage servicing rights, at fair value (1)	1,069,095	1,355,639
Mortgage loans held-for-sale, at fair value	3,675	—
Restricted cash	18,059	218,363
Due from counterparties	293,663	25,231
Derivative assets, at fair value	128,942	5,031
Total	$7,707,109	$8,701,825
____________________
(1)As of September 30, 2025 and December 31, 2024, MSR repurchase agreements totaling $738.0 million and $755.0 million, respectively, were secured by VFNs issued in connection with the Company’s securitization of MSR. The VFNs are collateralized by portions of the Company’s MSR portfolio.

Although the transactions under repurchase agreements represent committed borrowings until maturity, the respective lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets would require the Company to provide additional collateral or fund margin calls.
As of both September 30, 2025 and December 31, 2024, the net carrying value of assets sold under agreements to repurchase, including accrued interest plus any cash or assets on deposit to secure the repurchase obligation, less the amount of the repurchase liability, including accrued interest, with any individual counterparty or group of related counterparties did not exceed 10% of total stockholders’ equity. The Company does not anticipate any defaults by its repurchase agreement counterparties. There can be no assurance, however, that any such default or defaults will not occur.
Revolving Credit Facilities
To finance MSR assets and related servicing advance obligations, the Company has entered into revolving credit facilities collateralized by the value of the MSR and/or servicing advances pledged. As of September 30, 2025 and December 31, 2024, the Company had outstanding short- and long-term borrowings under revolving credit facilities of $0.9 billion and $1.0 billion with a weighted average borrowing rate of 7.23% and 7.56% and weighted average remaining maturities of 1.4 and 1.6 years, respectively.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements (unaudited)
Although the transactions under revolving credit facilities represent committed borrowings from the time of funding until maturity, the respective lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets below a designated threshold would require the Company to provide additional collateral or pay down the facility. As of both September 30, 2025 and December 31, 2024, MSR with a carrying value of $1.6 billion was pledged as collateral for the Company’s future payment obligations under its MSR revolving credit facilities. As of September 30, 2025 and December 31, 2024, servicing advances with a carrying value of $82.8 million and $118.7 million, respectively, were pledged as collateral for the Company’s future payment obligations under its servicing advance revolving credit facility. The Company does not anticipate any defaults by its revolving credit facility counterparties, although there can be no assurance that any such default or defaults will not occur.
Warehouse Lines of Credit
To finance origination activities, the Company has entered into a warehouse line of credit collateralized by the value of the mortgage loans pledged for a period of up to 90 days or until they are sold to the GSEs or other third-party investors in the secondary market, typically within 60 days of origination. As of September 30, 2025 and December 31, 2024, the Company had outstanding short-term borrowings under its warehouse line of credit of $8.5 million and $2.0 million with a weighted average borrowing rate of 6.38% and 6.64% and weighted average remaining maturities of 82 and 87 days, respectively.
Although transactions under the warehouse line of credit represent committed borrowings from the time of funding until maturity, the respective lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets below a designated threshold would require the Company to provide additional collateral or pay down the facility. As of September 30, 2025 and December 31, 2024, mortgage loans held-for-sale with a carrying value of $8.7 million and $2.1 million, respectively, were pledged as collateral for the Company’s future payment obligations under its warehouse line of credit. Additionally, as of both September 30, 2025 and December 31, 2024, cash of $0.4 million was held in restricted accounts as collateral for future payment obligations of outstanding balances under the warehouse line of credit. The Company does not anticipate any defaults by its warehouse line of credit counterparties, although there can be no assurance that any such default or defaults will not occur.
Unsecured Financing
Senior Notes
On May 13, 2025, the Company closed an underwritten public offering of $115.0 million aggregate principal amount of its senior notes due in 2030, which included $15.0 million aggregate principal amount sold by the Company to the underwriters of the offering pursuant to an overallotment option. The senior notes are unsecured and bear an interest rate of 9.375% per annum, payable quarterly in arrears on February 15, May 15, August 15 and November 15. The senior notes will mature in August 2030, unless earlier redeemed in accordance with their terms. The Company may redeem the senior notes, in whole or in part, any time on or after May 15, 2027, at a redemption price equal to 100% of the principal amount redeemed plus accrued and unpaid interest. The Company may also repurchase the senior notes in open market or privately negotiated transactions at the same or differing price without giving prior notice to or obtaining any consent of the holders. The net proceeds from the offering were approximately $110.6 million after deducting underwriting discounts and offering expenses payable by the Company. As of September 30, 2025, the outstanding amount due on the senior notes was $110.9 million, net of unamortized deferred issuance costs.
Convertible Senior Notes
The Company’s convertible senior notes are unsecured, pay interest semiannually at a rate of 6.25% per annum and are convertible at the option of the holder into shares of the Company’s common stock. As of both September 30, 2025 and December 31, 2024, the convertible senior notes had a conversion rate of 33.8752 shares of common stock per $1,000 principal amount of the notes. The convertible senior notes will mature in January 2026, unless earlier converted or repurchased in accordance with their terms.
The Company does not have the right to redeem its convertible senior notes prior to maturity, but may repurchase the notes in open market or privately negotiated transactions at the same or differing price without giving prior notice to or obtaining any consent of the holders. The Company may also be required to repurchase the convertible senior notes from holders under certain circumstances. The Company did not repurchase any of its convertible senior notes during the three and nine months ended September 30, 2025. During the nine months ended September 30, 2024, the Company repurchased $10.0 million principal amount of its convertible senior notes in open market transactions for an aggregate cost of $9.7 million. The difference between the consideration transferred and the carrying value of the convertible senior notes repurchased resulted in a gain of $0.2 million for the nine months ended September 30, 2024, which was recorded within the other income line item on the consolidated statements of comprehensive (loss) income.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements (unaudited)
As of both September 30, 2025 and December 31, 2024, $261.9 million principal amount of convertible senior notes remained outstanding. The outstanding amount due on the convertible senior notes as of September 30, 2025 and December 31, 2024 was $261.4 million and $260.2 million, respectively, net of unamortized deferred issuance costs.
Future Maturities
At September 30, 2025, the Company had the following remaining maturities on its financing arrangements:

(in thousands)	Repurchase Agreements	Revolving Credit Facilities	Warehouse Lines of Credit	Senior Notes	Convertible Senior Notes	Total
Remainder of 2025	$2,950,375	$—	$8,452	$—	$—	$2,958,827
2026	4,154,275	72,500	—	—	261,370	4,488,145
2027	—	872,871	—	—	—	872,871
2028	—	—	—	—	—	—
2029	—	—	—	—	—	—
2030	—	—	—	110,866	—	110,866
Total	$7,104,650	$945,371	$8,452	$110,866	$261,370	$8,430,709

Note 14. Commitments and Contingencies
The following represent the material commitments and contingencies of the Company as of September 30, 2025:
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
On August 20, 2025, the Company entered into a Settlement Agreement and Release, or the Settlement Agreement, resolving all claims in its litigation with PRCM Advisers LLC, Pine River Capital Management L.P., and Pine River Domestic Management L.P. (collectively, “Pine River”). Pursuant to the terms of the Settlement Agreement, the Company agreed to make a cash payment of $375 million to Pine River, which was paid in September 2025. Pine River has since caused to be dismissed with prejudice all claims alleged in the federal court action. The state court action was previously dismissed without prejudice. Pine River also relinquished ownership or any other interest it may hold in any and all intellectual property that Pine River licensed, conveyed, or otherwise provided to the Company or that was developed by or for the Company, whether pursuant to the terms of the management agreement between the parties or otherwise. The Company and Pine River have agreed to unconditionally and irrevocably release and discharge each other and their respective representatives from and against any and all claims alleged in the lawsuits.
For the three and nine months ended September 30, 2025, the Company’s consolidated financial statements reflect litigation settlement expense of $175.1 million and $375.0 million, respectively.
Based on information currently available, management is not aware of any other legal or regulatory claims that would have a material effect on the Company’s consolidated financial statements and therefore no accrual is required as of September 30, 2025.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements (unaudited)
Note 15. Stockholders’ Equity
Redeemable Preferred Stock
The following is a summary of the Company’s series of cumulative redeemable preferred stock issued and outstanding as of September 30, 2025. In the event of a voluntary or involuntary liquidation, dissolution or winding up of the Company, each series of preferred stock will rank on parity with one another and rank senior to the Company’s common stock with respect to the payment of the dividends and the distribution of assets.

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

For each series of preferred stock, the Company may redeem the stock on or after the redemption eligible date in whole or in part, at any time or from time to time. The Company may also purchase shares of preferred stock from time to time in the open market by tender or in privately negotiated transactions. Each series of preferred stock has a par value of $0.01 per share and a liquidation and redemption price of $25.00, plus any accumulated and unpaid dividends thereon up to, but excluding, the redemption date. Through September 30, 2025, the Company had declared and paid all required quarterly dividends on the Company’s preferred stock.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements (unaudited)
The following table summarizes the Company’s purchases of its 8.125% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, 7.625% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock and 7.25% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock under the preferred share repurchase program during the nine months ended September 30, 2024. No shares of the Company’s preferred stock were repurchased during the three and nine months ended September 30, 2025 or the three months ended September 30, 2024.

	Nine Months Ended
(dollars in thousands)	September 30, 2024
Class of Stock	Number of Shares	Aggregate Cost
Series A Preferred Stock	35,047	$809
Series B Preferred Stock	280,060	$6,370
Series C Preferred Stock	170,502	$3,923
Total(1)	485,609	$11,102
____________________
(1)The difference between the aggregate cost and the carrying value of the preferred stock repurchased resulted in a total gain attributable to common stockholders of $0.6 million for the nine months ended September 30, 2024.

Common Stock
As of September 30, 2025, the Company had 104,155,818 shares of common stock outstanding. The following table presents a reconciliation of the common shares outstanding for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Common shares outstanding, beginning of period	104,132,453	103,622,239	103,680,321	103,206,457
Issuance of common stock	6,057	4,414	18,275	12,439
Non-cash equity award compensation (1)	17,308	23,473	457,222	431,230
Common shares outstanding, end of period	104,155,818	103,650,126	104,155,818	103,650,126
___________________
(1)See Note 16 - Equity Incentive Plans for further details regarding the Company’s equity incentive plans.

Distributions to Stockholders
The following table presents cash dividends declared by the Company on its preferred and common stock during the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(in thousands, except per share amounts)	2025		2024		2025		2024
Class of Stock	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share
Series A Preferred Stock	$2,565	$0.51	$2,564	$0.51	$7,694	$1.53	$7,693	$1.53
Series B Preferred Stock	$4,841	$0.48	$4,842	$0.48	$14,524	$1.44	$14,525	$1.44
Series C Preferred Stock	$5,918	$0.61	$4,378	$0.45	$17,531	$1.81	$13,134	$1.35
Common Stock	$35,706	$0.34	$46,946	$0.45	$123,918	$1.18	$140,972	$1.35

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements (unaudited)
Dividend Reinvestment and Direct Stock Purchase Plan
The Company sponsors a dividend reinvestment and direct stock purchase plan through which stockholders may purchase additional shares of the Company’s common stock by reinvesting some or all of the cash dividends received on shares of the Company’s common stock. Stockholders may also make optional cash purchases of shares of the Company’s common stock subject to certain limitations detailed in the plan prospectus. The plan allows for the issuance of up to an aggregate of 937,500 shares of the Company’s common stock. As of September 30, 2025, 167,892 shares have been issued under the plan for total proceeds of approximately $6.7 million, of which 6,057 and 18,275 shares were issued for total proceeds of $0.1 million and $0.2 million during the three and nine months ended September 30, 2025, respectively. During the three and nine months ended September 30, 2024, 4,414 and 12,439 shares were issued for total proceeds of $0.1 million and $0.2 million, respectively.
Common Share Repurchase Program
The Company’s common share repurchase program allows for the repurchase of up to an aggregate of 9,375,000 shares of the Company’s common stock. Common shares may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act, or by any combination of such methods. The manner, price, number and timing of common share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The common share repurchase program does not require the purchase of any minimum number of shares, and, subject to SEC rules, purchases may be commenced or suspended at any time without prior notice. The common share repurchase program does not have an expiration date. As of September 30, 2025, a total of 3,637,028 shares of common stock had been repurchased by the Company under the program for an aggregate cost of $208.5 million. No shares of common stock were repurchased during the nine months ended September 30, 2025 or 2024.
At-the-Market Offerings
Pursuant to its equity distribution agreements, the Company is authorized to offer and sell up to 15,000,000 shares of its common stock from time to time in any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act of 1933, as amended, or the Securities Act. No shares were sold under the “at the market” equity distribution agreements during the nine months ended September 30, 2025 or 2024.
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss at September 30, 2025 and December 31, 2024 was as follows:

(in thousands)	September 30, 2025	December 31, 2024
Available-for-sale securities:
Unrealized gains	$27,469	$3,328
Unrealized losses	(79,310)	(323,852)
Accumulated other comprehensive loss	$(51,841)	$(320,524)

Reclassifications out of Accumulated Other Comprehensive Loss
The Company reclassifies unrealized gains and losses on AFS securities in accumulated other comprehensive loss to net (loss) income upon the recognition of any realized gains and losses on sales as individual securities are sold. For the three and nine months ended September 30, 2025, the Company reclassified unrealized losses on sold AFS securities of $7.3 million and $71.6 million, respectively, from accumulated other comprehensive loss to (loss) gain on investment securities on the consolidated statements of comprehensive (loss) income. For the three and nine months ended September 30, 2024, the Company reclassified unrealized losses on sold AFS securities of $1.8 million and $17.7 million, respectively, from accumulated other comprehensive loss to (loss) gain on investment securities on the consolidated statements of comprehensive (loss) income.

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
Restricted Stock Units
The following table summarizes the activity related to RSUs for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025		2024
	Units	Weighted Average Grant Date Fair Market Value	Units	Weighted Average Grant Date Fair Market Value
Outstanding at Beginning of Period	633,746	$15.64	613,699	$19.11
Granted	598,957	11.51	434,428	13.91
Vested	(367,171)	(15.86)	(370,453)	(19.30)
Forfeited	(923)	(17.43)	(3,739)	(18.52)
Outstanding at End of Period	864,609	$12.69	673,935	$15.65

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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements (unaudited)
Performance Share Units
The following table summarizes the activity related to PSUs for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025		2024
	Target Units	Weighted Average Grant Date Fair Market Value	Target Units	Weighted Average Grant Date Fair Market Value
Outstanding at Beginning of Period	652,770	$19.58	485,822	$24.89
Granted	390,662	13.29	292,000	16.19
Vested	(90,051)	(21.83)	(60,777)	(34.68)
Forfeited	(94,914)	(19.83)	(60,442)	(30.56)
Outstanding at End of Period	858,467	$16.45	656,603	$19.60

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
Non-Cash Equity Compensation Expense
For the three and nine months ended September 30, 2025, the Company recognized compensation expense related to RSUs and PSUs granted pursuant to the Equity Incentive Plan of $1.5 million and $10.0 million, respectively. For the three and nine months ended September 30, 2024, the Company recognized compensation expense related to RSUs and PSUs granted pursuant to the Equity Incentive Plan of $1.6 million and $9.3 million, respectively. As of September 30, 2025, the Company had $5.9 million of total unrecognized compensation cost related to unvested share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 1.8 years.

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements (unaudited)
Note 17. Interest Income and Interest Expense
The following table presents the components of the Company’s interest income and interest expense for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Interest income:
Available-for-sale securities	$83,763	$101,067	$293,023	$300,883
Mortgage loans held-for-sale	125	25	323	29
Other	9,727	11,550	28,733	45,466
Total interest income	93,615	112,642	322,079	346,378
Interest expense:
Repurchase agreements	89,891	123,552	307,257	355,982
Revolving credit facilities	19,142	26,873	59,611	87,026
Warehouse lines of credit	111	11	295	11
Term notes payable	—	—	—	12,426
Senior notes	2,884	—	4,380	—
Convertible senior notes	4,517	4,495	13,417	13,693
Other	575	—	575	—
Total interest expense	117,120	154,931	385,535	469,138
Net interest expense	$(23,505)	$(42,289)	$(63,456)	$(122,760)

Note 18. Income Taxes
For the nine months ended September 30, 2025 and 2024, the Company qualified to be taxed as a REIT under the Internal Revenue Code for U.S. federal income tax purposes. As long as the Company qualifies as a REIT, the Company generally will not be subject to U.S. federal income taxes on its taxable income to the extent it annually distributes its net taxable income to stockholders, and does not engage in prohibited transactions. The Company intends to distribute 100% of its REIT taxable income and comply with all requirements to continue to qualify as a REIT. The majority of states also recognize the Company’s REIT status. The Company’s TRSs file separate tax returns and are fully taxed as standalone U.S. C corporations. It is assumed that the Company will retain its REIT status and will incur no REIT level taxation as it intends to comply with the REIT regulations and annual distribution requirements.
On July 4, 2025, the President signed into law the One Big Beautiful Bill Act, or the OBBBA, which includes a broad range of tax reform provisions affecting businesses. The OBBBA extends or makes permanent certain tax law changes enacted as part of the 2017 Tax Cuts and Jobs Act, as well as makes other changes to the current tax code. The effects of the OBBBA have not had a material impact on the Company’s financial condition, results of operations or financial statement disclosures, nor are they expected to have a material impact on future periods.
During the three and nine months ended September 30, 2025, the Company recognized a provision for income taxes of $1.2 million and $3.3 million, respectively, which was primarily due to net income from MSR servicing and mortgage loan origination activities, partially offset by net losses recognized on MSR and operating expenses incurred in the Company’s TRSs. During the three and nine months ended September 30, 2024, the Company recognized a benefit from income taxes of $10.5 million and a provision for income taxes of $15.7 million, respectively. The benefit recognized for the three months ended September 30, 2024 was primarily due to net losses recognized on MSR and operating expenses incurred, offset by net income from MSR servicing and mortgage loan origination activities in the Company’s TRSs. The provision recognized during the nine months ended September 30, 2024 was primarily due to net income from MSR servicing and mortgage loan origination activities, offset by net losses recognized on MSR and operating expenses incurred in the Company’s TRSs.
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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements (unaudited)
Note 19. Earnings Per Share
The following table presents a reconciliation of the net loss and shares used in calculating basic and diluted loss per share for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except share data)	2025	2024	2025	2024
Basic Loss Per Share:
Net (loss) income	$(127,921)	$(238,485)	$(466,017)	$21,439
Dividends on preferred stock	(13,324)	(11,784)	(39,749)	(35,352)
Gain on repurchase and retirement of preferred stock	—	—	—	644
Dividends and undistributed earnings allocated to participating restricted stock units	(294)	(303)	(1,042)	(940)
Net loss attributable to common stockholders, basic	$(141,539)	$(250,572)	$(506,808)	$(14,209)
Basic weighted average common shares	104,144,560	103,635,455	104,069,057	103,531,431
Basic loss per weighted average common share	$(1.36)	$(2.42)	$(4.87)	$(0.14)
Diluted Loss Per Share:
Net loss attributable to common stockholders, basic	$(141,539)	$(250,572)	$(506,808)	$(14,209)
Reallocation impact of undistributed earnings to participating restricted stock units	—	—	—	—
Interest expense attributable to convertible notes	—	—	—	—
Net loss attributable to common stockholders, diluted	$(141,539)	$(250,572)	$(506,808)	$(14,209)
Basic weighted average common shares	104,144,560	103,635,455	104,069,057	103,531,431
Effect of dilutive shares issued in an assumed vesting of performance share units	—	—	—	—
Effect of dilutive shares issued in an assumed conversion	—	—	—	—
Diluted weighted average common shares	104,144,560	103,635,455	104,069,057	103,531,431
Diluted loss per weighted average common share	$(1.36)	$(2.42)	$(4.87)	$(0.14)

For the three and nine months ended September 30, 2025 and 2024, excluded from the calculation of diluted earnings per share was the effect of adding undistributed earnings reallocated to participating RSUs, the assumed vesting of outstanding PSUs and the assumed conversion of the Company’s convertible senior notes, as inclusion for each would have been antidilutive under the two-class method for all periods.

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

TWO HARBORS INVESTMENT CORP.
Notes to the Consolidated Financial Statements (unaudited)
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

Note 21. Subsequent Events
Events subsequent to September 30, 2025 were evaluated through the date these consolidated financial statements were issued and no other additional events were identified requiring further disclosure in these consolidated financial statements.

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
RoundPoint has approvals from Fannie Mae, Freddie Mac and, beginning in the third quarter of 2025, Ginnie Mae to service residential mortgage loans, and services mortgage loans underlying TH MSR Holdings’ MSR as well as MSR owned by third parties. Late in the second quarter of 2024, RoundPoint began operating its in-house, direct-to-consumer originations platform, which was established primarily to benefit our MSR portfolio through the retention or recapture of existing borrowers by providing them with competitive refinance and purchase mortgage options. The originations platform also originates both first and second mortgages for new borrowers that do not currently have a mortgage loan serviced by RoundPoint and brokers second lien loans to our existing borrowers. For our own MSR portfolio, adding new or recaptured MSR through our origination platform is intended to hedge faster than expected MSR prepayment speeds in a refinance environment, and requires less capital relative to acquiring MSR through flow and bulk purchases from third-party originators. In addition, origination activities are generally counter-cyclical to MSR; MSR fair value tends to move opposite to origination volume. For example, the value of MSR typically increases in periods marked by low origination activity and vice versa. Thus, origination activities provide supplementary sources of profitability to our stockholders while also hedging our MSR.
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

Factors Affecting our Operating Results
Our net interest income includes income from our securities portfolio, including the amortization of purchase premiums and accretion of purchase discounts, and mortgage loans held-for-sale. Net interest income (expense), as well as our servicing income, net of servicing costs, will fluctuate primarily as a result of changes in market interest rates, our financing costs and prepayment speeds on our assets. Interest rates, financing costs and prepayment rates vary according to the type of investment, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty.

Fair Value Measurement
A significant portion of our assets and liabilities are reported at fair value and, therefore, our consolidated balance sheets and statements of comprehensive (loss) income are significantly affected by fluctuations in market prices. At September 30, 2025, approximately 84.0% of our total assets, or $9.1 billion, consisted of financial instruments recorded at fair value. See Note 12 - Fair Value to the consolidated financial statements, included in this Quarterly Report on Form 10-Q, for descriptions of valuation methodologies used to measure material assets and liabilities at fair value and details of the valuation models, key inputs to those models and significant assumptions utilized. Although we execute various hedging strategies to mitigate our exposure to changes in fair value, we cannot fully eliminate our exposure to volatility caused by fluctuations in market prices.
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
Considerable judgment is used in forming conclusions and estimating inputs to our Level 3 fair value measurements. Level 3 inputs such as interest rate movements, prepayments speeds, credit losses and discount rates are inherently difficult to estimate. Changes to these inputs can have a significant effect on fair value measurements. Accordingly, there is no assurance that our estimates of fair value are indicative of the amounts that would be realized on the ultimate sale or exchange of these assets. At September 30, 2025, 24.2% of our total assets were classified as Level 3 fair value assets.

Critical Accounting Estimates
The preparation of financial statements in accordance with U.S. GAAP requires us to make certain judgments and assumptions, based on information available at the time of our preparation of the financial statements, in determining accounting estimates used in preparation of the statements. Accounting estimates are considered critical if the estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made and if different estimates reasonably could have been used in the reporting period or changes in the accounting estimate are reasonably likely to occur from period to period that would have a material impact on our financial condition, results of operations or cash flows. Our significant accounting policies are described in Note 2 to the consolidated financial statements, included under Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2024. Our most critical accounting policies involve our fair valuation of AFS securities, MSR and derivative instruments.
The methods used by us to estimate fair value for AFS securities, MSR and derivative instruments may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair value. Furthermore, while we believe that our valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. We use prices obtained from third-party pricing vendors or broker quotes deemed indicative of market activity and current as of the measurement date, which in periods of market dislocation, may have reduced transparency. For more information on our fair value measurements, see Note 12 - Fair Value to the consolidated financial statements, included under Part I, Item 1 of this Quarterly Report on Form 10-Q. Additionally, the key economic assumptions and sensitivity of the fair value of MSR to immediate adverse changes in these assumptions are presented in Note 6 - Servicing Activities to the consolidated financial statements, included under Part I, Item 1 of this Quarterly Report on Form 10-Q.

Market Conditions and Outlook
Performance across the fixed income market was positive in the third quarter of 2025, as the Federal Reserve, or the Fed, delivered a widely anticipated 25 basis point cut to its benchmark rate at its September meeting, the first interest rate cut since November 2024. Though inflation readings continued to run above the Fed’s target, and the full impact of recent increases to tariffs on forward inflation remained unclear, the Fed cut rates in response to emerging downside risks in the labor market, as Chairman Powell outlined in his remarks after the conclusion of the Fed’s September meeting. The Fed’s own guidance of another 50 basis points of cuts before the end of 2025 aligned with market consensus. Net changes across the yield curve for U.S. Treasuries were minimal over the quarter, with 2-year Treasury yields down 11 basis points to 3.61% and 10-year Treasury yields down 8 basis points to 4.15%. Equity markets were also buoyed by Fed’s benchmark rate cut, with the S&P 500 up by 7.8% by quarter-end after setting all-time record highs earlier in the quarter.
Given the stability of interest rates and broad consensus that the Fed is on a gradual path to lowering rates further, implied volatility declined to its lowest level since mid-2022. The implied volatility of 2-year options on 10-year swap rates closed the quarter at 84 basis points, down by 10 basis points and back to just about its average level over the past 10 years. RMBS spreads responded very positively to the expectation of further Fed rate cuts and the decline in volatility. During the third quarter, the nominal spread for current coupon RMBS tightened by 26 basis points to 144 basis points to the swap curve, while option-adjusted spreads finished 14 basis points tighter at 67 basis points. Nominal and option-adjusted spreads ended the quarter 22 and 8 basis points tighter than year-to-date averages, respectively. Hedged RMBS performance was positive across the 30-year coupon stack, with the best performance concentrated in the “belly” coupons, such as 4.5% and 5.0%. The excess return of the Bloomberg U.S. Mortgage Backed Securities Index was a positive 82 basis points, the best since the fourth quarter of 2023.
During the three months ended September 30, 2025, primary mortgage rates dropped to their lowest levels of 2025, finishing the quarter at around 6.25%, aided by the drop in U.S. Treasury rates as well as the strong performance of current coupon RMBS spreads and firm primary-secondary mortgage spreads. Interest rates for adjustable-rate mortgage loans have also become more appealing as the swap curve has steepened. Additionally, advances in technology have allowed for faster mortgage loan closings. As a result, refinancing speeds for higher coupon cohorts increased in September, in some cases by as much as 45% on a month/month basis. We expect that if mortgage rates remain at about this level, speeds for refinanceable mortgages will continue to pick up.
Our MSR portfolio prepaid at an overall speed of 6.0% in the third quarter, up just 0.2 percentage points compared to the second quarter, reflecting the low aggregate mortgage rate of the portfolio. At this level of mortgage rates, prepayment speeds for our MSR portfolio are driven overwhelmingly by housing turnover rates rather than refinancings. Though the housing market is showing a moderate degree of improvement as a result of the three-year low in primary mortgage rates (home sales have increased approximately 10% on a year-over-year basis and sellers have been cutting prices), turnover rates continue to run at historically low levels.
RMBS funding markets remained stable and available during throughout the quarter, with repurchase spreads at SOFR plus around 16 to 23 basis points.

The normalization of implied volatility resulted in strong performance in the REIT sector in the third quarter. While spreads contracted, on a levered basis and hedged with interest rate swaps, we believe returns remain attractive and supportive of our core strategy of low mortgage rate MSR paired with Agency RMBS. Furthermore, the expectation that the Fed will continue to cut rates has increased investor confidence that the downside risk has diminished, which in turn has dampened spread volatility. The MSR market continues to benefit from historically high levels of interest and participation from bank and non-bank originators and investors. Though mortgage rates have dropped, our low gross coupon rate MSR portfolio remains hundreds of basis points out of the money. The exposure that the portfolio has to higher rate, newer production servicing has grown very modestly, primarily through flow channel purchases. We intend to increase such exposure, given RoundPoint’s capability to refinance and recapture these loans. We continue to be optimistic that our portfolio construction of MSR paired with Agency RMBS should generate attractive risk-adjusted returns over a wide range of market scenarios.
The following table provides the carrying value of our investment portfolio by asset type:

(dollars in thousands)	September 30, 2025		December 31, 2024
Agency RMBS	$6,477,694	71.1%	$7,376,965	71.1%
Mortgage servicing rights	2,626,706	28.9%	2,994,271	28.9%
Other	3,284	—%	3,734	—%
Total	$9,107,684		$10,374,970

Prepayment speeds and volatility due to interest rates
Our portfolio is subject to market risks, primarily interest rate risk and prepayment risk. We pair our MSR and interest-only Agency RMBS portfolio with a portion of our Agency pool portfolio to offset risk. During periods of decreasing interest rates with rising prepayment speeds, the market value of our Agency pools generally increases and the market value of our interest-only securities and MSR generally decreases. The inverse relationship occurs when interest rates rise and prepayments fall. Prepayment rates for the MSR portfolio increased to 6.0% over the three months ended September 30, 2025, which is consistent with the universe of mortgage loans with similar coupon rates, primarily due to stronger seasonal factors. In addition to changes in interest rates, changes in home price performance, key employment metrics and government programs, among other macroeconomic factors, can affect prepayment speeds. We believe our active portfolio management approach, including our asset selection process, positions us to respond to a variety of market scenarios. Although we are unable to predict future interest rate movements, our strategy of pairing MSR with Agency RMBS, with a focus on managing various associated risks, including interest rate, prepayment, credit, mortgage spread and financing risk, is intended to generate stable performance, relative to RMBS portfolios without MSR, with a low level of sensitivity to changes in the yield curve, prepayments and interest rate cycles.
The following table provides the three-month average conditional prepayment rate, or CPR, experienced by our Agency RMBS and MSR during the three months ended September 30, 2025, and the four immediately preceding quarters:

	Three Months Ended
	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024
Agency RMBS	8.0%	8.4%	7.0%	7.5%	7.2%
Mortgage servicing rights	6.0%	5.8%	4.2%	4.9%	5.3%

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

The following tables provide the carrying value of our Agency RMBS portfolio by underlying mortgage loan rate type:

	September 30, 2025
(dollars in thousands)	Principal/ Current Face	Carrying Value	Weighted Average CPR (1)	% Prepayment Protected	Gross Weighted Average Coupon Rate	Amortized Cost	Allowance for Credit Losses	Weighted Average Loan Age (months)
Agency RMBS AFS:
30-Year Fixed:
3.0%	$—	$—	—%	—%	—%	$—	$—	—
3.5%	—	—	—%	—%	—%	—	—	—
4.0%	188,876	181,119	3.4%	100.0%	4.5%	195,640	—	107
4.5%	1,116,641	1,090,986	7.8%	100.0%	5.2%	1,116,539	—	39
5.0%	1,467,136	1,467,766	9.0%	100.0%	5.8%	1,489,998	—	39
5.5%	815,610	828,084	10.5%	99.7%	6.4%	824,945	—	38
6.0%	1,585,881	1,632,050	6.7%	80.9%	6.9%	1,625,884	—	5
≥ 6.5%	458,285	477,796	5.1%	88.2%	7.3%	475,665	—	7
	5,632,429	5,677,801	7.8%	93.5%	6.2%	5,728,671	—	29
Other P&I	648,607	646,827	0.1%	—%	5.2%	646,654	—	14
Interest-only	358,471	20,245	10.7%	—%	5.4%	23,887	(1,494)	183
Agency Derivatives	2,181,910	132,821	9.8%	—%	7.0%	134,882	—	21
Total Agency RMBS	$8,821,417	$6,477,694		81.9%		$6,534,094	$(1,494)

	December 31, 2024
(dollars in thousands)	Principal/ Current Face	Carrying Value	Weighted Average CPR (1)	% Prepayment Protected	Gross Weighted Average Coupon Rate	Amortized Cost	Allowance for Credit Losses	Weighted Average Loan Age (months)
Agency RMBS AFS:
30-Year Fixed:
3.0%	$220,041	$188,239	4.9%	85.7%	3.7%	$195,717	$—	38
3.5%	109,474	97,261	3.1%	84.3%	4.1%	97,831	—	51
4.0%	585,683	537,910	9.4%	100.0%	4.6%	577,462	—	55
4.5%	2,076,840	1,972,162	7.5%	100.0%	5.1%	2,123,706	—	52
5.0%	1,759,213	1,713,538	6.9%	100.0%	5.8%	1,791,565	—	33
5.5%	1,411,225	1,401,684	6.7%	99.8%	6.4%	1,422,048	—	25
6.0%	499,542	505,297	13.0%	91.5%	6.9%	509,491	—	25
≥ 6.5%	377,197	388,924	9.7%	100.0%	7.5%	389,382	—	12
	7,039,215	6,805,015	7.7%	98.7%	5.7%	7,107,202	—	37
Other P&I	561,159	540,946	0.1%	—%	5.4%	557,799	—	15
Interest-only	462,886	22,016	10.1%	—%	5.4%	27,747	(2,386)	172
Agency Derivatives	135,310	8,988	9.9%	—%	6.6%	14,731	—	235
Total Agency RMBS	$8,198,570	$7,376,965		91.1%		$7,707,479	$(2,386)
____________________
(1)Weighted average actual one-month CPR released at the beginning of the following month based on RMBS held as of the preceding month-end.

Our MSR portfolio offers attractive spreads and has many risk reducing characteristics when paired with our Agency RMBS portfolio. The following table summarizes activity related to the UPB of loans underlying our MSR portfolio for the three months ended September 30, 2025, and the four immediately preceding quarters:

	Three Months Ended
(in thousands)	September 30, 2025	June 30, 2025	March 31, 2025	December 31 2024	September 30, 2024
UPB at beginning of period	$198,822,611	$196,773,345	$200,317,009	$202,052,184	$209,389,409
Purchases of mortgage servicing rights	663,744	6,554,362	154,724	2,439,058	3,287,735
Origination and recapture of mortgage servicing rights	34,497	34,054	20,225	43,132	17,359
Sales of mortgage servicing rights	(19,111,664)	—	—	2,828	(6,247,585)
Scheduled payments	(1,647,185)	(1,637,296)	(1,623,566)	(1,647,137)	(1,640,591)
Prepaid	(2,964,335)	(2,913,721)	(2,110,028)	(2,545,452)	(2,779,533)
Other changes	22,973	11,867	14,981	(27,604)	25,390
UPB at end of period	$175,820,641	$198,822,611	$196,773,345	$200,317,009	$202,052,184

Counterparty exposure and leverage ratio
We monitor counterparty exposure amongst our broker, banking and lending counterparties on a daily basis. We believe our broker and banking counterparties are well-capitalized organizations, and we attempt to manage our cash balances across these organizations to reduce our exposure to any single counterparty.
As of September 30, 2025, we had entered into repurchase agreements with 33 counterparties, 18 of which had outstanding balances. In addition, we held short- and long-term borrowings under revolving credit facilities, warehouse lines of credit, and unsecured borrowings under senior notes and convertible senior notes. As of September 30, 2025, the debt-to-equity ratio funding our Agency and non-Agency investment securities, MSR and related servicing advances and mortgage loans held-for-sale, which includes unsecured borrowings under senior notes and convertible senior notes, was 4.8:1.0.
As of September 30, 2025, we held $770.5 million in cash and cash equivalents, approximately $10.6 million of unpledged Agency RMBS and $3.3 million of unpledged non-Agency securities. As a result, we had an overall estimated unused borrowing capacity on our unpledged securities of approximately $11.5 million. As of September 30, 2025, we held approximately $7.1 million of unpledged MSR and $1.7 million of unpledged servicing advances. Overall, on September 30, 2025, we had $127.1 million unused committed and $812.0 million unused uncommitted borrowing capacity on MSR financing facilities, and $77.5 million in unused committed borrowing capacity on servicing advance financing facilities. As of September 30, 2025, we held approximately $0.3 million of unpledged mortgage loans and had $26.5 million unused committed borrowing capacity on our warehouse line of credit and $46.5 million unused uncommitted borrowing capacity on our loan repurchase agreement. Generally, unused borrowing capacity may be the result of our election not to utilize certain financing, as well as delays in the timing in which funding is provided, insufficient collateral or the inability to meet lenders’ eligibility requirements for specific types of asset classes.
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

Summary of Results of Operations and Financial Condition
Our book value per common share for U.S. GAAP purposes was $11.04 at September 30, 2025, a decrease from $12.14 per common share at June 30, 2025, and a decrease from $14.47 per common share at December 31, 2024. The decline in book value for both the three and nine months ended September 30, 2025 was primarily driven by the litigation settlement expense of $175.1 million and $375.0 million, respectively, that was recorded in connection with the resolution of our litigation with PRCM Advisers LLC, net mark-to-market losses on MSR and dividends declared, partially offset by servicing income and net mark-to-market gains recognized on investment securities. For further details regarding the litigation settlement recognized, refer to Note 14 - Commitments and Contingencies to the consolidated financial statements, included in this Quarterly Report on Form 10-Q. Our comprehensive loss attributable to common stockholders was $80.2 million and $237.1 million for the three and nine months ended September 30, 2025, respectively, as compared to comprehensive income attributable to common stockholders of $19.4 million and $109.2 million for the three and nine months ended September 30, 2024, respectively.

The following table presents the components of our comprehensive (loss) income for the three and nine months ended September 30, 2025 and 2024:

(in thousands, except per share amounts)	Three Months Ended		Nine Months Ended
Income Statement Data:	September 30,		September 30,
	2025	2024	2025	2024
	(unaudited)		(unaudited)
Net interest expense:
Interest income	$93,615	$112,642	$322,079	$346,378
Interest expense	117,120	154,931	385,535	469,138
Net interest expense	(23,505)	(42,289)	(63,456)	(122,760)
Net servicing income:
Servicing income	166,448	171,732	481,661	514,080
Servicing costs	3,762	3,900	9,345	15,494
Net servicing income	162,686	167,832	472,316	498,586
Other income (loss):
(Loss) gain on investment securities	(16,187)	1,383	(81,746)	(32,029)
Loss on servicing asset	(104,896)	(133,349)	(177,019)	(145,194)
Gain (loss) on interest rate swap and swaption agreements	4,302	(172,263)	(147,436)	(51,741)
Gain (loss) on other derivative instruments	64,596	(32,722)	34,787	14,127
Gain on mortgage loans held-for-sale	1,596	927	3,148	924
Other income	4,114	123	5,913	349
Total other loss	(46,475)	(335,901)	(362,353)	(213,564)
Expenses:
Compensation and benefits	21,307	20,180	69,365	67,953
Other operating expenses	23,051	18,405	64,863	57,156
Litigation settlement expense	175,065	—	375,000	—
Total expenses	219,423	38,585	509,228	125,109
(Loss) income before income taxes	(126,717)	(248,943)	(462,721)	37,153
Provision for (benefit from) income taxes	1,204	(10,458)	3,296	15,714
Net (loss) income	(127,921)	(238,485)	(466,017)	21,439
Dividends on preferred stock	(13,324)	(11,784)	(39,749)	(35,352)
Gain on repurchase and retirement of preferred stock	—	—	—	644
Net loss attributable to common stockholders	$(141,245)	$(250,269)	$(505,766)	$(13,269)
Basic loss per weighted average common share	$(1.36)	$(2.42)	$(4.87)	$(0.14)
Diluted loss per weighted average common share	$(1.36)	$(2.42)	$(4.87)	$(0.14)
Dividends declared per common share	$0.34	$0.45	$1.18	$1.35
Comprehensive (loss) income:
Net (loss) income	$(127,921)	$(238,485)	$(466,017)	$21,439
Other comprehensive income:
Unrealized gain on available-for-sale securities	61,038	269,621	268,683	122,470
Other comprehensive income	61,038	269,621	268,683	122,470
Comprehensive (loss) income	(66,883)	31,136	(197,334)	143,909
Dividends on preferred stock	(13,324)	(11,784)	(39,749)	(35,352)
Gain on repurchase and retirement of preferred stock	—	—	—	644
Comprehensive (loss) income attributable to common stockholders	$(80,207)	$19,352	$(237,083)	$109,201

Results of Operations
Interest Income
Interest income decreased to $93.6 million for the three months ended September 30, 2025 from $112.6 million for the same period in 2024, primarily due to a decrease in Agency RMBS portfolio size. Interest income decreased to $322.1 million for the nine months ended September 30, 2025 from $346.4 million for the same period in 2024, primarily due to lower overall rates earned on bank and margin account balances, including effectively borrowed U.S. Treasury securities under reverse repurchase agreement transactions, as well as a decrease in Agency RMBS portfolio size.
Interest Expense
Interest expense decreased to $117.1 million and $385.5 million for the three and nine months ended September 30, 2025, respectively, from $154.9 million and $469.1 million for the same periods in 2024, primarily due to decreases in average borrowings outstanding on the lower Agency RMBS and MSR portfolios as well as the lower overall interest rate environment.
Net Interest Income
The following tables present the components of interest income and average net asset yield earned by asset type, the components of interest expense and average cost of funds on borrowings incurred by collateral type, and net interest income and average net interest spread for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
(dollars in thousands)	Average Balance (1)	Interest Income/Expense	Net Yield/Cost of Funds	Average Balance (1)	Interest Income/Expense	Net Yield/Cost of Funds
Interest-earning assets:
Available-for-sale securities	$6,751,460	$83,763	5.0%	$7,902,482	$293,023	4.9%
Mortgage loans held-for-sale	7,280	125	6.9%	6,203	323	6.9%
Reverse repurchase agreements	233,987	2,560	4.4%	234,699	7,668	4.4%
Other		7,167			21,065
Total interest income/net asset yield	$6,992,727	$93,615	5.4%	$8,143,384	$322,079	5.3%
Interest-bearing liabilities:
Borrowings collateralized by:
Available-for-sale securities	$6,451,062	$73,310	4.5%	$7,532,310	$258,146	4.6%
Agency Derivatives (2)	87,905	1,084	4.9%	39,969	1,475	4.9%
Mortgage servicing rights and advances (3)	1,752,926	34,625	7.9%	1,818,745	107,233	7.9%
Mortgage loans held-for-sale	7,218	125	6.9%	6,005	309	6.9%
Unsecured borrowings:
Senior notes	110,804	2,884	10.4%	56,424	4,380	10.4%
Convertible senior notes	261,221	4,517	6.9%	260,841	13,417	6.9%
Other		575			575
Total interest expense/cost of funds	$8,671,136	$117,120	5.4%	$9,714,294	$385,535	5.3%
Net interest expense/spread		$(23,505)	—%		$(63,456)	—%

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
(dollars in thousands)	Average Balance (1)	Interest Income/Expense	Net Yield/Cost of Funds	Average Balance (1)	Interest Income/Expense	Net Yield/Cost of Funds
Interest-earning assets:
Available-for-sale securities	$8,394,436	$101,067	4.8%	$8,419,589	$300,883	4.8%
Mortgage loans held-for-sale	1,468	25	6.8%	684	29	5.7%
Reverse repurchase agreements	354,230	4,780	5.4%	350,063	14,139	5.4%
Other		6,770			31,327
Total interest income/net asset yield	$8,750,134	$112,642	5.1%	$8,770,336	$346,378	5.3%
Interest-bearing liabilities:
Borrowings collateralized by:
Available-for-sale securities	$7,954,332	$109,966	5.5%	$7,891,809	$329,429	5.6%
Agency Derivatives (2)	5,408	82	6.1%	6,587	303	6.1%
Mortgage servicing rights and advances (3)	1,808,411	40,370	8.9%	1,957,477	125,683	8.6%
Mortgage loans held-for-sale	497	11	8.9%	166	11	8.8%
Unsecured borrowings:
Convertible senior notes	259,677	4,495	6.9%	264,813	13,693	6.9%
Other		7			19
Total interest expense/cost of funds	$10,028,325	$154,931	6.2%	$10,120,852	$469,138	6.2%
Net interest income/spread		$(42,289)	(1.1)%		$(122,760)	(0.9)%
____________________
(1)Average asset balance represents average amortized cost on AFS securities and average unpaid principal balance on mortgage loans held-for-sale and reverse repurchase agreements.
(2)Yields on Agency Derivatives not shown as the related interest income is included in gain (loss) on other derivative instruments in the consolidated statements of comprehensive (loss) income.
(3)Yields on mortgage servicing rights and advances not shown as these assets do not earn interest.

The increase in yields on AFS securities for the three and nine months ended September 30, 2025, as compared to the same periods in 2024, was driven by net sales of lower coupon AFS securities, which was slightly offset by higher premium amortization. The decrease in cost of funds associated with the financing of AFS securities for the three and nine months ended September 30, 2025, as compared to the same periods in 2024, was due to the lower interest rate environment.
The decrease in yields on reverse repurchase agreements for the three and nine months ended September 30, 2025, as compared to the same periods in 2024, was due to the lower interest rate environment.
The decrease in cost of funds associated with the financing of MSR assets and related servicing advance obligations for the three and nine months ended September 30, 2025, as compared to the same periods in 2024, was primarily due to the lower interest rate environment. We have one revolving credit facility in place to finance our servicing advance obligations, which are included in other assets on our consolidated balance sheets.
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
The cost of funds associated with our convertible senior notes for the three and nine months ended September 30, 2025, as compared to the same periods in 2024, was consistent.

The following table presents the components of the yield earned on our AFS securities portfolio as a percentage of our average amortized cost of securities for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Gross yield/stated coupon	5.2%	5.0%	5.2%	4.9%
Net (premium amortization) discount accretion	(0.2)%	(0.2)%	(0.3)%	(0.1)%
Net yield	5.0%	4.8%	4.9%	4.8%

Net Servicing Income
The following table presents the components of net servicing income for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2025	2024	2025	2024
Servicing fee income	$127,349	$126,597	$377,929	$400,278
Ancillary and other fee income	5,277	3,928	15,572	12,220
Float income	33,822	41,207	88,160	101,582
Total servicing income	166,448	171,732	481,661	514,080
Total servicing costs	3,762	3,900	9,345	15,494
Net servicing income	$162,686	$167,832	$472,316	$498,586

The decrease in total servicing income for the three and nine months ended September 30, 2025, as compared to the same periods in 2024, was primarily due to lower float income due to the lower interest rate environment, partially offset by higher ancillary and other fee income from subservicing. The decrease for the nine months ended September 30, 2025 was also driven by lower servicing fee income on a smaller MSR portfolio as a result of run-off and sales.
As previously discussed, RoundPoint handles substantially all servicing functions for the mortgage loans underlying our MSR, as well as our originated or purchased mortgage loans held-for-sale. For the remaining portion of our serviced mortgage assets, we contract with appropriately licensed third-party subservicers to handle the servicing functions in the name of the subservicer. All third-party subservicing costs and other servicing expenses directly related to our MSR portfolio are included within the servicing costs line item on our consolidated statements of comprehensive (loss) income. All servicing-related general and administrative expenses incurred by RoundPoint are included within the compensation and benefits and other operating expenses line items on our consolidated statements of comprehensive (loss) income. The decrease in servicing costs during the three and nine months ended September 30, 2025, as compared to the same periods in 2024, was the result of lower third-party deboarding and subservicing fees incurred.
(Loss) Gain On Investment Securities
The following table presents the components of (loss) gain on investment securities for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2025	2024	2025	2024
Proceeds from sales	$4,246,997	$91,115	$9,348,345	$896,520
Amortized cost of securities sold	(4,262,884)	(91,503)	(9,430,868)	(929,064)
Total realized losses on sales	(15,887)	(388)	(82,523)	(32,544)
Reversal of provision for credit losses	91	276	113	25
Other	(391)	1,495	664	490
(Loss) gain on investment securities	$(16,187)	$1,383	$(81,746)	$(32,029)

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
Loss On Servicing Asset
The following table presents the components of loss on servicing asset for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2025	2024	2025	2024
Changes in fair value due to changes in valuation inputs or assumptions used in the valuation model	$(38,686)	$(70,868)	$4,687	$29,085
Changes in fair value due to realization of cash flows (runoff)	(66,210)	(62,481)	(181,698)	(174,239)
Other	—	—	(8)	(40)
Loss on servicing asset	$(104,896)	$(133,349)	$(177,019)	$(145,194)

The decrease in loss on servicing asset for the three months ended September 30, 2025, as compared to the same period in 2024, was driven by less unfavorable change in valuation assumptions used in the fair valuation of MSR, primarily due to a lower average portfolio balance, partially offset by slightly higher portfolio run-off as a result of the lower interest rate environment. The increase in loss on servicing asset for the nine months ended September 30, 2025, as compared to the same period in 2024, was driven by lower favorable change in valuation assumptions used in the fair valuation of MSR, primarily due to a lower average portfolio balance, and higher portfolio run-off as a result of the lower interest rate environment.
Gain (Loss) On Interest Rate Swap And Swaption Agreements
The following table summarizes the net interest spread and gains and losses associated with our interest rate swap and swaption positions recognized during the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2025	2024	2025	2024
Net interest spread	$8,127	$17,059	$20,484	$46,369
Early termination, agreement maturation and option expiration losses	(701)	(86,310)	(4,413)	(70,032)
Change in unrealized loss on interest rate swap and swaption agreements	(3,124)	(103,012)	(163,507)	(28,078)
Gain (loss) on interest rate swap and swaption agreements	$4,302	$(172,263)	$(147,436)	$(51,741)

Net interest spread recognized for the accrual and/or settlement of the net interest income associated with our interest rate swaps results from receiving either a floating interest rate (OIS or SOFR) or a fixed interest rate and paying either a fixed interest rate or a floating interest rate (OIS or SOFR) on positions held to economically hedge/mitigate portfolio interest rate exposure (or duration) risk. We may elect to terminate certain swaps and swaptions to align with our investment portfolio, agreements may mature or options may expire resulting in full settlement of our net interest spread asset/liability and the recognition of realized gains and losses, including early termination penalties. The change in fair value of interest rate swaps and swaptions during the three and nine months ended September 30, 2025 and 2024 was a result of changes to floating interest rates (OIS or SOFR), the swap curve and corresponding counterparty borrowing rates. Swaps and swaptions are used for purposes of hedging our interest rate exposure, and therefore, their unrealized valuation gains and losses (excluding the reversal of unrealized gains and losses to realized gains and losses upon termination, maturation or option expiration) generally offset a portion of the unrealized losses and gains recognized on our Agency RMBS AFS portfolio, which are recorded either directly to stockholders’ equity through other comprehensive income or to (loss) gain on investment securities, in the case of certain AFS securities for which we have elected the fair value option.
Gain (Loss) On Other Derivative Instruments
The following table provides a summary of the total net gains (losses) recognized on other derivative instruments we hold for purposes of both hedging and non-hedging activities, principally TBAs, futures, options on futures, and inverse interest-only securities during the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2025	2024	2025	2024
TBAs	$69,324	$84,073	$88,045	$(2,438)
Futures	(9,697)	(119,553)	(64,612)	16,061
Options on futures	(161)	—	(285)	(127)
Inverse interest-only securities	5,130	2,758	11,639	631
Gain (loss) on other derivative instruments	$64,596	$(32,722)	$34,787	$14,127

For further details regarding our use of derivative instruments and related activity, refer to Note 9 - Derivative Instruments and Hedging Activities to the consolidated financial statements, included in this Quarterly Report on Form 10-Q.
Gain On Mortgage Loans Held-For-Sale
The following table provides a summary of the total net realized and unrealized gains (losses) recognized on mortgage loans held-for-sale and the related derivative instruments used to manage exposure to market risks primarily associated with fluctuations in interest rate risks related to our origination pipeline during the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2025	2024	2025	2024
Mortgage loans held-for-sale	$1,312	$420	$2,606	$417
TBAs	(163)	—	(245)	—
Interest rate lock commitments	447	478	930	478
Forward mortgage loan sale commitments	—	29	(143)	29
Gain on mortgage loans held-for-sale	$1,596	$927	$3,148	$924

Late in the second quarter of 2024, RoundPoint began operating its in-house, direct-to-consumer originations platform. Prior to the launch of originations, our mortgage loans held-for-sale consisted of a small number of loans purchased from the collateral underlying our MSR.

Operating Expenses
The following table presents the components of operating expenses for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2025	2024	2025	2024
Compensation and benefits:
Non-cash equity compensation expenses	$1,544	$1,610	$9,999	$9,336
All other compensation and benefits	19,763	18,570	59,366	58,617
Total compensation and benefits	$21,307	$20,180	$69,365	$67,953
Other operating expenses:
Certain operating expenses (1)	$4,066	$101	$6,926	$675
All other operating expenses	18,985	18,304	57,937	56,481
Total other operating expenses	$23,051	$18,405	$64,863	$57,156
Annualized operating expense ratio	9.7%	7.0%	8.9%	7.5%
Annualized operating expense ratio, excluding non-cash equity compensation and certain operating expenses (1)	8.5%	6.7%	7.8%	6.9%
____________________
(1)Certain operating expenses predominantly consists of expenses incurred in connection with the Company’s litigation with PRCM Advisers, as discussed within Note 14 to the consolidated financial statements, included under Part I, Item 1 of this Quarterly Report on Form 10-Q.

The increase in total operating expenses during the three and nine months ended September 30, 2025, as compared to the same periods in 2024, was primarily driven by higher expenses incurred in connection with the resolution of the Company’s litigation with PRCM Advisers, as well as slightly higher compensation and benefits and other operating expenses. The increase in our annualized operating expense ratios was primarily driven by the lower average equity balances in the denominator as a result of comprehensive losses incurred and dividends declared during the three and nine months ended September 30, 2025.
Litigation Settlement Expense
During the three and nine months ended September 30, 2025, we recognized litigation settlement expense of $175.1 million and $375.0 million, respectively, which was recorded in connection with the resolution of our litigation with PRCM Advisers. For further details regarding the litigation settlement recognized, refer to Note 14 - Commitments and Contingencies to the consolidated financial statements, included in this Quarterly Report on Form 10-Q.
Income Taxes
During the three and nine months ended September 30, 2025, we recognized a provision for income taxes of $1.2 million and $3.3 million, respectively, which was primarily due to net income from MSR servicing and mortgage loan origination activities, partially offset by net losses recognized on MSR and operating expenses incurred in our TRSs. During the three and nine months ended September 30, 2024, we recognized a benefit from income taxes of $10.5 million and a provision for income taxes of $15.7 million, respectively. The benefit recognized for the three months ended September 30, 2024 was primarily due to net losses recognized on MSR and operating expenses incurred, offset by net income from MSR servicing and mortgage loan origination activities in our TRSs. The provision recognized during the nine months ended September 30, 2024 was primarily due to net income from MSR servicing and mortgage loan origination activities, offset by net losses recognized on MSR and operating expenses incurred in our TRSs.

Other Comprehensive Income
The following table provides a summary of the components of other comprehensive income during the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2025	2024	2025	2024
Unrealized gains on available-for-sale securities	$53,786	$267,864	$197,119	$104,740
Realized losses on sales of available-for-sale securities reclassified to (loss) gain on investment securities	7,252	1,757	71,564	17,730
Other comprehensive income	$61,038	$269,621	$268,683	$122,470

With our accounting treatment for AFS securities, unrealized fluctuations in the market values of AFS securities, excluding certain AFS securities for which we have elected the fair value option and securities with an allowance for credit losses, are recorded directly to stockholders’ equity through other comprehensive income. Additionally, we reclassify unrealized gains and losses on AFS securities in accumulated other comprehensive loss to net (loss) income upon the recognition of any realized gains and losses on sales as individual securities are sold. Fluctuations in other comprehensive income are driven by changes in fair value assumptions and the reclassification of unrealized gains and losses to realized gains and losses upon sale.

Financial Condition
The following table presents significant components of our balance sheet as of September 30, 2025 and December 31, 2024:

(in thousands)	September 30, 2025	December 31, 2024
Balance Sheet Data:
Available-for-sale securities	$6,348,157	$7,371,711
Mortgage servicing rights	$2,626,706	$2,994,271
Total assets	$10,866,407	$12,204,319
Repurchase agreements	$7,104,650	$7,805,057
Revolving credit facilities	$945,371	$1,020,171
Senior notes	$110,866	$—
Convertible senior notes	$261,370	$260,229
Total stockholders’ equity	$1,771,717	$2,122,509

Available-for-Sale Securities, at Fair Value
The majority of our AFS investment securities portfolio is comprised of fixed rate Agency mortgage-backed securities backed by single-family and multi-family mortgage loans. We also hold $3.3 million in tranches of mortgage-backed and asset-backed P&I and interest-only non-Agency securities. All of our P&I Agency RMBS AFS are Fannie Mae or Freddie Mac mortgage pass-through certificates or collateralized mortgage obligations, or Ginnie Mae mortgage pass-through certificates, which are backed by the guarantee of the U.S. government. The majority of our Agency RMBS portfolio is comprised of whole pool certificates.
The table below summarizes certain characteristics of our Agency RMBS AFS at September 30, 2025:

	September 30, 2025
(dollars in thousands, except purchase price)	Principal/ Current Face	Net (Discount) Premium	Amortized Cost	Allowance for Credit Losses	Unrealized Gain	Unrealized Loss	Carrying Value	Weighted Average Coupon Rate	Weighted Average Purchase Price
P&I securities	$6,281,036	$94,289	$6,375,325	$—	$27,015	$(77,712)	$6,324,628	5.26%	$101.68
Interest-only securities	358,471	23,887	23,887	(1,494)	405	(2,553)	20,245	2.06%	$27.52
Total	$6,639,507	$118,176	$6,399,212	$(1,494)	$27,420	$(80,265)	$6,344,873

Mortgage Servicing Rights, at Fair Value
One of our wholly owned subsidiaries, TH MSR Holdings, has approvals from Fannie Mae and Freddie Mac to own and manage MSR, which represent the right to control the servicing of residential mortgage loans. TH MSR Holdings acquires MSR from third-party originators through flow and bulk purchases, as well as through the recapture of MSR on loans in its MSR portfolio that refinance. Beginning in 2024, TH MSR Holdings also acquires MSR on loans originated by its subsidiary, RoundPoint, through purchases and recapture of MSR. As of both September 30, 2025 and December 31, 2024, our MSR had a fair market value of $2.6 billion.
As of September 30, 2025, our MSR portfolio included MSR on 720,038 loans with an unpaid principal balance of approximately $175.8 billion. The following table summarizes certain characteristics of the loans underlying our MSR by gross weighted average coupon rate types and ranges at September 30, 2025:

	September 30, 2025
(dollars in thousands)	Number of Loans	Unpaid Principal Balance	Weighted Average Gross Coupon Rate	Weighted Average Current Loan Size	Weighted Average Loan Age (months)	Weighted Average Original FICO	Weighted Average Original LTV	60+ Day Delinquencies	3-Month CPR	Net Servicing Fee (bps)
30-Year Fixed:
≤ 3.25%	258,318	$76,737,086	2.8%	$352	56	768	71.5%	0.5%	4.6%	25.1
> 3.25 - 3.75%	124,093	30,363,738	3.4%	313	69	753	74.1%	1.0%	5.8%	25.2
> 3.75 - 4.25%	82,509	15,949,820	3.9%	258	94	752	75.4%	1.2%	6.4%	25.3
> 4.25 - 4.75%	49,860	8,784,585	4.4%	255	90	739	77.3%	1.9%	6.5%	25.2
> 4.75 - 5.25%	36,003	8,407,126	5.0%	352	57	748	79.0%	1.7%	7.1%	25.2
> 5.25%	63,670	19,902,764	6.2%	416	29	751	79.8%	1.5%	10.1%	27.2
	614,453	160,145,119	3.7%	338	61	759	74.1%	0.9%	5.9%	25.4
15-Year Fixed:
≤ 2.25%	18,397	4,056,773	2.0%	264	53	776	59.9%	0.3%	4.8%	25.0
> 2.25 - 2.75%	32,584	5,820,717	2.4%	223	57	772	59.4%	0.2%	6.1%	25.0
> 2.75 - 3.25%	26,702	2,870,323	2.9%	161	80	765	61.6%	0.3%	8.2%	25.2
> 3.25 - 3.75%	14,064	1,058,151	3.4%	122	96	755	64.0%	0.4%	9.8%	25.2
> 3.75 - 4.25%	6,503	440,388	3.9%	121	90	741	65.6%	0.8%	10.9%	25.3
> 4.25%	5,643	844,919	5.3%	297	34	750	64.3%	1.2%	16.4%	27.4
	103,893	15,091,271	2.7%	216	63	768	60.7%	0.3%	7.2%	25.2
Total ARMs	1,692	584,251	5.2%	457	41	766	71.6%	0.6%	14.0%	25.2
Total	720,038	$175,820,641	3.6%	$328	61	759	73.0%	0.9%	6.0%	25.4

Financing
Our borrowings consist primarily of repurchase agreements, revolving credit facilities, warehouse lines of credit, senior notes and convertible senior notes. Repurchase agreements, revolving credit facilities and warehouse lines of credit are collateralized by our pledge of AFS securities, derivative instruments, MSR, mortgage loans held-for-sale, servicing advances and certain cash balances, while senior notes and convertible senior notes are considered unsecured corporate debt. Substantially all of our Agency RMBS are currently pledged as collateral for repurchase agreements. Additionally, a substantial portion of our MSR is currently pledged as collateral for repurchase agreements and revolving credit facilities, and a portion of our servicing advances have been pledged as collateral for revolving credit facilities. We have three repurchase facilities in place that are secured by VFNs issued in connection with our securitization of MSR, which are collateralized by portions of our MSR portfolio. Substantially all of our funded mortgage loans held-for-sale are currently pledged as collateral for repurchase agreements and warehouse lines of credit for a period of up to 90 days or until they are sold to the GSEs or other third-party investors in the secondary market, typically within 60 days of origination. Additionally, in May 2025, we issued senior notes due in 2030, which are unsecured and pay interest quarterly at a rate of 9.375% per annum. Finally, our convertible senior notes due January 2026 are unsecured and pay interest semiannually at a rate of 6.25% per annum.

At September 30, 2025, borrowings under repurchase agreements, revolving credit facilities, warehouse lines of credit, senior notes and convertible senior notes had the following characteristics:

(dollars in thousands)	September 30, 2025
Borrowing Type	Amount Outstanding	Weighted Average Borrowing Rate	Weighted Average Years to Maturity
Repurchase agreements	$7,104,650	4.61%	0.3
Revolving credit facilities	945,371	7.23%	1.4
Warehouse lines of credit	8,452	6.38%	0.2
Senior notes	110,866	9.38%	4.9
Convertible senior notes	261,370	6.25%	0.3
Total	$8,430,709	5.02%	0.5

(dollars in thousands)	September 30, 2025
Collateral Type	Amount Outstanding	Weighted Average Borrowing Rate	Weighted Average Haircut on Collateral Value
Agency RMBS	$6,256,604	4.29%	3.6%
Agency Derivatives	106,542	4.69%	16.0%
Mortgage servicing rights	1,610,871	7.30%	30.6%
Mortgage servicing advances	72,500	6.87%	13.4%
Mortgage loans held-for-sale	11,956	6.35%	0.4%
Other (1)	372,236	7.18%	N/A
Total	$8,430,709	5.02%	8.8%
____________________
(1)Includes unsecured borrowings under senior notes and convertible senior notes. The senior notes are due August 2030, paying interest quarterly at a rate of 9.375% per annum on the aggregate principal amount, which was $115.0 million on September 30, 2025. The convertible senior notes are due January 2026, paying interest semiannually at a rate of 6.25% per annum on the aggregate principal amount, which was $261.9 million on September 30, 2025.

As of September 30, 2025, the debt-to-equity ratio funding our Agency and non-Agency investment securities, MSR and related servicing advances and mortgage loans held-for-sale, which includes unsecured borrowings under senior notes and convertible senior notes, was 4.8:1.0. Our Agency RMBS, given their liquidity and high credit quality, are eligible for higher levels of leverage, while MSR, with less liquidity and/or more exposure to prepayment risk, utilize lower levels of leverage. Generally, our debt-to-equity ratio is directly correlated to the composition of our portfolio; typically, the higher the percentage of Agency RMBS we hold, the higher our debt-to-equity ratio will be. However, in addition to portfolio mix, our debt-to-equity ratio is a function of many other factors, including the liquidity of our portfolio, the availability and price of our financing, the diversification of our counterparties and their available capacity to finance our assets, and anticipated regulatory developments. We may alter the percentage allocation of our portfolio among our target assets depending on the relative value of the assets that are available to purchase from time to time, including at times when we are deploying proceeds from offerings we conduct. We believe the current degree of leverage within our portfolio helps ensure that we have access to unused borrowing capacity, thus supporting our liquidity and the strength of our balance sheet.

The following table provides a summary of our borrowings under repurchase agreements (excluding those collateralized by U.S. Treasuries), revolving credit facilities, warehouse lines of credit, term notes payable, senior notes and convertible senior notes and our debt-to-equity ratios for the three months ended September 30, 2025, and the four immediately preceding quarters:

(dollars in thousands)
For the Three Months Ended	Quarterly Average	End of Period Balance	Maximum Balance of Any Month-End	End of Period Total Borrowings to Equity Ratio	End of Period Net Long (Short) TBA Cost Basis	End of Period Net Payable (Receivable) for Unsettled RMBS	End of Period Economic Debt-to-Equity Ratio (1)
September 30, 2025	$8,671,136	$8,430,709	$8,525,078	4.8:1.0	$4,391,419	$(133,405)	7.2:1.0
June 30, 2025	$10,477,013	$10,175,579	$10,737,324	5.4:1.0	$3,009,819	$108,474	7.0:1.0
March 31, 2025	$9,995,726	$10,942,563	$10,942,563	5.1:1.0	$3,001,672	$(643,896)	6.2:1.0
December 31, 2024	$9,566,487	$9,087,489	$10,293,529	4.3:1.0	$4,493,055	$269,370	6.5:1.0
September 30, 2024	$10,028,325	$10,025,403	$10,061,801	4.6:1.0	$5,060,417	$85,366	7.0:1.0
____________________
(1)Defined as total borrowings under repurchase agreements (excluding those collateralized by U.S. Treasuries), revolving credit facilities, warehouse lines of credit, term notes payable, senior notes and convertible senior notes, plus implied debt on net TBA cost basis and net payable (receivable) for unsettled RMBS, divided by total equity.

Equity
The following table provides details of changes in our stockholders’ equity from June 30, 2025 to September 30, 2025:

(in millions, except per share amounts)	Book Value	Common Shares Outstanding	Common Book Value Per Share
Common stockholders’ equity at June 30, 2025	$1,264.2	104.1	$12.14
Net loss	(127.9)
Other comprehensive income	61.0
Comprehensive loss	(66.9)
Dividends on preferred stock	(13.3)
Comprehensive loss attributable to common stockholders	(80.2)
Dividends on common stock	(35.7)
Other	1.5	—
Balance before capital transactions	1,149.8	104.1
Issuance of common stock, net of offering costs	0.1	—
Common stockholders’ equity at September 30, 2025	$1,149.9	104.1	$11.04
Total preferred stock liquidation preference	621.8
Total stockholders’ equity at September 30, 2025	$1,771.7

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

As of September 30, 2025, we held $770.5 million in cash and cash equivalents available to support our operations; $9.1 billion of AFS securities, MSR, mortgage loans held-for-sale and derivative assets held at fair value; and $8.4 billion of outstanding debt in the form of repurchase agreements and borrowings under revolving credit facilities, warehouse lines of credit, senior notes and convertible senior notes. During the three and nine months ended September 30, 2025, the debt-to-equity ratio funding our Agency and non-Agency investment securities, MSR and related servicing advances and mortgage loans held-for-sale, which includes unsecured borrowings under senior notes and convertible senior notes, decreased from 5.4:1.0 to 4.8:1.0 and increased from 4.3:1.0 to 4.8:1.0, respectively. The decrease for the three months ended September 30, 2025 was primarily due to decreases in both Agency RMBS and MSR financing as a result of sales and portfolio runoff. The increase for the nine months ended September 30, 2025 was predominantly driven by a decrease in total stockholders’ equity as a result of comprehensive losses incurred and dividends declared during the three and nine months ended September 30, 2025. During the three and nine months ended September 30, 2025, our economic debt-to-equity ratio funding our Agency and non-Agency investment securities, MSR and related servicing advances and mortgage loans held-for-sale, which includes unsecured borrowings under senior notes and convertible senior notes, implied debt on net TBA cost basis and net payable (receivable) for unsettled RMBS, increased from 7.0:1.0 to 7.2:1.0 and from 6.5:1.0 to 7.2:1.0, respectively.
As of September 30, 2025, we held approximately $10.6 million of unpledged Agency RMBS and $3.3 million of unpledged non-Agency securities. As a result, we had an overall estimated unused borrowing capacity on unpledged securities of approximately $11.5 million. As of September 30, 2025, we held approximately $7.1 million of unpledged MSR and $1.7 million of unpledged servicing advances. Overall, on September 30, 2025, we had $127.1 million unused committed and $812.0 million unused uncommitted borrowing capacity on MSR financing facilities, and $77.5 million in unused committed borrowing capacity on servicing advance financing facilities. As of September 30, 2025, we held approximately $0.3 million of unpledged mortgage loans and had $26.5 million unused committed borrowing capacity on our warehouse lines of credit and $46.5 million unused uncommitted borrowing capacity on our loan repurchase agreement. Generally, unused borrowing capacity may be the result of our election not to utilize certain financing, as well as delays in the timing in which funding is provided, insufficient collateral or the inability to meet lenders’ eligibility requirements for specific types of asset classes. On a daily basis, we monitor and forecast our available, or excess, liquidity. Additionally, we frequently perform shock analyses against various market events to monitor the adequacy of our excess liquidity.
During the nine months ended September 30, 2025, we did not experience any material issues accessing our funding sources. We expect ongoing sources of financing to be primarily repurchase agreements, revolving credit facilities, warehouse lines of credit, senior notes, convertible senior notes and similar financing arrangements. We plan to finance our assets with a moderate amount of leverage, the level of which may vary based upon the particular characteristics of our portfolio and market conditions.
As of September 30, 2025, we had master repurchase agreements in place with 33 counterparties (lenders), the majority of which are U.S. domiciled financial institutions, and we continue to evaluate additional counterparties to manage and optimize counterparty risk. Under our repurchase agreements, we are required to pledge additional assets as collateral to our lenders when the estimated fair value of the existing pledged collateral under such agreements declines and such lenders, through a margin call, demand additional collateral. Lenders generally make margin calls because of a perceived decline in the value of our assets collateralizing the repurchase agreements. This may occur following the monthly principal reduction of assets due to scheduled amortization and prepayments on the underlying mortgages, or may be caused by changes in market interest rates, a perceived decline in the market value of the investments and other market factors. To cover a margin call, we may pledge additional assets or cash. At maturity, any cash on deposit as collateral is generally applied against the repurchase agreement balance, thereby reducing the amount borrowed. Should the value of our assets suddenly decrease, significant margin calls on our repurchase agreements could result, causing an adverse change in our liquidity position.

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

(in thousands)
September 30, 2025
Expiration Date (1)	Amount Outstanding	Unused Committed Capacity (2)	Unused Uncommitted Capacity	Total Capacity	Eligible Collateral
March 31, 2027	$592,731	$57,269	$250,000	$900,000	Mortgage servicing rights
March 8, 2027	$280,140	$69,860	$150,000	$500,000	Mortgage servicing rights (3)
May 22, 2026	$398,000	$—	$152,000	$550,000	Mortgage servicing rights (4)
October 26, 2026	$170,000	$—	$130,000	$300,000	Mortgage servicing rights (4)
July 30, 2026	$170,000	$—	$130,000	$300,000	Mortgage servicing rights (4)
June 14, 2026	$72,500	$77,500	$—	$150,000	Mortgage servicing advances
August 18, 2026	$8,452	$26,548	$15,000	$50,000	Mortgage loans held-for-sale
June 25, 2026	$3,504	$—	$46,496	$50,000	Mortgage loans held-for-sale
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

We are subject to a variety of financial covenants under our lending agreements. The following represent the most restrictive financial covenants across our lending agreements as of September 30, 2025:
•Total indebtedness to tangible net worth must be less than 8.0:1.0. As of September 30, 2025, our total indebtedness to tangible net worth, as defined, was 5.1:1.0.
•Cash liquidity must be greater than $200.0 million. As of September 30, 2025, our liquidity, as defined, was $770.5 million.
•Net worth must be greater than the higher of $1.5 billion or 50% of the highest net worth during the 24 calendar months prior. As of September 30, 2025, 50% of the highest net worth during the 24 calendar months prior, as defined, was $1.1 billion and our net worth, as defined, was $1.8 billion.
We are also subject to additional financial covenants in connection with various other agreements we enter into in the normal course of our business. We intend to continue to operate in a manner which complies with all of our financial covenants.
The following table summarizes assets at carrying values that were pledged or restricted as collateral for the future payment obligations of repurchase agreements, revolving credit facilities and warehouse lines of credit at September 30, 2025 and December 31, 2024:

(in thousands)	September 30, 2025	December 31, 2024
Available-for-sale securities, at fair value	$6,193,675	$7,097,561
Mortgage servicing rights, at fair value	2,619,586	2,989,106
Mortgage loans held-for-sale, at fair value	12,354	2,059
Restricted cash	18,414	218,715
Due from counterparties	293,663	25,231
Derivative assets, at fair value	128,942	5,031
Other assets	82,814	118,686
Total	$9,349,448	$10,456,389

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
The following table provides the maturities of our repurchase agreements, revolving credit facilities, warehouse lines of credit, senior notes and convertible senior notes as of September 30, 2025 and December 31, 2024:

(in thousands)	September 30, 2025	December 31, 2024
Within 30 days	$2,236,050	$2,377,824
30 to 59 days	710,820	2,316,237
60 to 89 days	11,956	1,307,145
90 to 119 days	1,228,803	759,177
120 to 364 days	3,089,343	366,706
One to three years	1,042,871	1,960,400
Three to five years	110,866	—
Total	$8,430,709	$9,087,489

For the three months ended September 30, 2025, our restricted and unrestricted cash balance increased approximately $88.6 million to $886.9 million at September 30, 2025. The cash movements can be summarized by the following:
•Cash flows from operating activities. For the three months ended September 30, 2025, operating activities decreased our cash balances by approximately $239.2 million, primarily driven by our financial results for the quarter and the payment of the $375.0 million settlement related to the resolution of our litigation with PRCM Advisers.
•Cash flows from investing activities. For the three months ended September 30, 2025, investing activities increased our cash balances by approximately $2.1 billion, driven by net sales of and principal payments received on AFS securities, net sales of MSR and net proceeds from reverse repurchase agreements, partially offset by a decrease in amounts due to counterparties and net payments for derivative instruments.
•Cash flows from financing activities. For the three months ended September 30, 2025, financing activities decreased our cash balance by approximately $1.8 billion, primarily driven by net paydowns on our repurchase agreement, revolving credit facility and warehouse line of credit financing, as well as the payment of dividends.

Recently Issued Accounting Standards
Refer to Note 2 - Basis of Presentation and Significant Accounting Policies of the notes to the consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

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
We perform interest rate sensitivity analyses on various measures of our financial results and condition by examining how our assets, financing and hedges will perform in various interest rate “shock” scenarios. Two of these measures are presented below in more detail. The first measure is change in annualized net interest income over the next 12 months, including interest spread from our interest rate swaps and float income from custodial accounts associated with our servicing portfolio. The second measure is change in value of financial position, including the value of our derivative assets and liabilities. All changes in value are measured as the change from the September 30, 2025 financial position. All projected changes in annualized net interest income are measured as the change from the projected annualized net interest income based off current performance returns.
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

The following interest rate sensitivity table displays the potential impact of instantaneous, parallel changes in interest rates of +/- 25 and +/- 50 bps on annualized net interest income and portfolio value, based on our interest sensitive financial instruments at September 30, 2025. The preceding discussion shows that the results for the 25 bps move scenarios are the best representation of our interest rate exposure, followed by those for the 50 bps move scenarios. This hierarchy reflects our localized approach to managing interest rate risk: monitoring rates and rebalancing our hedges on a day-to-day basis, where rate moves only rarely exceed 25 bps in either direction.

	Changes in Interest Rates
(dollars in thousands)	-50 bps	-25 bps	+25 bps	+50 bps
Change in annualized net interest income (1):	$(2,328)	$(1,037)	$917	$1,925
% change in net interest income (1)	(2.0)%	(0.9)%	0.8%	1.7%
Change in value of financial position:
Available-for-sale securities	$116,634	$61,211	$(66,614)	$(138,555)
As a % of common equity	10.1%	5.3%	(5.8)%	(12.1)%
Mortgage servicing rights (2)	$(106,422)	$(47,389)	$40,762	$75,542
As a % of common equity (2)	(9.2)%	(4.1)%	3.5%	6.6%
Mortgage loans held-for-sale	$46	$25	$(28)	$(64)
As a % of common equity	—%	—%	—%	—%
Derivatives, net	$(50,496)	$(20,575)	$9,946	$9,703
As a % of common equity	(4.4)%	(1.8)%	0.9%	0.8%
Reverse repurchase agreements	$33	$16	$(16)	$(33)
As a % of common equity	—%	—%	—%	—%
Repurchase agreements	$(7,578)	$(3,789)	$3,789	$7,579
As a % of common equity	(0.7)%	(0.3)%	0.3%	0.7%
Revolving credit facilities	$(208)	$(104)	$104	$207
As a % of common equity	—%	—%	—%	—%
Warehouse lines of credit	$(2)	$(1)	$1	$2
As a % of common equity	—%	—%	—%	—%
Senior notes	$1,338	$685	$(711)	$(1,449)
As a % of common equity	0.1%	0.1%	(0.1)%	(0.1)%
Convertible senior notes	$997	$497	$(494)	$(985)
As a % of common equity	0.1%	—%	—%	(0.1)%
Total Net Assets	$(45,658)	$(9,424)	$(13,261)	$(48,053)
As a % of total assets	(0.4)%	(0.1)%	(0.1)%	(0.4)%
As a % of common equity	(4.0)%	(0.8)%	(1.2)%	(4.2)%
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

Certain assumptions have been made in connection with the calculation of the information set forth in the foregoing interest rate sensitivity table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at September 30, 2025. As discussed, the analysis utilizes assumptions and estimates based on our experience and judgment. Furthermore, future purchases and sales of assets could materially change our interest rate risk profile.
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
Should the value of our assets pledged as collateral suddenly decrease, lender margin calls could increase, causing an adverse change in our liquidity position. Moreover, the portfolio construction of MSR, which generally have negative duration, combined with levered RMBS, which generally have positive duration, may in certain market scenarios lead to variation margin calls, which could negatively impact our excess cash position. Additionally, if one or more of our repurchase agreement, revolving credit facility or warehouse line of credit counterparties chose not to provide ongoing funding, our ability to finance would decline or exist at possibly less favorable terms. As such, we cannot provide assurance that we will always be able to roll over our repurchase agreements, revolving credit facilities and warehouse lines of credit. See Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in this Quarterly Report on Form 10-Q for further information about our liquidity and capital resource management.
Credit Risk
We believe that our investment strategy will generally keep our risk of credit losses low to moderate. However, we retain the risk of potential credit losses on our mortgage loans held-for-sale and all of the loans underlying our non-Agency securities.

Item 4. Controls and Procedures
A review and evaluation was performed by our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that review and evaluation, the CEO and CFO have concluded that our current disclosure controls and procedures, as designed and implemented, were effective as of September 30, 2025. Although our CEO and CFO have determined our disclosure controls and procedures were effective at the end of the period covered by this Quarterly Report on Form 10-Q, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the reports we submit under the Exchange Act.
There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
On August 20, 2025, we entered into a Settlement Agreement and Release, or the Settlement Agreement, resolving all claims in its litigation with PRCM Advisers LLC, Pine River Capital Management L.P., and Pine River Domestic Management L.P. (collectively, “Pine River”). Pursuant to the terms of the Settlement Agreement, we agreed to make a cash payment of $375 million to Pine River, which was paid in September 2025. Pine River has since caused to be dismissed with prejudice all claims alleged in the federal court action. The state court action was previously dismissed without prejudice. Pine River also relinquished ownership or any other interest it may hold in any and all intellectual property that Pine River licensed, conveyed, or otherwise provided to us or that was developed by or for us, whether pursuant to the terms of the management agreement between the parties or otherwise. We and Pine River have agreed to unconditionally and irrevocably release and discharge each other and their respective representatives from and against any and all claims alleged in the lawsuits.
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

Item 1A. Risk Factors
There have been no material changes to the risk factors set forth under the heading “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024. The materialization of any risks and uncertainties identified in our Forward-Looking Statements contained in this Quarterly Report on Form 10-Q, together with those previously disclosed in the Annual Report on Form 10-K or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations, and cash flows. See Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements” in this Quarterly Report on Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)None.
(b)None.
(c)Our preferred share repurchase program allows for the repurchase of up to an aggregate of 5,000,000 shares of the Company’s preferred stock, which includes the 8.125% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, 7.625% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock and 7.25% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock. Preferred shares may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to trading plans in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, or by any combination of such methods. The manner, price, number and timing of preferred share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The preferred share repurchase program does not require the purchase of any minimum number of shares, and, subject to SEC rules, purchases may be commenced or suspended at any time without prior notice. The preferred share repurchase program does not have an expiration date. As of September 30, 2025, we had repurchased an aggregate of 4,179,183 preferred shares under the program for a total cost of $77.3 million. We did not repurchase preferred shares during the three months ended September 30, 2025.
Our common share repurchase program allows for the repurchase of up to an aggregate of 9,375,000 shares of the Company’s common stock. Common shares may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act or by any combination of such methods. The manner, price, number and timing of common share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The common share repurchase program does not require the purchase of any minimum number of shares, and, subject to SEC rules, purchases may be commenced or suspended at any time without prior notice. The common share repurchase program does not have an expiration date. As of September 30, 2025, we had repurchased 3,637,028 common shares under the program for a total cost of $208.5 million. We did not repurchase common shares during the three months ended September 30, 2025.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
(a)None.
(b)None.
(c)During the three months ended September 30, 2025, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

3.12	Amended and Restated Bylaws of Two Harbors Investment Corp. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 23, 2020).
10.1	Settlement Agreement and Release, dated August 20, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 20, 2025).*

Exhibit Number	Exhibit Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)
101	Financial statements from the Quarterly Report on Form 10-Q of Two Harbors Investment Corp. for the three months ended September 30, 2025, filed with the SEC on October 28, 2025, formatted in Inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive (Loss) Income, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements. (filed herewith)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101). (filed herewith)
____________________
* Certain schedules and attachments have been omitted pursuant to Item 601(a)(5) of regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TWO HARBORS INVESTMENT CORP.
Dated:	October 28, 2025	By:	/s/ William Greenberg
William Greenberg President and Chief Executive Officer (Principal Executive Officer)
Dated:	October 28, 2025	By:	/s/ William Dellal
William Dellal Vice President and Chief Financial Officer (Principal Financial Officer)
Dated:	October 28, 2025	By:	/s/ Jillian Halm
Jillian Halm Chief Accounting Officer (Principal Accounting Officer)