Form 10-K
period 2025-12-31
TWO HARBORS INVESTMENT CORP.
filed 2026-02-17
CIK 1465740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2025, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $1.1 billion based on the closing sale price as reported on the NYSE on that date.
As of February 11, 2026, there were 105,043,188 shares of common stock, par value $0.01 per share, issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2026 Annual Meeting of Stockholders or an amended Annual Report on Form 10-K/A are incorporated by reference into Part III of this Form 10-K to the extent stated herein. The Proxy Statement or amended Form 10-K/A will be filed with the Securities and Exchange Commission within 120 days after December 31, 2025.

TWO HARBORS INVESTMENT CORP.
2025 ANNUAL REPORT ON FORM 10-K

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains, or incorporates by reference, not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), and that are subject to the safe harbors created by such sections. Forward-looking statements involve numerous risks and uncertainties. Our actual results may differ from our beliefs, expectations, estimates, and projections and, consequently, you should not rely on these forward-looking statements as predictions of future events. Forward-looking statements are not historical in nature and can be identified by words such as “anticipate,” “estimate,” “will,” “should,” “expect,” “target,” “believe,” “intend,” “seek,” “plan,” “goals,” “future,” “likely,” “may,” “optimistic” and similar expressions or their negative forms, or by references to strategy, plans, or intentions. These forward-looking statements are subject to risks and uncertainties, including, among other things, those described in this Annual Report on Form 10-K under the caption “Risk Factors.” Other risks, uncertainties and factors that could cause actual results to differ materially from those projected are described below and may be described from time to time in reports we file with the Securities and Exchange Commission (the “SEC”) including our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise any such forward-looking statements, whether as a result of new information, future events, or otherwise.
On December 17, 2025, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with UWM Holdings Corporation (“UWM”), pursuant to which we will merge with and into a merger subsidiary of UWM, with the merger subsidiary continuing as a wholly owned subsidiary of UWM (the “Merger”). The forward-looking statements in this Annual Report on Form 10-K, other than the statements regarding the proposed Merger, do not assume the consummation of the proposed Merger unless specifically stated otherwise.
Important factors, among others, that may affect our actual results include:
•risks relating to the pending Merger, including: the occurrence of any event, change or other circumstances that could delay or prevent closing of the pending Merger or give rise to the termination of the Merger Agreement; unanticipated costs or restrictions resulting from regulatory review of the Merger; restrictions on our business activities imposed by the Merger Agreement; costs incurred in connection with the Merger and subsequent integration with UWM; litigation risks relating to the Merger; and any failure to integrate successfully our business and operations with those of UWM in the expected time frame, to realize all of the anticipated benefits of the combination or to effectively manage the combined company’s expanded operations;
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
•the availability and cost of financing for our target assets, including repurchase agreement financing, warehouse lines of credit, revolving credit facilities and senior notes;
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
ii

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
iii

PART I

Item 1. Business

Overview
Two Harbors Investment Corp. is a Maryland corporation founded in 2009 that invests in, finances and manages mortgage servicing rights (“MSR”) and Agency residential mortgage-backed securities (“RMBS”) and, through its operational platform, RoundPoint Mortgage Servicing LLC (“RoundPoint”), is one of the largest servicers of conventional loans in the country. Agency refers to a U.S. government sponsored enterprise (“GSE”), such as the Federal National Mortgage Association (“Fannie Mae”), or the Federal Home Loan Mortgage Corporation (“Freddie Mac”), or a U.S. government agency such as the Government National Mortgage Association (“Ginnie Mae”). We are structured as an internally-managed real estate investment trust (“REIT”) and our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “TWO.” The terms “Two Harbors,” “we,” “our,” “us” and the “Company” refer to Two Harbors Investment Corp. and its subsidiaries as a consolidated entity.
We seek to leverage our core competencies of understanding and managing interest rate and prepayment risk to invest in our portfolio of MSR and Agency RMBS. Our objective is to deliver more stable performance, relative to RMBS portfolios without MSR, across changing market environments, and we are acutely focused on creating sustainable stockholder value over the long term.
We have elected to be treated as a REIT for U.S. federal income tax purposes. To qualify as a REIT, we are required to meet certain investment and operating tests and annual distribution requirements. We generally will not be subject to U.S. federal income taxes on our taxable income to the extent that we annually distribute all of our net taxable income to stockholders, do not participate in prohibited transactions and maintain our intended qualification as a REIT. However, certain activities that we may perform may cause us to earn income which will not be qualifying income for REIT purposes. We have designated certain of our subsidiaries as taxable REIT subsidiaries (“TRSs”) as defined in the Internal Revenue Code of 1986, as amended (the “Code”), to engage in such activities, and we may form additional TRSs in the future. We also operate our business in a manner that will permit us to maintain our exemption from registration under the Investment Company Act of 1940, as amended (the “1940 Act”).
On December 17, 2025, we, along with UWM, jointly announced that we entered into a definitive agreement for UWM to acquire all of the outstanding shares of our common stock in an all-stock transaction. In connection with the proposed Merger, Company common stockholders will exchange each share of Company common stock for 2.3328 shares of newly issued UWM Class A common stock (“UWM Common Stock”) and cash payable in lieu of fractional shares. In addition, Company preferred stockholders will exchange each share of 8.125% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, 7.625% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock and 7.25% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock for one share of newly issued UWM Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock (collectively, “UWM Preferred Stock” and together with the UWM Common Stock, “UWM Stock”), respectively. The Merger is expected to close in the second quarter of 2026, subject to our common stockholders’ approval and the satisfaction of other closing conditions, including customary regulatory approvals.

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

Agency RMBS
Agency RMBS, meaning RMBS whose principal and interest payments are guaranteed by a U.S. government agency, such as Ginnie Mae, or a GSE, such as Fannie Mae or Freddie Mac, collateralized by fixed rate mortgage loans, adjustable-rate mortgage (“ARM”) loans or hybrid mortgage loans, or derivatives thereof, including:

	•	mortgage pass-through certificates;
	•	collateralized mortgage obligations;
	•	uniform mortgage-backed securities;
	•	Freddie Mac gold certificates;
	•	Fannie Mae certificates;
	•	Ginnie Mae certificates;
	•	“to-be-announced” forward contracts (“TBAs”), which are pools of mortgages with specific investment terms to be issued by Ginnie Mae, Fannie Mae or Freddie Mac at a future date; and
	•	interest-only and inverse interest-only securities.
MSR	The right to control the servicing of residential mortgage loans, receive the servicing income therefrom and the obligation to service the loans in accordance with applicable laws and requirements.
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
One of our wholly owned subsidiaries, TH MSR Holdings LLC, holds the requisite approvals from Fannie Mae and Freddie Mac to own and manage MSR, which represent a contractual right to control the servicing of a mortgage loan, the obligation to service the loan in accordance with applicable laws and requirements and the right to collect a fee for the performance of servicing activities, such as collecting principal and interest from a borrower and distributing those payments to the owner of the loan. TH MSR Holdings acquires MSR from third-party originators through flow and bulk purchases, as well as through the recapture of MSR on loans in its MSR portfolio that refinance. Beginning in 2024, TH MSR Holdings also acquires MSR on loans originated by its wholly owned subsidiary, RoundPoint, through purchases and recapture of MSR. TH MSR Holdings does not directly service mortgage loans; instead, it engages RoundPoint to handle substantially all servicing functions for the mortgage loans underlying its MSR. RoundPoint also services mortgage loans underlying MSR owned by third parties, as well as originated or purchased mortgage loans held-for-sale. RoundPoint has approvals from Fannie Mae, Freddie Mac and, beginning in the third quarter of 2025, Ginnie Mae, to service residential mortgage loans. Our MSR business leverages our core competencies in prepayment and interest rate risk analytics and the MSR assets may provide offsetting risks to our Agency RMBS, hedging both interest rate and mortgage spread risk.
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
Financing Strategy
We deploy moderate leverage to fund the acquisition of our target assets and increase potential returns to our stockholders. We are not required to maintain any particular leverage ratio. The amount of leverage we deploy for particular investments in our target assets depends upon a variety of factors, including without limitation: general economic, political and financial market conditions; the anticipated liquidity and price volatility of our assets; the gap between the duration of assets and liabilities, including hedges; the availability and cost of financing our assets; our opinion of the credit worthiness of financing counterparties; the health of the U.S. residential mortgage and housing markets; our outlook for the level, slope and volatility of interest rates; the credit quality of the loans underlying our target assets; the rating assigned to securities; and our outlook for asset spreads relative to the Secured Overnight Financing Rate (“SOFR”) curve, the Overnight Index Swap Rate (“OIS”), the U.S. federal funds rate, and other benchmark rate curves.
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
To finance MSR assets and related servicing advance obligations, we may enter into repurchase agreements, revolving credit facilities and securitization transactions collateralized by the value of the MSR and/or servicing advances pledged and with borrowing rates typically based on an index plus a spread consistent with those demanded in the market. If the value of our MSR and/or servicing advances pledged as collateral for the agreements decreases, the respective lender could require us to provide additional collateral or cash as collateral to re-establish the ratio of value of the collateral to the amount of the debt outstanding. Due to certain GSE requirements, we may be restricted as to the frequency in which we are able to pledge additional MSR and/or servicing advance collateral to counterparties. As a result, we may choose to over-collateralize certain financing arrangements in order to avoid having to provide cash as additional collateral. Lenders generally advance approximately 60% to 70% of the market value of the MSR financed (i.e., a haircut of 30% to 40%) and 82% to 95% of the value of servicing advances financed (i.e., a haircut of 5% to 18%), depending on the type of advance (e.g., corporate, escrow).
One of our subsidiary trust entities, MSR Issuer Trust, was formed for the purpose of financing MSR through securitization. Through two of our wholly owned subsidiaries, participation certificates representing excess servicing fees are issued and transferred to the MSR Issuer Trust and the related MSR is pledged. In return, MSR Issuer Trust may issue term notes to qualified institutional buyers and variable funding notes (“VFNs”) to one of the subsidiaries, in each case secured on a pari passu basis. We have three repurchase facilities in place that are secured by VFNs issued by MSR Issuer Trust which are collateralized by portions of our MSR portfolio.

To finance origination activities, we may enter into repurchase agreements and warehouse lines of credit collateralized by the value of the mortgage loans pledged for a period of up to 90 days or until they are sold to the GSEs or other third-party investors in the secondary market, typically within 60 days of origination. If the value of the mortgage loans pledged as collateral decreases, the respective lender could require us to provide additional cash collateral to re-establish the ratio of value of the collateral to the amount of borrowing (i.e., a margin call). In the current economic climate, lenders generally advance approximately 80% to 100% of the unpaid principal balance (“UPB”) of the mortgage loans financed, depending on product type.
A significant decrease in the advance rate or an increase in the haircut could result in us having to sell assets in order to meet additional margin requirements by the lender. We expect to mitigate our risk of margin calls under financing arrangements by deploying leverage at an amount that is below what could be used under current advance rates.
In order to reduce our exposure to risks associated with lender counterparty concentration, we generally seek to diversify our exposure by entering into repurchase agreements with multiple counterparties. At December 31, 2025, we had $7.3 billion of outstanding balances under repurchase agreements with 18 counterparties, with a maximum net exposure (the difference between the amount loaned to us, including interest payable, and the value of the assets pledged by us as collateral, including accrued interest receivable on such assets) to any single lender of $56.1 million, or 3.1% of stockholders’ equity.
Interest Rate Hedging and Risk Management Strategy
We may enter into a variety of derivative and non-derivative instruments to economically hedge interest rate risk or “duration mismatch (or gap)” by adjusting the duration of our floating-rate borrowings into fixed-rate borrowings to more closely match the duration of our assets. This particularly applies to borrowing agreements with maturities or interest rate resets of less than six months. Typically, the interest receivable terms (i.e., OIS or SOFR) of certain derivatives match the terms of the underlying debt, resulting in an effective conversion of the rate of the related borrowing agreement from floating to fixed. The objective is to manage the cash flows associated with current and anticipated interest payments on borrowings, as well as the ability to roll or refinance borrowings at the desired amount by adjusting the duration. To help manage the adverse impact of interest rate changes on the value of our portfolio as well as our cash flows, we may, at times, enter into various forward contracts, including short securities, TBAs, options, futures, swaps, caps, credit default swaps, total return swaps and forward mortgage loan sale commitments. In executing on our current interest rate risk management strategy, we have entered into TBAs, interest rate swap and swaption agreements, futures, options on futures, interest rate lock commitments (“IRLCs”), and forward mortgage loan sale commitments. In addition, because MSR are negative duration assets, they may provide a hedge to interest rate exposure on our Agency RMBS portfolio. In hedging interest rate risk, we seek to reduce the risk of losses on the value of our investments that may result from changes in interest rates in the broader markets, improve risk-adjusted returns and, where possible, obtain a favorable spread between the yield on our assets and the cost of our financing.
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
Servicing Owned MSR. Where we own the right to service loans, we recognize the MSR assets in our consolidated financial statements. We primarily generate recurring revenue through contractual servicing fees and interest/float income on custodial deposits. As the MSR owner, we are obligated to make servicing advances to fund scheduled principal, interest, tax and insurance payments when the mortgage loan borrower has failed to make the scheduled payments and to cover foreclosure costs and various other items that are required to preserve the assets being serviced. As the MSR owner, we also generally have the right to solicit our customers for refinance opportunities.
Subservicing. We are a subservicer, which means we service loans on behalf of third-party clients who own the underlying MSR. Since we do not own the right to service those loans, we do not recognize an MSR asset for those loans in our consolidated financial statements. We primarily generate servicing revenue based upon a stated fee per loan per month that varies depending upon the loan’s delinquency status, and we may earn other fees including late payment, modification, and other ancillary fees. As a subservicer, we may be obligated to make servicing advances; however, advances are generally limited, with recoveries typically following within 30 days. Additionally, our exposure to foreclosure-related costs and losses is generally limited in our subservicing relationships given those risks are retained by the owner of the MSR.

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
Human Capital
We believe that our people are the foundation of our success. We are dedicated to providing human capital management best practices that evolve with the needs of our business and our people. We are committed to attracting and retaining the industry’s top talent by providing competitive wages and benefits and cultivating a workplace environment in which all of our employees can thrive and contribute. As of December 31, 2025, we had 486 full time equivalent employees. We have four office locations in: Minneapolis, Minnesota; Fort Mill, South Carolina; Dallas, Texas; and New York, New York.
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
REIT Qualification
We elected to be taxed as a REIT under the Code, commencing with our taxable period ended December 31, 2009. Our qualification as a REIT depends upon our ability to meet on a continuing basis, through actual investment and operating results, various complex requirements under the Code relating to, among other things, the sources of our gross income, the composition and value of our assets, our distribution levels and the diversity of ownership of our shares. We believe that we are organized in conformity with the requirements for qualification and taxation as a REIT under the Code, and we conduct our operations in a manner that will enable us to continue to meet the requirements for qualification and taxation as a REIT. Certain activities that we may perform may cause us to earn income that will not be qualifying income for REIT purposes. We have designated certain of our subsidiaries as TRSs to engage in such activities, and we may in the future form additional TRSs.
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
Section 3(a)(1)(A) of the 1940 Act defines an investment company as any issuer that “is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities.” Section 3(a)(1)(C) of the 1940 Act also defines an investment company as any issuer that “is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire investment securities having a value exceeding 40% of the value of the issuer’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis.” Excluded from the term “investment securities,” among other things, are U.S. government securities and securities issued by majority-owned subsidiaries that are not themselves investment companies and are not relying on the exclusion from the definition of investment company set forth in Section 3(c)(1) or Section 3(c)(7) of the 1940 Act.
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

Mortgage Industry Regulation
As an owner of MSR and servicer and originator of residential mortgage loans, we must comply with various federal and state laws, rules and regulations. These rules generally focus on consumer protection and include, among others, rules promulgated under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), and the Gramm-Leach-Bliley Financial Modernization Act of 1999 (the “Gramm-Leach-Bliley Act”). We are also required to maintain qualifications, registrations and licenses in certain states in order to own and service certain of our assets. These requirements can and do change as statutes and regulations are enacted, promulgated or amended, or as regulatory guidance or interpretations evolve or change, and the trend in recent years among federal and state lawmakers and regulators has been toward increasing laws, regulations and investigative proceedings in relation to the mortgage industry generally.
The Dodd-Frank Act significantly changed the regulation of financial institutions and the financial services industry, including the mortgage industry. The Dodd-Frank Act tasked many agencies with issuing a variety of new regulations, including rules related to mortgage origination, mortgage servicing, securitization transactions and derivatives. The Dodd-Frank Act also created the Consumer Financial Protection Bureau (the “CFPB”), which has broad rulemaking authority with respect to many of the federal consumer protection laws applicable to the mortgage industry. In addition to its rulemaking authority, the CFPB has supervision, examination and enforcement authority over consumer financial products and services by certain non-depository institutions, including our Company. The CFPB has issued a series of rules and related guidance as part of ongoing efforts to enhance consumer protections and create uniform standards for the mortgage lending and servicing industries. These rules include requirements addressing how lenders must evaluate a consumer’s ability to repay a mortgage loan, specific disclosures and communications that must be made to consumers at various stages in the mortgage lending and servicing processes, and specific actions servicers must take at various stages in a loan’s life cycle, including providing assistance to consumers who encounter financial hardship and struggle to make their mortgage payment. These rules have led to increased costs to originate and service loans across the mortgage industry, greater regulatory scrutiny of originators, servicers and other mortgage industry participants from federal and state regulators and increased litigation and complaints against these participants from both consumers and government officials.
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
In connection with our subservicing business, we also compete with bank and non-bank servicers for third-party subservicing clients. The subservicing market in which we operate is highly competitive and we face competition related to the pricing and services we offer. We intend to compete by delivering meaningful value to homeowners through building lasting relationships by treating our customers with respect and professionalism, and providing resources and ancillary products and services for our customers to help manage and protect their mortgages, homes and related assets. For our MSR third-party subservicing clients, we believe we can successfully compete because we offer experience and expertise in MSR investing, with institutional quality controls and a strong compliance focus, and we are well-capitalized to withstand today’s evolving risks and to invest in necessary infrastructure to support our business.

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
Our Investor Relations Department can be contacted at:
Two Harbors Investment Corp.
Attn: Investor Relations
1601 Utica Ave. S., Suite 900
St. Louis Park, MN 55416
(612) 453-4100
investors@twoinv.com

Item 1A. Risk Factors
Risk Factors Summary
The following summary highlights some of the principal risks that we believe could have a material adverse effect on our business, financial condition and results of operations. This summary is not complete and the risks summarized below are not the only risks we face. These risks are discussed more fully further below in this section entitled “Risk Factors” in Item 1A of this Annual Report on Form 10-K. These risks include, but are not limited to, the following:
Risks Related to Our Business and Operations
•Difficult conditions in the residential mortgage and real estate markets, the financial markets and the economy generally may adversely impact our business, results of operations and financial condition.
•Our business model depends in part upon the continuing viability of Fannie Mae and Freddie Mac, or similar institutions, and any changes to their structure or creditworthiness could have an adverse impact on us.
•Federal and state regulation of the mortgage industry is complex and constantly evolving, and changes to applicable rules, regulations and guidance may adversely impact our business.
•Our business could suffer if we fail to attract and retain a skilled management team and workforce.
•Loss of our 1940 Act exemptions would adversely affect us, the market price of shares of our common stock and our ability to distribute dividends, and could result in the termination of certain of our financing or other agreements.
•The lack of liquidity of our assets may adversely affect our business, including our ability to value, finance and sell our assets.
•We may not be able to grow or realize the benefits of our direct-to-consumer loan origination platform, which could adversely impact our business, results of operations and financial condition.
•We use leverage in executing our business strategy, which may adversely affect the return on our assets and may reduce cash available for distribution to our stockholders, as well as increase losses when economic conditions are unfavorable.
•We depend on repurchase agreements and other credit facilities to execute our business plan and any limitation on our ability to access funding through these sources could have a material adverse effect on our business, results of operations and financial condition.
•If our warehouse lines of credit are terminated or reduced, we may be unable to find replacement financing on favorable terms, or at all, which could adversely affect our business, results of operations and financial condition.
•Our inability to meet certain financial covenants related to our repurchase agreements, revolving credit facilities or other credit facilities could adversely affect our financial condition, results of operations and cash flows.
•If a counterparty to a repurchase agreement defaults on its obligation to resell the underlying security back to us at the end of the repurchase agreement term, or if we default on our obligations under the repurchase agreement, we may incur losses.

•We are highly dependent on information technology, and system failures or security breaches could disrupt our business.
•We enter into hedging transactions that expose us to contingent liabilities in the future, which may adversely affect our financial results or cash available for distribution to stockholders.
•Our ability to own and manage MSR and service mortgage loans is subject to terms and conditions established by the GSEs, which are subject to change.
•If our ability to sell loans in the secondary market is impaired, it could affect our volume and margins and we may not be able to continue to originate mortgage loans.
•We are directly subject to risks associated with mortgage servicing, including risks related to previous mortgage loan servicers.
Risks Related to Our Assets
•Declines in the market values of our assets may adversely affect our results of operations and financial condition.
•Changes in mortgage prepayment rates may adversely affect the value of our assets.
•Our delayed delivery transactions, including TBAs, subject us to certain risks, including price risks and counterparty risks.
•Increases in interest rates could adversely affect the value of our assets and cause our interest expense to increase.
•An increase in interest rates may cause a decrease in the availability of certain of our target assets, which could adversely affect our ability to acquire target assets that satisfy our investment objectives and to generate income and pay dividends.
•The value of our Agency RMBS and MSR may be adversely affected by deficiencies in servicing and foreclosure practices, as well as related delays in the foreclosure process.
Tax Risks
•Our failure to qualify as a REIT would subject us to U.S. federal income tax and potentially increased state and local taxes, which would reduce the amount of our income available for distribution to our stockholders.
Risks Related to the Proposed Merger
•The Merger is subject to a number of conditions which, if not satisfied or waived in a timely manner, would delay the Merger or adversely impact UWM’s and our ability to complete the transaction.
•Failure to consummate the Merger as currently contemplated or at all could adversely affect the price of our common stock and our future business and financial results.
•The pendency of the Merger could adversely affect our business and operations.
•Our common stockholders will have a significantly reduced ownership and voting interest after the Merger and will exercise less influence over the policies of UWM following the transaction than they now have on our policies.
•An adverse judgment in any litigation challenging the Merger may prevent the Merger from becoming effective or from becoming effective within the expected timeframe.
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
Our results of operations are materially affected by conditions in the residential mortgage and real estate markets, the financial markets and the economy generally. In past years, concerns about the COVID-19 pandemic, unemployment, the availability and cost of credit, rising government debt levels, inflation, energy costs, global supply chain disruptions, climate change, global economic lethargy, warfare, geopolitical unrest across various regions worldwide, European sovereign debt issues, U.S. budget debates, federal government shutdowns, international trade disputes, the imposition of sanctions and new or increased tariffs have from time to time contributed to increased volatility and uncertainty in the economy and financial markets. Adverse developments with respect to any of these factors may have an impact on new demand for homes and on homeowners’ ability to make their mortgage payments, which may compress home ownership rates and weigh heavily on future home price performance. There is a strong correlation between home price growth rates (or losses) and mortgage loan delinquencies. Any stagnation in or deterioration of the residential mortgage or real estate markets may limit our ability to acquire our target assets on attractive terms or cause us to experience losses related to our assets.

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
The continued flow of RMBS from the GSEs is essential to the operation of the mortgage markets in their current form. A number of legislative proposals have been introduced in the past that would phase out or reform the GSEs. It is not possible to predict the scope and nature of the actions that the U.S. government could ultimately take with respect to the GSEs. Although any phase out or reform may take several years to implement, if the structure of Fannie Mae or Freddie Mac were altered, or if they were eliminated altogether, the amount and type of Agency RMBS and other mortgage-related assets available for investment would be significantly affected. A reduction in supply of Agency RMBS and other mortgage-related assets would result in increased competition for those assets and likely lead to a significant increase in the price for our target assets. Additionally, market uncertainty with respect to the treatment of the GSEs could have the effect of reducing the actual or perceived quality of, and therefore the market value for, the Agency RMBS that we currently hold in our portfolio.
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

In addition, we compete with bank and non-bank servicers for third-party subservicing clients. The subservicing market is highly competitive, and we expect to face competition related to the pricing and services we offer. There can be no assurance that we will be able to attract and retain subservicing clients, which may adversely impact our ability to grow our servicing platform and achieve economies of scale.
Finally, in connection with our mortgage loan origination business, we will compete with bank and non-bank originators to provide various residential mortgage loan and real estate services products. The mortgage loan origination market remains highly competitive. There can be no assurance that we will be able to recapture or identify, attract, and fund new or additional mortgage loan originations, which may adversely impact our ability to grow our mortgage loan origination business.
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
Our ability to purchase and hold assets and execute our business strategy is affected by our ability to secure repurchase agreements and other credit facilities on acceptable terms. We currently have repurchase agreements, revolving credit facilities, a warehouse lines of credit and other credit facilities in place with numerous counterparties, but we can provide no assurance that lenders will continue to provide us with sufficient financing through the repurchase markets or otherwise. In addition, with respect to MSR financing, there can be no assurance that the GSEs will consent to such transactions or consent on terms consistent with prior MSR financing transactions. Because repurchase agreements and similar credit facilities are generally short-term commitments of capital, changing conditions in the financing markets may make it more difficult for us to secure continued financing during times of market stress.
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

If our warehouse lines of credit are terminated or reduced, we may be unable to find replacement financing on favorable terms, or at all, which could adversely affect our business, results of operations and financial condition.
To finance our origination activities, we have entered into a warehouse line of credit collateralized by the value of the mortgage loans pledged until they are sold to the GSEs or other third-party investors in the secondary market. Our borrowings are generally repaid with the proceeds we receive from mortgage loan sales. We depend upon one or more lenders to provide warehouse lines of credit for our loans. In the event that any of our warehouse lines of credit are terminated or not renewed, or if the principal amount that may be drawn under our funding agreements were to decrease significantly, we may be unable to find replacement financing on commercially favorable terms, or at all, which could limit our ability to maintain or grow our originations business.
Our inability to meet certain financial covenants related to our repurchase agreements, revolving credit facilities or other credit facilities could adversely affect our financial condition, results of operations and cash flows.
In connection with certain of our repurchase agreements, warehouse lines of credit, revolving credit facilities and other credit facilities, we are required to comply with certain financial covenants, the most restrictive of which are disclosed within Part II, Item 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” of this Annual Report on Form 10-K. Compliance with these financial covenants will depend on market factors and the strength of our business and operating results. Failure to comply with our financial covenants could result in an event of default, termination of the lending facility, acceleration of all amounts owing under the lending facility, and may give the counterparty the right to exercise certain other remedies under the lending agreement, including without limitation the sale of the collateral securing the facility at the time of default, unless the counterparty granted a waiver. In addition, we may be subject to cross-default provisions under certain financing facilities that could cause an event of default under such financing facilities to be triggered by events of default under other financing arrangements.
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
We have elected to not qualify for hedge accounting treatment under Accounting Standards Codification (ASC) 815, Derivatives and Hedging (“ASC 815”) for our current derivative instruments. The economics of our derivative hedging transactions are not affected by this election; however, our earnings (losses) for U.S. generally accepted accounting principles (“U.S. GAAP”) purposes may be subject to greater fluctuations from period to period as a result of this accounting treatment for changes in fair value of derivative instruments or for the accounting of the underlying hedged assets or liabilities in our financial statements, as it does not necessarily align with the accounting used for derivative instruments.

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
We originate residential mortgage loans and may sell them to the GSEs or other third-party investors in the secondary market. There can be no assurance that we will be able to continue to sell our loans into the secondary market at attractive prices, or at all. If we are unable to sell our mortgage loans to the GSEs or other third-party investors, or the prices for such loans decline, our liquidity may be negatively impacted, we may be unable to continue to fund such loans, our revenues and margins on new loan originations could be reduced and our ability to repay our warehouse lines of credit could be impaired.
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

Under certain market conditions, TBA dollar roll transactions may result in negative carry income whereby the Agency RMBS purchased for a forward settlement date under TBA contract are priced at a premium to Agency RMBS for settlement in the current month. Under such conditions, it may be uneconomical to roll our TBA positions prior to the settlement date, and we may have to take physical delivery of the underlying securities and settle our obligations for cash. We may not have sufficient funds or alternative financing sources available to settle such obligations. In addition, pursuant to the margin provisions established by the Mortgage-Backed Securities Division (“MBSD”), of the Fixed Income Clearing Corporation (“FICC”), we are subject to margin calls on our TBA contracts. Further, our prime brokerage agreements may require us to post additional margin above the levels established by the MBSD. Any failure to procure adequate financing to settle our obligations or meet margin calls under our TBA contracts could result in defaults or force us to sell assets under adverse market conditions or through foreclosure and adversely affect our results of operations and financial condition.
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
Certain provisions of the Maryland General Corporation Law (“MGCL”), may have the effect of deterring a third party from making a proposal to acquire us or of impeding a change in control under circumstances that otherwise could provide the holders of shares of our common stock with the opportunity to realize a premium over the then-prevailing market price of such shares. We are subject to the “business combination” provisions of the MGCL that, subject to limitations, prohibit certain business combinations between our Company and an “interested stockholder” (as defined under the MGCL) or an affiliate thereof for five years after the most recent date on which the stockholder becomes an interested stockholder. In addition, the “unsolicited takeover” provisions of the MGCL (Title 3, Subtitle 8 of the MGCL) permit our board of directors, without stockholder approval and regardless of what is currently provided in our charter or bylaws, to implement takeover defenses, some of which we do not currently have. These provisions may have the effect of inhibiting a third party from making an acquisition proposal for our Company or of delaying, deferring or preventing a change in control of our Company.
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
We may issue additional shares of our common stock in public offerings, private placements as well as through equity awards to our directors, officers and employees pursuant to our 2021 Equity Incentive Plan. Additionally, shares of our common stock have also been reserved for issuance in connection with the potential conversion of our Series A, Series B and Series C preferred stock. We cannot predict the effect, if any, of future issuances or sales of our common stock on the market price of our common stock. We also cannot predict the amounts and timing of equity awards to be issued pursuant to our equity incentive plans, nor can we predict the amount and timing of any conversions of our Series A, Series B and Series C preferred stock into shares of our common stock. Any stock offerings, awards or conversions resulting in the issuance of substantial amounts of common stock, or the perception that such awards or conversions could occur, may adversely affect the market price for our common stock.
Any future offerings of our securities could dilute our existing stockholders and may rank senior for purposes of dividend and liquidating distributions.
In the future, we may elect to raise capital through the issuance of convertible or non-convertible debt or common or preferred equity securities. Upon liquidation, holders of our debt securities and preferred stock, if any, and lenders with respect to other borrowings will be entitled to our available assets prior to the holders of our common stock. Convertible debt and convertible preferred stock may have anti-dilution provisions which are unfavorable to our common stockholders. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk of our future offerings reducing the market price of our common stock and diluting the value of their holdings.
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
We operate in a manner that will enable us to qualify as a REIT and have elected to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2009. We have not requested and do not intend to request a ruling from the Internal Revenue Service (“IRS”) that we qualify as a REIT. The U.S. federal income tax laws governing REITs and the assets they hold are complex, and judicial and administrative interpretations of the U.S. federal income tax laws governing REIT qualification are limited. To continue to qualify as a REIT, we must meet, on an ongoing basis, various tests regarding the nature of our assets and income, the ownership of our outstanding shares, and the amount of our distributions. Moreover, new legislation, court decisions, administrative guidance or actions by federal agencies or others to modify or re-characterize our assets may make it more difficult or impossible for us to qualify as a REIT. Thus, while we intend to operate so that we qualify as a REIT, no assurance can be given that we will so qualify for any particular year.
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
In order to continue to qualify as a REIT, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and designated real estate assets, including certain mortgage loans and shares in other REITs. Subject to certain exceptions, our ownership of securities, other than government securities and securities that constitute real estate assets, generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our total assets, other than government securities and securities that constitute real estate assets, can consist of the securities of any one issuer, no more than 20% (25% beginning January 1, 2026) of the value of our total assets can be represented by securities of one or more TRSs, and no more than 25% of the value of our total assets can consist of debt of “publicly offered” REITs that is not secured by real property or interests in real property. If we fail to comply with these requirements at the end of any calendar quarter, we must generally correct such failure within 30 days after the end of such calendar quarter to avoid losing our REIT qualification. As a result, we may be required to liquidate otherwise profitable assets prematurely, which could reduce our return on assets, which could adversely affect our results of operations and financial condition.
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
A REIT may own up to 100% of the stock of one or more TRSs. A TRS may earn income that would not be qualifying REIT income if earned directly by the parent REIT. Both the TRS and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 20% (25% beginning January 1, 2026) of the value of a REIT’s total assets may consist of stock or securities of one or more TRSs. The value of our interests in and thus the amount of assets held in a TRS may also be restricted by our need to qualify for an exclusion from regulation as an investment company under the Investment Company Act.

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
Risks Related to the Proposed Merger
The exchange ratio for the Merger consideration is fixed. Because the market price of UWM Common Stock may fluctuate, our common stockholders cannot be sure of the market value of the stock consideration they will receive in exchange for their Company common stock in connection with the Merger.
In connection with the Merger, each share of Company common stock issued and outstanding immediately prior to the effective time of the Merger will be converted into the right to receive 2.3328 shares of newly issued shares of UWM Common Stock and cash payable in lieu of fractional shares. Accordingly, the market value of the Merger consideration will vary based on the price of UWM Common Stock at the time our stockholders receive the Merger consideration.
A decline in the market price of UWM Common Stock could result from a variety of factors beyond UWM’s control, including, among other things, the possibility that UWM may not achieve the expected benefits of the Merger as rapidly or to the extent anticipated, the possibility that our business may not perform as anticipated following the closing of the Merger, the effect of the Merger on UWM’s financial results may not meet the expectations of UWM, financial analysts or investors, or the addition and integration of our business may be unsuccessful, or may take longer or be more disruptive than anticipated, as well as numerous factors affecting UWM and its businesses that are unrelated to us.
If the Merger is completed, there will be a lapse of time between each of the date on which our common stockholders vote to approve the Merger and the date on which our stockholders entitled to receive the Merger consideration actually receive the Merger consideration. The market value of shares of UWM Common Stock may decline during and after these periods as a result of a variety of factors, and consequently, at the time our common stockholders must decide whether to approve the Merger, they will not know the actual market value of any Merger consideration they will receive when the Merger is completed. The actual value of the Merger consideration received by our stockholders at the completion of the Merger will depend on the market value of the shares of UWM Common Stock at that time.
The Merger is subject to a number of conditions which, if not satisfied or waived in a timely manner, would delay the Merger or adversely impact UWM’s and our ability to complete the transaction.
The completion of the Merger is subject to the satisfaction or waiver of a number of conditions. In addition, under circumstances specified in the Merger Agreement, either party may terminate the Merger Agreement. In particular, completion of the Merger requires the approval of the Merger by our common stockholders and receipt of certain regulatory approvals. There can be no assurance that the conditions to closing will be satisfied in a timely manner or at all, or that an effect, event, circumstance, occurrence, development or change will not transpire that could delay or prevent these conditions from being satisfied. Accordingly, we cannot provide any assurances with respect to the timing of the closing, whether the Merger will be completed at all and when our common stockholders would receive the consideration for the Merger, if at all.
Failure to consummate the Merger as currently contemplated or at all could adversely affect the price of our common stock and our future business and financial results.
Completion of the Merger is subject to the satisfaction or waiver of a number of conditions, including approval by our common stockholders of the Merger and receipt of certain regulatory approvals. We cannot guarantee when or if these conditions will be satisfied or that the Merger will be successfully completed. The consummation of the Merger may be delayed, the Merger may be consummated on terms different than those contemplated by the Merger Agreement, or the Merger may not be consummated at all. If the Merger is not completed, or is completed on different terms than as contemplated by the Merger Agreement, we could be adversely affected and subject to a variety of risks associated with the failure to consummate the Merger, or to consummate the Merger as contemplated by the Merger Agreement, including the following:
•our stockholders may be prevented from realizing the anticipated benefits of the Merger;
•the market price of our common stock could decline significantly;

•reputational harm due to the adverse perception of any failure to successfully consummate the Merger;
•us being required, under certain circumstances, to pay to UWM a termination fee;
•incurrence of substantial costs relating to the proposed Merger, such as legal, accounting, financial advisor, filing, printing and mailing fees; and
•the attention of our management and employees may be diverted from their day-to-day business and operational matters as a result of efforts relating to attempting to consummate the Merger.
Any delay in the consummation of the Merger or any uncertainty about the consummation of the Merger on terms other than those contemplated by the Merger Agreement, or if the Merger is not completed, could materially adversely affect our business, financial results and stock price.
The Merger Agreement contains provisions that could discourage a potential competing acquirer or could result in any competing acquisition proposal being at a lower price than it might otherwise be.
The Merger Agreement contains provisions that, subject to limited exceptions, restrict our ability to solicit, initiate, knowingly encourage or facilitate any competing proposal. With respect to any written, bona fide competing proposal received by us, UWM generally has an opportunity to offer to modify the terms of the Merger Agreement in response to such proposal. In the event our board of directors withdraws or modifies its recommendation to our common stockholders, UWM may terminate the Merger Agreement, in which case we may be required to pay to UWM a termination fee of $25.4 million. Similarly, the termination fee may be payable in certain circumstances if the Merger Agreement is terminated because of a failure to obtain our common stockholder approval following the public announcement of a competing acquisition proposal together with our consummation of a competing acquisition proposal.
These provisions could discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of our business from considering or proposing a competing acquisition, even if the potential competing acquirer was prepared to pay consideration with a higher per share value than the value proposed to be received or realized in the Merger, or might result in a potential competing acquirer proposing to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable in certain circumstances under the Merger Agreement.
The pendency of the Merger could adversely affect our business and operations.
In connection with the pending Merger, some of the parties with whom we do business may delay or defer decisions, which could negatively impact our revenues, earnings, cash flows and expenses, regardless of whether the Merger is completed. In addition, under the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to completing the Merger. These restrictions may prevent us from pursuing certain strategic transactions, acquiring and disposing assets, undertaking certain capital projects, undertaking certain financing transactions and otherwise pursuing other actions that are not in the ordinary course of business, even if such actions could prove beneficial. These restrictions may impede our growth which could negatively impact our revenue, earnings and cash flows. Additionally, the pendency of the Merger may make it more difficult for us to effectively retain and incentivize key personnel.
Our common stockholders will have a significantly reduced ownership and voting interest after the Merger and will exercise less influence over the policies of UWM following the transaction than they now have on our policies.
UWM stockholders currently have the right to vote in the election of the UWM board of directors and on other matters affecting UWM. Our common stockholders currently have the right to vote in the election of our board of directors and on other matters affecting our company. Immediately after the Merger is completed, it is expected that current UWM stockholders will own approximately 87% of the UWM Common Stock on a fully diluted basis (including the approximately 72% of the UWM Common Stock held by SFS Holdings Corp.) following the transaction, and our current common stockholders will own approximately 13% of the common stock outstanding of UWM following the transaction. SFS Holdings Corp. holds all of the issued and outstanding UWM Class D Common Stock, which has ten votes per share, and as a result, will continue to control approximately 79% of the combined voting power of the UWM Common Stock. As long as SFS Holdings Corp. owns at least 10% of the outstanding UWM Common Stock, SFS Holdings Corp. will have the ability to determine all corporate actions requiring stockholder approval, including the election and removal of directors and the size of the UWM board of directors, any amendment to the UWM charter or UWM bylaws, or the approval of any merger or other significant corporate transaction, including a sale of substantially all of UWM assets. Consequently, our common stockholders, as a general matter, will have less influence over UWM’s management and policies after the Merger than they currently exercise over our management and policies.

An adverse judgment in any litigation challenging the Merger may prevent the Merger from becoming effective or from becoming effective within the expected timeframe.
It is possible that stockholders may file lawsuits challenging the Merger or the other transactions contemplated by the Merger Agreement, which may name us and/or our board of directors as defendants. The outcome of such lawsuits cannot be assured, including the amount of costs associated with defending these claims or any other liabilities that may be incurred in connection with the litigation of these claims. If plaintiffs are successful in obtaining an injunction prohibiting the parties from completing the Merger on the agreed-upon terms, such an injunction may delay the consummation of the Merger in the expected timeframe, or may prevent the Merger from being consummated altogether. Whether or not any plaintiff’s claim is successful, this type of litigation may result in significant costs and divert management’s attention and resources, which could adversely affect the operation of our business.

Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
Our business is highly dependent on information technology. In the ordinary course of our business, we store sensitive data, including our proprietary business information and that of our business partners, and non-public personally identifiable information of mortgage borrowers, on our networks. The secure maintenance, processing and transmission of this information is critical to our operations. Computer malware, viruses, ransomware and phishing attacks remain widespread and are increasingly sophisticated. We are frequently the target of attempted cyber threats, as are many other organizations within the financial servicing industry. We continuously monitor and develop our information technology networks and infrastructure to help prevent, detect, address and mitigate the risk of unauthorized access, misuse, computer viruses, and other events that could have a security impact. Despite these security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties, disruption to our operations or trading activities or damage to our reputation, all of which could have a material adverse effect on our business, results of operations and financial condition. For additional information on these risks, see Part I, Item 1A, “Risk Factors” of this Annual Report on Form 10-K.
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

Our board of directors is responsible for overseeing matters relating to our information technology and cybersecurity risk exposures and the steps our Company takes to monitor and mitigate these risks. The board is briefed semi-annually or as needed by senior management and the Chief Information Security Officer (“CISO”), on cybersecurity matters, or more frequently as the circumstances require. To assist the board, we also have established a security and privacy steering committee comprised of members of senior management, including our CISO and our Chief Technology Officer, to oversee data privacy, information technology, and cybersecurity matters. Our CISO has extensive information technology and program management experience, has served in this role for the Company since 2019 and has supported the Company’s information security function since 2015.
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

Item 3. Legal Proceedings
On August 20, 2025, we entered into a Settlement Agreement and Release (the “Settlement Agreement”), resolving all claims in our litigation with PRCM Advisers LLC, Pine River Capital Management L.P., and Pine River Domestic Management L.P. (collectively, “Pine River”). Pursuant to the terms of the Settlement Agreement, we agreed to make a cash payment of $375 million to Pine River, which was paid in September 2025. Pine River has since caused to be dismissed with prejudice all claims alleged in the federal court action. The state court action was previously dismissed without prejudice. Pine River also relinquished ownership or any other interest it may hold in any and all intellectual property that Pine River licensed, conveyed, or otherwise provided to us or that was developed by or for us, whether pursuant to the terms of the management agreement between the parties or otherwise. We and Pine River have agreed to unconditionally and irrevocably release and discharge each other and our respective representatives from and against any and all claims alleged in the lawsuits.
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

Item 4. Mine Safety Disclosures
None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information
Our common stock is listed on the NYSE under the symbol “TWO.” As of February 11, 2026, 105,043,188 shares of common stock were issued and outstanding.

Holders
As of February 11, 2026, there were 436 registered holders and approximately 88,919 beneficial owners of our common stock.

Dividends
We have historically paid dividends on our common stock. All dividend distributions are authorized by our board of directors, in its discretion, and will depend on such items as our REIT taxable income, financial condition, maintenance of REIT status, and other factors that the board of directors may deem relevant from time to time. The holders of our common stock share proportionally on a per share basis in all declared dividends on our common stock. Dividends cannot be paid on our common stock unless we have paid full cumulative dividends on all classes of our preferred stock. We have paid full cumulative dividends on all classes of our preferred stock from the respective dates of issuance through December 31, 2025. We intend to continue to pay quarterly dividends on our common stock and to distribute to our common stockholders as dividends 100% of our REIT taxable income, on an annual basis.
We have not established a minimum dividend distribution level for our common stock. See Part I, Item 1A, “Risk Factors” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” of this Annual Report on Form 10-K for information regarding the sources of funds used for dividends and for a discussion of factors, if any, which may adversely affect our ability to pay dividends in 2026 and thereafter.
Our stock transfer agent and registrar is Equiniti Trust Company, LLC. Requests for information from Equiniti Trust Company, LLC can be sent to Equiniti Trust Company, LLC, P.O. Box 64856, St. Paul, MN 55164-0856 and their telephone number is 1-800-468-9716.

Securities Authorized for Issuance under Equity Compensation Plans
Our 2021 Equity Incentive Plan (the “Equity Incentive Plan”) was adopted by our board of directors and approved by our stockholders for the purpose of enabling us to provide equity compensation to attract and retain qualified directors, officers, advisers, consultants and other personnel. The Equity Incentive Plan is administered by the compensation committee of our board of directors and permits the grants of restricted common stock, restricted stock units (“RSUs”), performance-based awards (including performance share units (“PSUs”)), phantom shares, dividend equivalent rights and other equity-based awards. For a detailed description of the Equity Incentive Plan, see Note 16 - Equity Incentive Plans of the consolidated financial statements included under Part II, Item 8 of this Annual Report on Form 10-K.
The following table presents certain information about the Equity Incentive Plan as of December 31, 2025:

	December 31, 2025
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column of this table)
Equity compensation plans approved by stockholders (1)	—	$—	2,290,644
Equity compensation plans not approved by stockholders	—	—	—
Total	—	$—	2,290,644
___________________
(1)For a detailed description of the Equity Incentive Plan, see Note 16 - Equity Incentive Plans of the consolidated financial statements included under Part II, Item 8 of this Annual Report on Form 10-K.

Performance Graph
The following graph compares a stockholder’s cumulative total return, assuming $100 invested at December 31, 2020, with all reinvestment of dividends, as if such amounts had been invested in: (i) our common stock; (ii) the stocks included in the Standard and Poor’s 500 Stock Index (“S&P 500”); (iii) the stocks included in the Russell 2000 Index; and (iv) the stocks included in the FTSE Nareit Mortgage REITs Index.

COMPARISON OF CUMULATIVE TOTAL RETURN
Among Two Harbors Investment Corp.,
S&P 500, Russell 2000 Index and FTSE Nareit Mortgage REITs Index

225
200
175
150
125
100
75
50
Index Value
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25
Period Ending
Two Harbors Investment Corp.
S&P 500
Russell 2000 Index
FTSE Nareit Mortgage REITs Index

	December 31,
Index	2020	2021	2022	2023	2024	2025
Two Harbors Investment Corp.	$100.00	$100.07	$76.74	$78.65	$76.61	$78.73
S&P 500	$100.00	$128.68	$105.36	$133.03	$166.28	$195.98
Russell 2000 Index	$100.00	$114.78	$91.30	$106.71	$119.00	$134.23
FTSE Nareit Mortgage REITs Index	$100.00	$115.56	$85.11	$98.04	$98.25	$114.13

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Our preferred share repurchase program allows for the repurchase of up to an aggregate of 5,000,000 shares of the Company’s preferred stock, which includes the 8.125% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, 7.625% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock and 7.25% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock. Preferred shares may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to trading plans in accordance with Rule 10b5-1 under the Exchange Act or by any combination of such methods. The manner, price, number and timing of preferred share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The preferred share repurchase program does not require the purchase of any minimum number of shares, and, subject to SEC rules, purchases may be commenced or suspended at any time without prior notice. The preferred share repurchase program does not have an expiration date. We did not repurchase preferred shares during the three months ended December 31, 2025.
Our common share repurchase program allows for the repurchase of up to an aggregate of 9,375,000 shares of the Company’s common stock. Common shares may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act or by any combination of such methods. The manner, price, number and timing of common share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The common share repurchase program does not require the purchase of any minimum number of shares, and, subject to SEC rules, purchases may be commenced or suspended at any time without prior notice. The common share repurchase program does not have an expiration date. We did not repurchase common shares during the three months ended December 31, 2025.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes included elsewhere in this Annual Report on Form 10-K. This section of this Form 10-K generally discusses 2025 and 2024 items and year-to-year comparisons between 2025 and 2024. Discussions of 2023 items and year-to-year comparisons between 2024 and 2023 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

General
We are a Maryland corporation that invests in, finances and manages MSR and Agency RMBS, and, through our operational platform, RoundPoint, we are one of the largest servicers of conventional loans in the country. We are structured as an internally-managed REIT and our common stock is listed on the NYSE under the symbol “TWO.” We seek to leverage our core competencies of understanding and managing interest rate and prepayment risk to invest in our portfolio of MSR and Agency RMBS. Our objective is to deliver more stable performance, relative to RMBS portfolios without MSR, across changing market environments, and we are acutely focused on creating sustainable stockholder value over the long term.
One of our wholly owned subsidiaries, TH MSR Holdings, holds the requisite approvals from Fannie Mae and Freddie Mac to own and manage MSR, which represent a contractual right to control the servicing of a mortgage loan, the obligation to service the loan in accordance with applicable laws and requirements and the right to collect a fee for the performance of servicing activities, such as collecting principal and interest from a borrower and distributing those payments to the owner of the loan. TH MSR Holdings acquires MSR from third-party originators through flow and bulk purchases, as well as through the recapture of MSR on loans in its MSR portfolio that refinance. Beginning in 2024, TH MSR Holdings also acquires MSR on loans originated by its wholly owned subsidiary, RoundPoint, through purchases and recapture of MSR. TH MSR Holdings does not directly service mortgage loans; instead, it engages RoundPoint to handle substantially all servicing functions for the mortgage loans underlying its MSR. Our MSR business leverages our core competencies in prepayment and interest rate risk analytics, and the MSR assets may provide offsetting risks to our Agency RMBS, hedging both interest rate and mortgage spread risk.

RoundPoint has approvals from Fannie Mae, Freddie Mac and, beginning in the third quarter of 2025, Ginnie Mae to service residential mortgage loans. RoundPoint services originated or purchased mortgage loans held-for-sale, mortgage loans underlying TH MSR Holdings’ MSR, and mortgage loans underlying MSR owned by third parties. Late in the second quarter of 2024, RoundPoint began operating its in-house, direct-to-consumer originations platform, which was established primarily to benefit our MSR portfolio through the retention or recapture of existing borrowers by providing them with competitive refinance and purchase mortgage options. The originations platform also originates both first and second mortgages for new borrowers that do not currently have a mortgage loan serviced by RoundPoint and brokers second lien loans to our existing borrowers. For our own MSR portfolio, adding new or recaptured MSR through our origination platform is intended to hedge faster than expected MSR prepayment speeds in a refinance environment, and requires less capital relative to acquiring MSR through flow and bulk purchases from third-party originators. In addition, origination activities are generally counter-cyclical to MSR; MSR fair value tends to move opposite to origination volume. For example, the value of MSR typically increases in periods marked by low origination activity and vice versa. Thus, origination activities provide supplementary sources of profitability to our stockholders while also hedging our MSR.
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
We seek to deploy moderate leverage as part of our investment strategy. We generally finance our Agency RMBS through short- and long-term borrowings structured as repurchase agreements. We also finance our MSR through revolving credit facilities and repurchase agreements. Additionally, we finance our origination of mortgage loans through repurchase agreements and warehouse lines of credit. We have also issued unsecured debt, namely senior notes and convertible senior notes, the funds from which have been and may be used to purchase our target assets and/or for other general corporate purposes. Our convertible senior notes of $261.9 million in unpaid principal balance (“UPB”) were repaid in full on their January 15, 2026 maturity date.
We have elected to be treated as a REIT for U.S. federal income tax purposes. To qualify as a REIT we are required to meet certain investment and operating tests and annual distribution requirements. We generally will not be subject to U.S. federal income taxes on our taxable income to the extent that we annually distribute all of our net taxable income to stockholders, do not participate in prohibited transactions and maintain our intended qualification as a REIT. However, certain activities that we may perform may cause us to earn income which will not be qualifying income for REIT purposes. We have designated certain of our subsidiaries as TRSs as defined in the Code, to engage in such activities. We also operate our business in a manner that will permit us to maintain our exemption from registration under the 1940 Act. Certain of our subsidiaries have obtained the requisite licenses and approvals to own and manage MSR and to originate and directly service residential mortgage loans.
On December 17, 2025, we, along with UWM, jointly announced that we entered into a definitive agreement for UWM to acquire all of the outstanding shares of our common stock in an all-stock transaction. In connection with the proposed Merger, Company common stockholders will exchange each share of Company common stock for 2.3328 shares of newly issued UWM Common Stock and cash payable in lieu of fractional shares. In addition, Company preferred stockholders will exchange each share of 8.125% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, 7.625% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock and 7.25% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock for one share of newly issued UWM Preferred Stock of the respective series. The Merger is expected to close in the second quarter of 2026, subject to our common stockholders’ approval and the satisfaction of other closing conditions, including customary regulatory approvals.

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

Fair Value Measurement
A significant portion of our assets and liabilities are reported at fair value and, therefore, our consolidated balance sheets and statements of comprehensive (loss) income are significantly affected by fluctuations in market prices. At December 31, 2025, approximately 83.2% of our total assets, or $9.0 billion, consisted of financial instruments recorded at fair value. See Note 12 - Fair Value to the consolidated financial statements, included in this Annual Report on Form 10-K, for descriptions of valuation methodologies used to measure material assets and liabilities at fair value and details of the valuation models, key inputs to those models and significant assumptions utilized. Although we execute various hedging strategies to mitigate our exposure to changes in fair value, we cannot fully eliminate our exposure to volatility caused by fluctuations in market prices.

Any temporary change in the fair value of our AFS securities, excluding certain AFS securities for which we have elected the fair value option, is recorded as a component of accumulated other comprehensive loss and does not impact our reported income (loss) for U.S. GAAP purposes (“GAAP net income (loss)”). However, changes in the provision for credit losses on AFS securities are recognized immediately in GAAP net income (loss). Our GAAP net income (loss) is also affected by fluctuations in market prices on the remainder of our financial assets and liabilities recorded at fair value, including interest rate swap and swaption agreements and certain other derivative instruments (i.e., Agency TBAs, options on TBAs, futures, options on futures, inverse interest-only securities, interest rate lock commitments and forward loan sale commitments), which are accounted for as derivative trading instruments under U.S. GAAP, fair value option elected AFS securities, MSR and mortgage loans held-for-sale.
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
We estimate the fair value of our MSR using a discounted cash flow model, which incorporates both observable and unobservable market data, including principal balance, note rate, geographical location, loan-to-value (LTV) ratios, FICO and other loan characteristics, along with servicing fee, ancillary income, earnings rates on escrow balances and recapture rates. Significant unobservable inputs include prepayment speeds; option adjusted spread (“OAS”), which represents the incremental spread added to the risk-free rate to reflect the effects of any embedded options and other risk inherent in MSR; and cost to service. We obtain third-party valuations, industry surveys and other available market data quarterly to assess the reasonableness of the significant unobservable inputs used in the cash flow model, as well as fair value calculated by the cash flow model, subject to internally-established hierarchy and override procedures.
Considerable judgment is used in forming conclusions and estimating inputs to our Level 3 fair value measurements. Level 3 inputs such as interest rate movements, prepayments speeds, credit losses and discount rates are inherently difficult to estimate. Changes to these inputs can have a significant effect on fair value measurements. Accordingly, there is no assurance that our estimates of fair value are indicative of the amounts that would be realized on the ultimate sale or exchange of these assets. At December 31, 2025, 22.3% of our total assets were classified as Level 3 fair value assets.

Critical Accounting Estimates
The preparation of financial statements in accordance with U.S. GAAP requires us to make certain judgments and assumptions, based on information available at the time of our preparation of the financial statements, in determining accounting estimates used in preparation of the statements. Accounting estimates are considered critical if the estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made and if different estimates reasonably could have been used in the reporting period or changes in the accounting estimate are reasonably likely to occur from period to period that would have a material impact on our financial condition, results of operations or cash flows. Our significant accounting policies are described in Note 2 to the consolidated financial statements, included under Part II, Item 8 of this Annual Report on Form 10-K. Our most critical accounting policies involve our fair valuation of AFS securities, MSR and derivative instruments.

The methods used by us to estimate fair value for AFS securities, MSR and derivative instruments may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while we believe that our valuation methods are appropriate and consistent with other market participants, the use of different methodologies, or assumptions, to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. We use prices obtained from third-party pricing vendors or broker quotes deemed indicative of market activity and current as of the measurement date, which in periods of market dislocation, may have reduced transparency. For more information on our fair value measurements, see Note 12 to the consolidated financial statements, included under Part II, Item 8 of this Annual Report on Form 10-K. Additionally, the key economic assumptions and sensitivity of the fair value of MSR to immediate adverse changes in these assumptions are presented in Note 6 to the consolidated financial statements, included under Part II, Item 8 of this Annual Report on Form 10-K.

Market Conditions and Outlook
Performance across the fixed income and equity markets was positive in 2025, with Agency RMBS delivering positive returns that exceeded other high credit-quality fixed-income assets. The Federal Reserve (the “Fed”) delivered a total of 75 basis points (“bps”) of interest rate cuts, reacting to the seemingly slowly deteriorating job market and contained yet elevated inflation expectations. As a result, the yield curve steepened, with 2-year Treasury yields down 77 bps to 3.47% while 10-year Treasury yields declined by 40 bps to 4.17%, returning the yield curve to its steepest level since January 2022. The S&P 500 increased by 16.3%, finishing the year close to its all-time high.
Interest rate volatility declined in 2025, with the 1-month realized volatility of 10-year swap rates falling into the bottom fifth percentile over the past decade, dragging implied volatility down as well. The implied volatility of 2-year options on 10-year swap rates closed the year at 79 bps, down 22 bps from the end of 2024 and just below its average level over the past ten years. RMBS spreads responded positively to the decline in volatility, the steepening of the yield curve, and demand from money managers, REITs and the GSEs. The nominal spread for current coupon RMBS tightened by 58 bps to 114 bps to the swap curve, while option-adjusted spreads finished 26 bps tighter at 46 bps. The Bloomberg US MBS Index generated an absolute return of 8.58% for 2025, exceeding the return of both the U.S. Treasury and U.S. Corporate Indices at 6.32% and 7.77%, respectively.
Demand for MSR was strong throughout the year with bank and non-bank originators vying to add to their MSR holdings to increase market share and generate more origination revenue. As a result, MSR price multiples remained near their peak levels, further enhanced by increased efficiency of recapturing the small percentage of loans that were eligible to be refinanced. While prepayment speeds for deeply out-of-the-money loans picked up, turnover rates for lower rate mortgage loans remained below historical averages, providing a tailwind to demand and valuations. In addition, the overall share of seriously delinquent loans remained near historical lows at around 1%.
Funding for MSR and RMBS securities remained stable and available during throughout the year. RMBS repurchase spreads generally ranged from SOFR plus around 15 to 25 bps.
Looking ahead, spreads for Agency RMBS have now fully retraced their widening over the past three plus years, leaving spreads historically rich on some measures, like U.S. Treasury-based OAS, for example, to fair versus swaps in periods when the GSEs have been active. As RMBS spreads have normalized, the potential for more tightening and resulting book value benefit of holding RMBS has been significantly reduced. Continued GSE buying and/or other future policy actions aimed at supporting mortgage spreads could keep spreads tight and limit their widening in risk-off scenarios. We expect that demand for MSR will remain strong among the origination and investor communities and remain bullish on the paired portfolio construction of MSR and Agency RMBS. Though RMBS spreads have tightened, the paired construction of our low mortgage rate MSR with RMBS generates attractive risk adjusted returns with lower expected volatility, relative to RMBS portfolios without MSR.
The following table provides the carrying value of our investment portfolio by asset type:

(dollars in thousands)	December 31, 2025		December 31, 2024
Agency RMBS	$6,579,141	73.1%	$7,376,965	71.1%
Mortgage servicing rights	2,421,910	26.9%	2,994,271	28.9%
Other	3,259	—%	3,734	—%
Total	$9,004,310		$10,374,970

Prepayment speeds and volatility due to interest rates
Our portfolio is subject to market risks, primarily interest rate risk and prepayment risk. We pair our MSR and interest-only Agency RMBS portfolio with a portion of our Agency pool portfolio to offset risk. During periods of decreasing interest rates with rising prepayment speeds, the market value of our Agency pools generally increases and the market value of our interest-only securities and MSR generally decreases. The inverse relationship occurs when interest rates rise and prepayments fall. Prepayment rates for the MSR portfolio increased to 6.4% over the three months ended December 31, 2025, which is consistent with the universe of mortgage loans with similar coupon rates, primarily due to lower mortgage rates. In addition to changes in interest rates, changes in home price performance, key employment metrics and government programs, among other macroeconomic factors, can affect prepayment speeds. We believe our active portfolio management approach, including our asset selection process, positions us to respond to a variety of market scenarios. Although we are unable to predict future interest rate movements, our strategy of pairing MSR with Agency RMBS, with a focus on managing various associated risks, including interest rate, prepayment, credit, mortgage spread and financing risk, is intended to generate stable performance, relative to RMBS portfolios without MSR, with a low level of sensitivity to changes in the yield curve, prepayments and interest rate cycles.
The following table provides the three-month average conditional prepayment rate (“CPR”) experienced by our Agency RMBS and MSR during the three months ended December 31, 2025, and the four immediately preceding quarters:

	Three Months Ended
	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024
Agency RMBS	7.9%	8.0%	8.4%	7.0%	7.5%
Mortgage servicing rights	6.4%	6.0%	5.8%	4.2%	4.9%

Our Agency RMBS are primarily collateralized by fixed-rate mortgage loans. Our Agency portfolio also includes securities with implicit prepayment protection, including lower loan balances (securities collateralized by loans of less than $400,000 in initial principal balance), higher LTVs (securities collateralized by loans with LTVs greater than or equal to 80%), certain geographic concentrations, loans secured by investor-owned properties and lower FICO scores.We also hold pools backed by Agency multi-family mortgage loans and hybrid adjustable-rate mortgage loans. Our overall allocation of Agency RMBS and holdings of pools with specific characteristics are viewed in the context of our aggregate portfolio strategy, including MSR and related derivative hedging instruments. Additionally, the selection of securities with certain attributes is driven by the perceived relative value of the securities, which factors in the opportunities in the marketplace, the cost of financing and the cost of hedging interest rate, prepayment, credit and other portfolio risks. Accordingly, our Agency RMBS capital allocation reflects management’s flexible approach to investing in the marketplace.

The following tables provide the carrying value of our Agency RMBS portfolio by underlying mortgage loan rate type:

	December 31, 2025
(dollars in thousands)	Principal/ Current Face	Carrying Value	Weighted Average CPR (1)	% Prepayment Protected	Gross Weighted Average Coupon Rate	Amortized Cost	Allowance for Credit Losses	Weighted Average Loan Age (months)
Agency RMBS AFS:
30-Year Fixed:
3.0%	$—	$—	—%	—%	—%	$—	$—	—
3.5%	—	—	—%	—%	—%	—	—	—
4.0%	—	—	—%	—%	—%	—	—	—
4.5%	1,089,904	1,073,972	8.1%	100.0%	5.2%	1,089,701	—	42
5.0%	1,429,457	1,441,677	8.0%	100.0%	5.7%	1,451,456	—	42
5.5%	786,868	804,095	13.0%	99.7%	6.4%	795,750	—	41
6.0%	1,732,107	1,789,914	9.8%	82.9%	6.9%	1,776,570	—	8
≥ 6.5%	508,260	532,258	17.0%	89.8%	7.3%	528,440	—	9
	5,546,596	5,641,916	10.2%	93.6%	6.2%	5,641,917	—	28
Other P&I	853,193	852,374	0.7%	—%	5.2%	851,399	—	12
Interest-only	315,438	16,922	6.7%	—%	5.4%	18,892	(1,319)	184
Agency Derivatives	1,233,247	67,929	16.2%	—%	7.0%	76,785	—	16
Total Agency RMBS	$7,948,474	$6,579,141		80.3%		$6,588,993	$(1,319)

	December 31, 2024
(dollars in thousands)	Principal/ Current Face	Carrying Value	Weighted Average CPR (1)	% Prepayment Protected	Gross Weighted Average Coupon Rate	Amortized Cost	Allowance for Credit Losses	Weighted Average Loan Age (months)
Agency RMBS AFS:
30-Year Fixed:
3.0%	$220,041	$188,239	4.9%	85.7%	3.7%	$195,717	$—	38
3.5%	109,474	97,261	3.1%	84.3%	4.1%	97,831	—	51
4.0%	585,683	537,910	9.4%	100.0%	4.6%	577,462	—	55
4.5%	2,076,840	1,972,162	7.5%	100.0%	5.1%	2,123,706	—	52
5.0%	1,759,213	1,713,538	6.9%	100.0%	5.8%	1,791,565	—	33
5.5%	1,411,225	1,401,684	6.7%	99.8%	6.4%	1,422,048	—	25
6.0%	499,542	505,297	13.0%	91.5%	6.9%	509,491	—	25
≥ 6.5%	377,197	388,924	9.7%	100.0%	7.5%	389,382	—	12
	7,039,215	6,805,015	7.7%	98.7%	5.7%	7,107,202	—	37
Other P&I	561,159	540,946	0.1%	—%	5.4%	557,799	—	15
Interest-only	462,886	22,016	10.1%	—%	5.4%	27,747	(2,386)	172
Agency Derivatives	135,310	8,988	9.9%	—%	6.6%	14,731	—	235
Total Agency RMBS	$8,198,570	$7,376,965		91.1%		$7,707,479	$(2,386)
____________________
(1)Weighted average actual one-month CPR released at the beginning of the following month based on RMBS held as of the preceding month-end.

Our MSR portfolio offers attractive spreads and has many risk reducing characteristics when paired with our Agency RMBS portfolio. The following table summarizes activity related to the UPB of loans underlying our MSR portfolio for the three months ended December 31, 2025, and the four immediately preceding quarters:

	Three Months Ended
(in thousands)	December 31, 2025	September 30, 2025	June 30, 2025	March 31 2025	December 31, 2024
UPB at beginning of period	$175,820,641	$198,822,611	$196,773,345	$200,317,009	$202,052,184
Purchases of mortgage servicing rights	329,726	663,744	6,554,362	154,724	2,439,058
Origination and recapture of mortgage servicing rights	69,328	34,497	34,054	20,225	43,132
Sales of mortgage servicing rights	(9,551,653)	(19,111,664)	—	—	2,828
Scheduled payments	(1,422,921)	(1,647,185)	(1,637,296)	(1,623,566)	(1,647,137)
Prepaid	(2,738,707)	(2,964,335)	(2,913,721)	(2,110,028)	(2,545,452)
Other changes	(55,927)	22,973	11,867	14,981	(27,604)
UPB at end of period	$162,450,487	$175,820,641	$198,822,611	$196,773,345	$200,317,009

Counterparty exposure and leverage ratio
We monitor counterparty exposure amongst our broker, banking and lending counterparties on a daily basis. We believe our broker and banking counterparties are well-capitalized organizations, and we attempt to manage our cash balances across these organizations to reduce our exposure to any single counterparty.
As of December 31, 2025, we had entered into repurchase agreements with 34 counterparties, 18 of which had outstanding balances. In addition, we held short- and long-term borrowings under revolving credit facilities, warehouse lines of credit, and unsecured borrowings under senior notes and convertible senior notes. As of December 31, 2025, the debt-to-equity ratio funding our Agency and non-Agency investment securities, MSR and related servicing advances and mortgage loans held-for-sale, which includes unsecured borrowings under senior notes and convertible senior notes, was 4.8:1.0.
As of December 31, 2025, we held $842.3 million in cash and cash equivalents, approximately $6.5 million of unpledged Agency RMBS and $3.3 million of unpledged non-Agency securities. As a result, we had an overall estimated unused borrowing capacity on our unpledged securities of approximately $8.0 million. As of December 31, 2025, we held approximately $4.3 million of unpledged MSR and $7.0 million of unpledged servicing advances. Overall, on December 31, 2025, we had $102.1 million unused committed and $950.0 million unused uncommitted borrowing capacity on MSR financing facilities, and $78.5 million in unused committed borrowing capacity on servicing advance financing facilities. As of December 31, 2025, we held approximately $0.3 million of unpledged mortgage loans and had $25.6 million unused committed borrowing capacity on our warehouse line of credit and $45.9 million unused uncommitted borrowing capacity on our loan repurchase agreement. Generally, unused borrowing capacity may be the result of our election not to utilize certain financing, as well as delays in the timing in which funding is provided, insufficient collateral or the inability to meet lenders’ eligibility requirements for specific types of asset classes.
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

As the servicer of record for our MSR assets, we may be required to advance principal and interest payments to security holders, and intermittent tax and insurance payments to local authorities and insurance companies on mortgage loans that are in forbearance, delinquency or default. We are responsible for funding these advances, potentially for an extended period of time, before receiving reimbursement from Fannie Mae and Freddie Mac. Servicing advances are priority cash flows in the event of a loan principal reduction or foreclosure and ultimate liquidation of the real estate-owned property, thus making their collection reasonably assured. We are also a subservicer, which means we service loans on behalf of third-party clients who own the underlying MSR. Since we do not own the right to service those loans, we do not recognize an MSR asset for those loans in our consolidated financial statements. As a subservicer, we may be obligated to make servicing advances; however, advances are generally limited, with recoveries typically following within 30 days. Additionally, our exposure to foreclosure-related costs and losses is generally limited in our subservicing relationships given those risks are retained by the owner of the MSR.
Our total serviced mortgage assets consist of mortgage loans underlying our MSR assets, off-balance sheet mortgage loans owned by third parties and subserviced by us, off-balance sheet mortgage loans owned by third parties for which we act as servicing administrator (subserviced by appropriately licensed third-party subservicers), originated or purchased mortgage loans held-for-sale at period-end, and other assets. The following table presents the number of loans and unpaid principal balance of the mortgage assets for which we manage the servicing as of December 31, 2025 and December 31, 2024:

	December 31, 2025		December 31, 2024
(dollars in thousands)	Number of Loans	Unpaid Principal Balance	Number of Loans	Unpaid Principal Balance
Mortgage servicing rights	675,215	$162,450,487	803,091	$200,317,008
Subservicing	178,356	40,492,124	57,961	11,219,408
Servicing administrator	514	272,820	543	299,955
Mortgage loans held-for-sale	38	13,336	13	2,297
Other assets	—	—	1	50
Total serviced mortgage assets	854,123	$203,228,767	861,609	$211,838,718

Summary of Results of Operations and Financial Condition
Our book value per common share for U.S. GAAP purposes was $11.13 at December 31, 2025, an increase from $11.04 per common share at September 30, 2025, and a decrease from $14.47 per common share at December 31, 2024. The rise in book value for the three months ended December 31, 2025 was primarily driven by servicing income and mark-to-market gains recognized on investment securities, partially offset by net mark-to-market losses on MSR and dividends declared. The decline in book value for the year ended December 31, 2025 was primarily driven by the litigation settlement expense of $375.0 million that was recorded in connection with the resolution of our litigation with PRCM Advisers LLC, net mark-to-market losses on MSR and dividends declared, partially offset by servicing income and net mark-to-market gains recognized on investment securities. For further details regarding the litigation settlement recognized, refer to Note 14 - Commitments and Contingencies to the consolidated financial statements, included in this Annual Report on Form 10-K. Our comprehensive income attributable to common stockholders was $50.4 million and comprehensive loss attributable to common stockholders was $186.7 million for the three and twelve months ended December 31, 2025, respectively, as compared to comprehensive loss attributable to common stockholders of $1.6 million and comprehensive income attributable to common stockholders of $107.6 million for the three and twelve months ended December 31, 2024, respectively.

The following table presents the components of our comprehensive income (loss) for the three and twelve months ended December 31, 2025 and 2024:

(in thousands, except per share amounts)	Three Months Ended		Year Ended
Income Statement Data:	December 31,		December 31,
	2025	2024	2025	2024
	(unaudited)
Net interest expense:
Interest income	$89,919	$103,774	$411,998	$450,152
Interest expense	105,408	138,668	490,943	607,806
Net interest expense	(15,489)	(34,894)	(78,945)	(157,654)
Net servicing income:
Servicing income	145,062	167,568	626,723	681,648
Servicing costs	3,383	4,575	12,728	20,069
Net servicing income	141,679	162,993	613,995	661,579
Other (loss) income:
Loss on investment securities	(14,432)	(8,009)	(96,178)	(40,038)
(Loss) gain on servicing asset	(65,213)	82,520	(242,232)	(62,674)
Gain (loss) on derivative instruments	21,165	144,468	(91,484)	106,854
Gain on mortgage loans held-for-sale	1,557	558	4,705	1,482
Other (loss) income	(714)	850	5,199	1,199
Total other (loss) income	(57,637)	220,387	(419,990)	6,823
Expenses:
Compensation and benefits	25,961	21,800	95,326	89,753
Other operating expenses	25,299	19,085	90,162	76,241
Litigation settlement expense	—	—	375,000	—
Total expenses	51,260	40,885	560,488	165,994
Income (loss) before income taxes	17,293	307,601	(445,428)	344,754
Provision for income taxes	5,576	30,872	8,872	46,586
Net income (loss)	11,717	276,729	(454,300)	298,168
Dividends on preferred stock	(13,042)	(11,784)	(52,791)	(47,136)
Gain on repurchase and retirement of preferred stock	—	—	—	644
Net (loss) income attributable to common stockholders	$(1,325)	$264,945	$(507,091)	$251,676
Basic (loss) earnings per weighted average common share	$(0.02)	$2.54	$(4.88)	$2.41
Diluted (loss) earnings per weighted average common share	$(0.02)	$2.37	$(4.88)	$2.37
Dividends declared per common share	$0.34	$0.45	$1.52	$1.80
Comprehensive income (loss):
Net income (loss)	$11,717	$276,729	$(454,300)	$298,168
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	51,754	(266,565)	320,437	(144,095)
Other comprehensive income (loss)	51,754	(266,565)	320,437	(144,095)
Comprehensive income (loss)	63,471	10,164	(133,863)	154,073
Dividends on preferred stock	(13,042)	(11,784)	(52,791)	(47,136)
Gain on repurchase and retirement of preferred stock	—	—	—	644
Comprehensive income (loss) attributable to common stockholders	$50,429	$(1,620)	$(186,654)	$107,581

Results of Operations
Interest Income
Interest income decreased to $89.9 million and $412.0 million for the three and twelve months ended December 31, 2025 from $103.8 million and $450.2 million for the same periods in 2024, primarily due to a decrease in Agency RMBS portfolio size, decreased usage of effectively borrowed U.S. Treasury securities under reverse repurchase agreement transactions, and lower overall rates earned on bank and margin account balances.
Interest Expense
Interest expense decreased to $105.4 million and $490.9 million for the three and twelve months ended December 31, 2025, respectively, from $138.7 million and $607.8 million for the same periods in 2024, primarily due to decreases in average borrowings outstanding on the lower Agency RMBS and MSR portfolios, as well as the lower overall interest rate environment.
Net Interest Income
The following tables present the components of interest income and average net asset yield earned by asset type, the components of interest expense and average cost of funds on borrowings incurred by collateral type, and net interest income and average net interest spread for the three and twelve months ended December 31, 2025 and 2024:

	Three Months Ended December 31, 2025			Year Ended December 31, 2025
(dollars in thousands)	Average Balance (1)	Interest Income/Expense	Net Yield/Cost of Funds	Average Balance (1)	Interest Income/Expense	Net Yield/Cost of Funds
Interest-earning assets:
Available-for-sale securities	$6,589,521	$81,964	5.0%	$7,570,209	$374,987	5.0%
Mortgage loans held-for-sale	12,868	203	6.3%	7,869	526	6.7%
Reverse repurchase agreements	160,607	1,639	4.1%	216,176	9,307	4.3%
Other		6,113			27,178
Total interest income/net asset yield	$6,762,996	$89,919	5.3%	$7,794,254	$411,998	5.3%
Interest-bearing liabilities:
Borrowings collateralized by:
Available-for-sale securities	$6,384,948	$68,104	4.3%	$7,245,470	$326,250	4.5%
Agency Derivatives (2)	76,191	890	4.7%	49,025	2,365	4.8%
Mortgage servicing rights and advances (3)	1,471,382	28,085	7.6%	1,731,191	135,318	7.8%
Mortgage loans held-for-sale	12,976	214	6.6%	7,747	523	6.8%
Unsecured borrowings:
Senior notes	110,991	2,884	10.4%	70,066	7,264	10.4%
Convertible senior notes	261,663	4,532	6.9%	261,046	17,949	6.9%
Other		699			1,274
Total interest expense/cost of funds	$8,318,151	$105,408	5.1%	$9,364,545	$490,943	5.2%
Net interest expense/spread		$(15,489)	0.2%		$(78,945)	0.1%

	Three Months Ended December 31, 2024			Year Ended December 31, 2024
(dollars in thousands)	Average Balance (1)	Interest Income/Expense	Net Yield/Cost of Funds	Average Balance (1)	Interest Income/Expense	Net Yield/Cost of Funds
Interest-earning assets:
Available-for-sale securities	$7,818,127	$92,644	4.7%	$8,266,949	$393,527	4.8%
Mortgage loans held-for-sale	2,885	49	6.8%	1,234	78	6.3%
Reverse repurchase agreements	356,668	4,308	4.8%	351,714	18,447	5.2%
Other		6,773			38,100
Total interest income/net asset yield	$8,177,680	$103,774	5.1%	$8,619,897	$450,152	5.2%
Interest-bearing liabilities:
Borrowings collateralized by:
Available-for-sale securities	$7,468,264	$95,892	5.1%	$7,785,923	$425,321	5.5%
Agency Derivatives (2)	5,033	69	5.5%	6,199	372	6.0%
Mortgage servicing rights and advances (3)	1,830,453	38,143	8.3%	1,837,788	163,826	8.9%
Mortgage loans held-for-sale	2,646	55	8.3%	786	66	8.4%
Unsecured borrowings:
Convertible senior notes	260,091	4,506	6.9%	263,632	18,199	6.9%
Other		3			22
Total interest expense/cost of funds	$9,566,487	$138,668	5.8%	$9,894,328	$607,806	6.1%
Net interest income/spread		$(34,894)	(0.7)%		$(157,654)	(0.9)%
____________________
(1)Average asset balance represents average amortized cost on AFS securities and average unpaid principal balance on mortgage loans held-for-sale and reverse repurchase agreements.
(2)Yields on Agency Derivatives not shown as the related interest income is included in (loss) gain on derivative instruments in the consolidated statements of comprehensive (loss) income.
(3)Yields on mortgage servicing rights and advances not shown as these assets do not earn interest.

The increase in yields on AFS securities for the three and twelve months ended December 31, 2025, as compared to the same periods in 2024, was driven by net sales of lower coupon AFS securities, which was partially offset by slightly higher premium amortization. The decrease in cost of funds associated with the financing of AFS securities for the three and twelve months ended December 31, 2025, as compared to the same periods in 2024, was due to the lower interest rate environment.
The decrease in yields on reverse repurchase agreements for the three and twelve months ended December 31, 2025, as compared to the same periods in 2024, was due to the lower interest rate environment.
The decrease in cost of funds associated with the financing of MSR assets and related servicing advance obligations for the three and twelve months ended December 31, 2025, as compared to the same periods in 2024, was primarily due to the lower interest rate environment. We have one revolving credit facility in place to finance our servicing advance obligations, which are included in other assets on our consolidated balance sheets.
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
The cost of funds associated with our convertible senior notes for the three and twelve months ended December 31, 2025, as compared to the same periods in 2024, was consistent.

The following table presents the components of the yield earned on our AFS securities portfolio as a percentage of our average amortized cost of securities for the three and twelve months ended December 31, 2025 and 2024:

	Three Months Ended		Year Ended
	December 31,		December 31,
	2025	2024	2025	2024
Gross yield/stated coupon	5.3%	5.0%	5.2%	5.0%
Net (premium amortization) discount accretion	(0.3)%	(0.3)%	(0.2)%	(0.2)%
Net yield	5.0%	4.7%	5.0%	4.8%

Net Servicing Income
The following table presents the components of net servicing income for the three and twelve months ended December 31, 2025 and 2024:

	Three Months Ended		Year Ended
	December 31,		December 31,
(in thousands)	2025	2024	2025	2024
Servicing fee income	$109,418	$127,928	$487,347	$528,206
Ancillary and other fee income	4,897	4,498	20,469	16,718
Float income	30,747	35,142	118,907	136,724
Total servicing income	145,062	167,568	626,723	681,648
Total servicing costs	3,383	4,575	12,728	20,069
Net servicing income	$141,679	$162,993	$613,995	$661,579

The decrease in total servicing income for the three and twelve months ended December 31, 2025, as compared to the same periods in 2024, was primarily due to lower servicing fee income on a smaller MSR portfolio as a result of run-off and sales, as well as lower float income due to the lower interest rate environment, partially offset by higher ancillary and other fee income from RoundPoint’s subservicing of mortgage loans on behalf of third-party clients.
As previously discussed, RoundPoint handles substantially all servicing functions for the mortgage loans underlying our MSR. For the remaining portion of our serviced mortgage assets, we contract with appropriately licensed third-party subservicers to handle the servicing functions in the name of the subservicer. All third-party subservicing costs and other servicing expenses directly related to our MSR portfolio are included within the servicing costs line item on our consolidated statements of comprehensive (loss) income. All servicing-related general and administrative expenses incurred by RoundPoint are included within the compensation and benefits and other operating expenses line items on our consolidated statements of comprehensive (loss) income. The decrease in servicing costs during the three months ended December 31, 2025, as compared to the same period in 2024, was the result of lower non-recoverable advances and change in servicing reserves. The decrease in servicing costs during the year ended December 31, 2025, as compared to the same period in 2024, was the result of lower third-party deboarding and subservicing fees incurred.
Loss On Investment Securities
The following table presents the components of loss on investment securities for the three and twelve months ended December 31, 2025 and 2024:

	Three Months Ended		Year Ended
	December 31,		December 31,
(in thousands)	2025	2024	2025	2024
Proceeds from sales	$295,059	$1,286,810	$9,643,404	$2,183,330
Amortized cost of securities sold	(310,905)	(1,293,570)	(9,741,773)	(2,222,634)
Total realized losses on sales	(15,846)	(6,760)	(98,369)	(39,304)
Reversal of (provision for) credit losses	8	(284)	121	(259)
Other	1,406	(965)	2,070	(475)
Loss on investment securities	$(14,432)	$(8,009)	$(96,178)	$(40,038)

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
(Loss) Gain On Servicing Asset
The following table presents the components of (loss) gain on servicing asset for the three and twelve months ended December 31, 2025 and 2024:

	Three Months Ended		Year Ended
	December 31,		December 31,
(in thousands)	2025	2024	2025	2024
Changes in fair value due to changes in valuation inputs or assumptions used in the valuation model	$(8,878)	$139,887	$(4,191)	$168,972
Changes in fair value due to realization of cash flows (runoff)	(56,335)	(57,367)	(238,033)	(231,606)
Other	—	—	(8)	(40)
(Loss) gain on servicing asset	$(65,213)	$82,520	$(242,232)	$(62,674)

The increase in loss (decrease in gain) on servicing asset for the three months ended December 31, 2025, as compared to the same period in 2024, was driven by an unfavorable change in valuation assumptions used in the fair valuation of MSR, primarily due to decreasing interest rates with rising prepayment speeds, partially offset by slightly lower portfolio run-off on a lower portfolio balance as a result of sales of MSR. The increase in loss on servicing asset for the year ended December 31, 2025, as compared to the same period in 2024, was driven by an unfavorable change in valuation assumptions used in the fair valuation of MSR and higher portfolio run-off as a result of the lower interest rate environment.
Gain (Loss) On Derivative Instruments
The following table summarizes the components of gain (loss) on derivative instruments recognized during the three and twelve months ended December 31, 2025 and 2024:

	Three Months Ended		Year Ended
	December 31,		December 31,
(in thousands)	2025	2024	2025	2024
Net interest spread on interest rate swaps	$4,167	$12,158	$24,651	$58,527
Realized and unrealized net (losses) gains on interest rate swaps	(11,086)	187,454	(179,006)	89,313
Realized and unrealized net gains on interest rate swaptions	—	—	—	31
Interest income, net of accretion, on inverse interest-only securities	3,877	97	10,425	408
Realized and unrealized net losses on inverse interest-only securities	(12,329)	(2,418)	(7,238)	(2,098)
Realized and unrealized net gains (losses) on TBAs	30,402	(141,978)	118,447	(144,416)
Realized and unrealized net gains (losses) on futures	6,134	89,155	(58,478)	105,216
Realized and unrealized net gains on options on futures	—	—	(285)	(127)
Gain (loss) on derivative instruments	$21,165	$144,468	$(91,484)	$106,854

Net interest spread recognized for the accrual and/or settlement of the net interest income associated with our interest rate swaps results from receiving either a floating interest rate (OIS or SOFR) or a fixed interest rate and paying either a fixed interest rate or a floating interest rate (OIS or SOFR) on positions held to economically hedge/mitigate portfolio interest rate exposure (or duration) risk. We may elect to terminate certain swaps and swaptions to align with our investment portfolio, agreements may mature or options may expire resulting in full settlement of our net interest spread asset/liability and the recognition of realized gains and losses, including early termination penalties. The change in fair value of interest rate swaps and swaptions during the three and twelve months ended December 31, 2025 and 2024 was a result of changes to floating interest rates (OIS or SOFR), the swap curve and corresponding counterparty borrowing rates. Swaps and swaptions are used for purposes of hedging our interest rate exposure, and therefore, their unrealized valuation gains and losses (excluding the reversal of unrealized gains and losses to realized gains and losses upon termination, maturation or option expiration) generally offset a portion of the unrealized losses and gains recognized on our Agency RMBS AFS portfolio, which are recorded either directly to stockholders’ equity through other comprehensive income (loss) or to loss on investment securities, in the case of certain AFS securities for which we have elected the fair value option.
For further details regarding our use of derivative instruments and related activity, refer to Note 9 - Derivative Instruments and Hedging Activities to the consolidated financial statements, included in this Annual Report on Form 10-K.
Gain On Mortgage Loans Held-For-Sale
The following table provides a summary of the total net realized and unrealized gains (losses) recognized on mortgage loans held-for-sale and the related derivative instruments used to manage exposure to market risks primarily associated with fluctuations in interest rate risks related to our origination pipeline during the three and twelve months ended December 31, 2025 and 2024:

	Three Months Ended		Year Ended
	December 31,		December 31,
(in thousands)	2025	2024	2025	2024
Mortgage loans held-for-sale	$2,040	$768	$4,646	$1,185
TBAs	(296)	—	(541)	—
Interest rate lock commitments	(187)	(341)	743	137
Forward mortgage loan sale commitments	—	131	(143)	160
Gain on mortgage loans held-for-sale	$1,557	$558	$4,705	$1,482

Late in the second quarter of 2024, RoundPoint began operating its in-house, direct-to-consumer originations platform. Prior to the launch of originations, our mortgage loans held-for-sale consisted of a small number of loans purchased from the collateral underlying our MSR.

Operating Expenses
The following table presents the components of operating expenses for the three and twelve months ended December 31, 2025 and 2024:

	Three Months Ended		Year Ended
	December 31,		December 31,
(dollars in thousands)	2025	2024	2025	2024
Compensation and benefits:
Non-cash equity compensation expenses	$3,352	$1,610	$13,351	$10,946
All other compensation and benefits	22,609	20,190	81,975	78,807
Total compensation and benefits	$25,961	$21,800	$95,326	$89,753
Other operating expenses:
Certain operating expenses (1)	$4,209	$39	$11,135	$714
All other operating expenses	21,090	19,046	79,027	75,527
Total other operating expenses	$25,299	$19,085	$90,162	$76,241
Annualized operating expense ratio	11.4%	7.7%	9.5%	7.6%
Annualized operating expense ratio, excluding non-cash equity compensation and certain operating expenses (1)	9.7%	7.4%	8.3%	7.0%
____________________
(1)For the time period prior to the resolution of the Company’s litigation with PRCM Advisers in the third quarter of 2025, certain operating expenses predominantly consists of expenses incurred in connection with the litigation, as discussed within Note 14 to the consolidated financial statements, included under Part II, Item 8 of this Annual Report on Form 10-K. Beginning in the fourth quarter of 2025, certain operating expenses consists of transaction expenses incurred in connection with the proposed merger with UWM.

The increase in total operating expenses during the three months ended December 31, 2025, as compared to the same period in 2024, was driven by expenses incurred in connection with the proposed merger with UWM, as well as higher compensation and benefits and other operating expenses. The increase in total operating expenses during the year ended December 31, 2025, as compared to the same period in 2024 was driven by higher expenses incurred in connection with the resolution of the Company’s litigation with PRCM Advisers, expenses incurred in connection with the proposed merger with UWM, and higher compensation and benefits and other operating expenses. The increase in our annualized operating expense ratios was also driven by the lower average equity balances in the denominator as a result of the comprehensive loss incurred and dividends declared during the year ended December 31, 2025.
Litigation Settlement Expense
During the year ended December 31, 2025, we recognized litigation settlement expense of $375.0 million which was recorded in connection with the resolution of our litigation with PRCM Advisers. For further details regarding the litigation settlement recognized, refer to Note 14 - Commitments and Contingencies to the consolidated financial statements, included in this Annual Report on Form 10-K.
Income Taxes
During the three and twelve months ended December 31, 2025, we recognized a provision for income taxes of $5.6 million and $8.9 million, respectively, which was primarily due to net income from MSR servicing and mortgage loan origination activities, partially offset by net losses recognized on MSR and operating expenses incurred in our TRSs. During the three and twelve months ended December 31, 2024, we recognized a provision from income taxes of $30.9 million and $46.6 million, respectively. The provision recognized for the three months ended December 31, 2024 was primarily due to net income from MSR servicing and mortgage loan origination activities and net gains recognized on MSR, partially offset by operating expenses incurred in our TRSs. The provision recognized during the year ended December 31, 2024 was primarily due to net income from MSR servicing and mortgage loan origination activities, partially offset by operating expenses incurred in our TRSs.

Other Comprehensive Income (Loss)
The following table provides a summary of the components of other comprehensive income (loss) during the three and twelve months ended December 31, 2025 and 2024:

	Three Months Ended		Year Ended
	December 31,		December 31,
(in thousands)	2025	2024	2025	2024
Unrealized gains (losses) on available-for-sale securities	$37,011	$(255,412)	$234,130	$(150,672)
Realized losses (gains) on sales of available-for-sale securities reclassified to loss on investment securities	14,743	(11,153)	86,307	6,577
Other comprehensive income (loss)	$51,754	$(266,565)	$320,437	$(144,095)

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

Financial Condition
The following table presents significant components of our balance sheet as of December 31, 2025 and December 31, 2024:

(in thousands)	December 31, 2025	December 31, 2024
Balance Sheet Data:
Available-for-sale securities	$6,514,471	$7,371,711
Mortgage servicing rights	$2,421,910	$2,994,271
Total assets	$10,859,217	$12,204,319
Repurchase agreements	$7,255,540	$7,805,057
Revolving credit facilities	$919,371	$1,020,171
Senior notes	$111,055	$—
Convertible senior notes	$261,810	$260,229
Total stockholders’ equity	$1,787,927	$2,122,509

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
The tables below summarize certain characteristics of our Agency RMBS AFS at December 31, 2025 and December 31, 2024:

	December 31, 2025
(dollars in thousands, except purchase price)	Principal/ Current Face	Net (Discount) Premium	Amortized Cost	Allowance for Credit Losses	Unrealized Gain	Unrealized Loss	Carrying Value	Weighted Average Coupon Rate	Weighted Average Purchase Price
P&I securities	$6,399,789	$93,527	$6,493,316	$—	$44,091	$(43,117)	$6,494,290	5.30%	$101.61
Interest-only securities	315,438	18,892	18,892	(1,319)	422	(1,073)	16,922	2.12%	$9.40
Total	$6,715,227	$112,419	$6,512,208	$(1,319)	$44,513	$(44,190)	$6,511,212

	December 31, 2024
(dollars in thousands, except purchase price)	Principal/ Current Face	Net (Discount) Premium	Amortized Cost	Allowance for Credit Losses	Unrealized Gain	Unrealized Loss	Carrying Value	Weighted Average Coupon Rate	Weighted Average Purchase Price
P&I securities	$7,600,374	$64,627	$7,665,001	$—	$2,789	$(321,829)	$7,345,961	4.93%	$101.17
Interest-only securities	462,886	27,747	27,747	(2,386)	473	(3,818)	22,016	2.05%	$24.04
Total	$8,063,260	$92,374	$7,692,748	$(2,386)	$3,262	$(325,647)	$7,367,977
Mortgage Servicing Rights, at Fair Value
One of our wholly owned subsidiaries, TH MSR Holdings, has approvals from Fannie Mae and Freddie Mac to own and manage MSR, which represent the right to control the servicing of residential mortgage loans. TH MSR Holdings acquires MSR from third-party originators through flow and bulk purchases, as well as through the recapture of MSR on loans in its MSR portfolio that refinance. Beginning in 2024, TH MSR Holdings also acquires MSR on loans originated by its subsidiary, RoundPoint, through purchases and recapture of MSR. As of December 31, 2025 and December 31, 2024, our MSR had a fair market value of $2.4 billion and $3.0 billion, respectively.

As of December 31, 2025 and December 31, 2024, our MSR portfolio included MSR on 675,215 and 803,091 loans with an unpaid principal balance of approximately $162.5 billion and $200.3 billion, respectively. The following tables summarize certain characteristics of the loans underlying our MSR by gross weighted average coupon rate types and ranges at December 31, 2025 and December 31, 2024:

	December 31, 2025
(dollars in thousands)	Number of Loans	Unpaid Principal Balance	Weighted Average Gross Coupon Rate	Weighted Average Current Loan Size	Weighted Average Loan Age (months)	Weighted Average Original FICO	Weighted Average Original LTV	60+ Day Delinquencies	3-Month CPR	Net Servicing Fee (bps)
30-Year Fixed:
≤ 3.25%	248,086	$73,206,447	2.8%	$350	59	768	71.5%	0.5%	3.9%	25.0
> 3.25 - 3.75%	115,500	27,959,862	3.4%	310	73	753	74.0%	0.9%	5.4%	25.1
> 3.75 - 4.25%	77,384	14,414,797	3.9%	247	101	752	75.2%	1.2%	5.8%	25.3
> 4.25 - 4.75%	46,149	7,766,586	4.4%	242	98	739	77.1%	1.8%	6.3%	25.2
> 4.75 - 5.25%	32,883	7,472,391	5.0%	347	62	748	79.0%	1.9%	6.6%	25.2
> 5.25%	56,820	17,505,641	6.2%	411	31	750	79.8%	1.8%	16.9%	27.0
	576,822	148,325,724	3.6%	334	65	759	74.0%	0.9%	6.3%	25.3
15-Year Fixed:
≤ 2.25%	17,461	3,747,145	2.0%	257	56	776	60.0%	0.2%	4.3%	25.0
> 2.25 - 2.75%	30,400	5,290,853	2.4%	217	60	772	59.5%	0.2%	5.4%	25.0
> 2.75 - 3.25%	24,800	2,536,704	2.9%	154	84	765	61.7%	0.3%	7.3%	25.2
> 3.25 - 3.75%	13,113	917,584	3.4%	112	102	755	64.1%	0.5%	10.4%	25.2
> 3.75 - 4.25%	5,927	367,989	3.9%	109	98	739	65.7%	0.8%	9.7%	25.4
> 4.25%	5,164	746,060	5.3%	292	37	750	64.3%	1.2%	21.6%	27.5
	96,865	13,606,335	2.7%	211	66	769	60.8%	0.3%	6.9%	25.2
Total ARMs	1,528	518,428	5.2%	452	44	766	71.9%	0.4%	30.9%	25.2
Total	675,215	$162,450,487	3.6%	$324	65	760	72.9%	0.9%	6.4%	25.3

	December 31, 2024
(dollars in thousands)	Number of Loans	Unpaid Principal Balance	Weighted Average Gross Coupon Rate	Weighted Average Current Loan Size	Weighted Average Loan Age (months)	Weighted Average Original FICO	Weighted Average Original LTV	60+ Day Delinquencies	3-Month CPR	Net Servicing Fee (bps)
30-Year Fixed:
≤ 3.25%	290,943	$89,430,478	2.8%	$364	47	768	71.0%	0.5%	3.7%	25.1
> 3.25 - 3.75%	139,660	35,290,037	3.4%	321	59	753	74.1%	1.0%	4.8%	25.2
> 3.75 - 4.25%	100,224	20,301,195	3.9%	267	81	752	75.8%	1.2%	5.6%	25.5
> 4.25 - 4.75%	56,071	10,101,522	4.4%	259	80	739	77.3%	2.0%	5.9%	25.3
> 4.75 - 5.25%	39,434	9,206,486	5.0%	353	49	746	78.9%	1.9%	5.5%	25.2
> 5.25%	53,606	16,587,910	6.0%	409	26	750	80.1%	2.0%	9.0%	26.8
	679,938	180,917,628	3.6%	342	53	759	73.7%	1.0%	4.8%	25.3
15-Year Fixed:
≤ 2.25%	22,006	5,269,938	2.0%	284	44	777	59.1%	0.2%	3.7%	25.0
> 2.25 - 2.75%	36,840	7,071,915	2.4%	238	47	772	58.8%	0.3%	4.9%	25.0
> 2.75 - 3.25%	31,403	3,793,169	2.9%	176	71	765	61.4%	0.3%	7.4%	25.3
> 3.25 - 3.75%	17,399	1,525,985	3.4%	137	85	755	64.0%	0.4%	9.2%	25.4
> 3.75 - 4.25%	8,149	619,730	3.9%	131	80	741	65.3%	0.7%	8.2%	25.3
> 4.25%	5,848	689,057	4.9%	227	41	741	65.6%	1.3%	10.7%	27.0
	121,645	18,969,794	2.6%	226	55	769	60.3%	0.3%	5.8%	25.2
Total ARMs	1,508	429,587	4.4%	374	55	762	71.9%	1.4%	14.6%	25.4
Total	803,091	$200,317,009	3.5%	$331	53	760	72.4%	0.9%	4.9%	25.3

Financing
Our borrowings consist primarily of repurchase agreements, revolving credit facilities, warehouse lines of credit, senior notes and convertible senior notes. Repurchase agreements, revolving credit facilities and warehouse lines of credit are collateralized by our pledge of AFS securities, derivative instruments, MSR, mortgage loans held-for-sale, servicing advances and certain cash balances, while senior notes and convertible senior notes are considered unsecured corporate debt. Substantially all of our Agency RMBS are currently pledged as collateral for repurchase agreements. Additionally, a substantial portion of our MSR is currently pledged as collateral for repurchase agreements and revolving credit facilities, and a portion of our servicing advances have been pledged as collateral for revolving credit facilities. We have three repurchase facilities in place that are secured by VFNs issued in connection with our securitization of MSR, which are collateralized by portions of our MSR portfolio. Substantially all of our funded mortgage loans held-for-sale are currently pledged as collateral for repurchase agreements and warehouse lines of credit for a period of up to 90 days or until they are sold to the GSEs or other third-party investors in the secondary market, typically within 60 days of origination. Additionally, in May 2025, we issued senior notes due in 2030, which are unsecured and pay interest quarterly at a rate of 9.375% per annum. Finally, our convertible senior notes, which were repaid in full on their January 15, 2026 maturity date, were unsecured and paid interest semiannually at a rate of 6.25% per annum.
At December 31, 2025 and December 31, 2024, borrowings under repurchase agreements, revolving credit facilities, warehouse lines of credit, senior notes and convertible senior notes had the following characteristics:

(dollars in thousands)	December 31, 2025			December 31, 2024
Borrowing Type	Amount Outstanding	Weighted Average Borrowing Rate	Weighted Average Years to Maturity	Amount Outstanding	Weighted Average Borrowing Rate	Weighted Average Years to Maturity
Repurchase agreements	$7,255,540	4.36%	0.2	$7,805,057	5.15%	0.3
Revolving credit facilities	919,371	6.77%	1.8	1,020,171	7.56%	1.6
Warehouse lines of credit	9,406	6.00%	0.2	2,032	6.64%	0.2
Senior notes	111,055	9.38%	4.6	—	—%	—
Convertible senior notes	261,810	6.25%	0.0	260,229	6.25%	1.0
Total	$8,557,182	4.75%	0.4	$9,087,489	5.45%	0.4

(dollars in thousands)	December 31, 2025			December 31, 2024
Collateral Type	Amount Outstanding	Weighted Average Borrowing Rate	Weighted Average Haircut on Collateral Value	Amount Outstanding	Weighted Average Borrowing Rate	Weighted Average Haircut on Collateral Value
Agency RMBS	$6,544,776	4.13%	3.6%	$7,044,857	4.90%	3.7%
Non-Agency securities	—	—%	—%	207	5.39%	44.2%
Agency Derivatives	56,670	4.46%	18.5%	4,993	5.31%	17.6%
Mortgage servicing rights	1,497,871	6.78%	30.4%	1,684,871	7.53%	30.7%
Mortgage servicing advances	71,500	6.57%	13.1%	90,300	7.23%	12.8%
Mortgage loans held-for-sale	13,500	5.97%	0.4%	2,032	6.64%	—%
Other (1)	372,865	7.18%	N/A	260,229	6.25%	N/A
Total	$8,557,182	4.75%	8.3%	$9,087,489	5.45%	8.7%
____________________
(1)Includes unsecured borrowings under senior notes and convertible senior notes. The senior notes are due August 2030, paying interest quarterly at a rate of 9.375% per annum on the aggregate principal amount, which was $115.0 million on December 31, 2025. The convertible senior notes, which were repaid in full on their January 15, 2026 maturity date, paid interest semiannually at a rate of 6.25% per annum on the aggregate principal amount, which was $261.9 million on December 31, 2025.

As of December 31, 2025, the debt-to-equity ratio funding our Agency and non-Agency investment securities, MSR and related servicing advances and mortgage loans held-for-sale, which includes unsecured borrowings under senior notes and convertible senior notes, was 4.8:1.0. Our Agency RMBS, given their liquidity and high credit quality, are eligible for higher levels of leverage, while MSR, with less liquidity and/or more exposure to prepayment risk, utilize lower levels of leverage. Generally, our debt-to-equity ratio is directly correlated to the composition of our portfolio; typically, the higher the percentage of Agency RMBS we hold, the higher our debt-to-equity ratio will be. However, in addition to portfolio mix, our debt-to-equity ratio is a function of many other factors, including the liquidity of our portfolio, the availability and price of our financing, the diversification of our counterparties and their available capacity to finance our assets, and anticipated regulatory developments. We may alter the percentage allocation of our portfolio among our target assets depending on the relative value of the assets that are available to purchase from time to time, including at times when we are deploying proceeds from offerings we conduct. We believe the current degree of leverage within our portfolio helps ensure that we have access to unused borrowing capacity, thus supporting our liquidity and the strength of our balance sheet.
The following table provides a summary of our borrowings under repurchase agreements (excluding those collateralized by U.S. Treasuries), revolving credit facilities, warehouse lines of credit, senior notes and convertible senior notes and our debt-to-equity ratios for the three months ended December 31, 2025, and the four immediately preceding quarters:

(dollars in thousands)
For the Three Months Ended	Quarterly Average	End of Period Balance	Maximum Balance of Any Month-End	End of Period Total Borrowings to Equity Ratio	End of Period Net Long (Short) TBA Cost Basis	End of Period Net Payable (Receivable) for Unsettled RMBS	End of Period Economic Debt-to-Equity Ratio (1)
December 31, 2025	$8,318,151	$8,557,182	$8,557,182	4.8:1.0	$4,185,465	$(177,891)	7.0:1.0
September 30, 2025	$8,671,136	$8,430,709	$8,525,078	4.8:1.0	$4,391,419	$(133,405)	7.2:1.0
June 30, 2025	$10,477,013	$10,175,579	$10,737,324	5.4:1.0	$3,009,819	$108,474	7.0:1.0
March 31, 2025	$9,995,726	$10,942,563	$10,942,563	5.1:1.0	$3,001,672	$(643,896)	6.2:1.0
December 31, 2024	$9,566,487	$9,087,489	$10,293,529	4.3:1.0	$4,493,055	$269,370	6.5:1.0
____________________
(1)Defined as total borrowings under repurchase agreements (excluding those collateralized by U.S. Treasuries), revolving credit facilities, warehouse lines of credit, senior notes and convertible senior notes, plus implied debt on net TBA cost basis and net payable (receivable) for unsettled RMBS, divided by total equity.

Equity
The following table provides details of our changes in stockholders’ equity from December 31, 2024 to December 31, 2025:

(in millions, except per share amounts)	Book Value	Common Shares Outstanding	Common Book Value Per Share
Common stockholders’ equity at December 31, 2024	$1,500.7	103.7	$14.47
Net loss	(454.3)
Other comprehensive income	320.4
Comprehensive loss	(133.9)
Dividends on preferred stock	(52.8)
Comprehensive loss attributable to common stockholders	(186.7)
Dividends on common stock	(159.8)
Other	11.5	1.1
Balance before capital transactions	1,165.7	104.8
Issuance of common stock, net of offering costs	0.4	—
Common stockholders’ equity at December 31, 2025	$1,166.1	104.8	$11.13
Total preferred stock liquidation preference	621.8
Total stockholders’ equity at December 31, 2025	$1,787.9

U.S. GAAP to Estimated Taxable Income
The following tables provide reconciliations of our GAAP net income (loss) to our estimated taxable income (loss) split between our REIT and TRSs for the years ended December 31, 2025 and 2024:

	Year Ended December 31, 2025
(in millions)	TRS	REIT	Consolidated
GAAP net income (loss), pre-tax	$55.3	$(500.7)	$(445.4)
State taxes	3.5	—	3.5
Adjusted GAAP net income (loss), pre-tax	58.8	(500.7)	(441.9)
Permanent differences:
State deferred tax benefit	(3.1)	—	(3.1)
Other permanent differences	0.1	23.5	23.6
Temporary differences:
Net accretion of OID and market discount	(64.7)	18.9	(45.8)
Net unrealized gains and losses	102.4	183.6	286.0
Net realized gains and losses on sales of RMBS	—	0.2	0.2
Net realized gains and losses on sales of MSR	(7.9)	(23.7)	(31.6)
Credit loss impairment	—	(0.1)	(0.1)
Litigation settlement expense	—	293.1	293.1
Other temporary differences	(2.0)	(11.4)	(13.4)
Capital loss carryforward utilization	—	(59.7)	(59.7)
Estimated taxable income	83.6	(76.3)	7.3
Dividend paid deduction	—	—	—
Estimated taxable income post-dividend paid deduction	$83.6	$(76.3)	$7.3

	Year Ended December 31, 2024
(in millions)	TRS	REIT	Consolidated
GAAP net income (loss), pre-tax	$183.6	$161.2	$344.8
State taxes	(10.1)	—	(10.1)
Adjusted GAAP net income (loss), pre-tax	173.5	161.2	334.7
Permanent differences:
Dividends from TRSs	—	96.9	96.9
State deferred tax expense	6.8	—	6.8
Other permanent differences	—	6.8	6.8
Temporary differences:
Net accretion of OID and market discount	(68.2)	40.4	(27.8)
Net unrealized gains and losses	(6.5)	(215.1)	(221.6)
Net realized gains and losses on sales of RMBS	—	3.1	3.1
Net realized gains and losses on sales of MSR	11.5	(4.9)	6.6
Credit loss impairment	—	0.3	0.3
Other temporary differences	(0.1)	(6.5)	(6.6)
Capital loss carryforward deferral	—	89.5	89.5
Net operating loss carryforward utilization	(71.8)	—	(71.8)
Estimated taxable income	45.2	171.7	216.9
Dividend paid deduction	—	(171.7)	(171.7)
Estimated taxable income post-dividend paid deduction	$45.2	$—	$45.2

The permanent differences recorded in 2025 and 2024 included a difference in compensation expense related to the officer’s compensation limitation, dividends paid on unvested and outstanding equity incentive awards, as applicable, non-cash equity compensation expense for tax purposes, amortization of goodwill for tax purposes, and state taxes, net of federal benefit in the Company’s TRSs. Additionally, permanent differences recorded in 2024 included differences related to dividends paid from the Company’s TRSs to the REIT, as well as the dividends paid deduction for tax purposes. The temporary tax differences recorded in 2025 and 2024 were principally timing differences between U.S. GAAP and tax accounting related to unrealized gains and losses from derivative instruments, realized and unrealized gains and losses from MSR and RMBS, accretion and amortization from RMBS, litigation expenses, changes in reserves related to servicing advances and allowance for credit losses on certain RMBS, deferral of net capital losses and utilization of net operating losses.
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
Dividends
For the year ended December 31, 2025, we declared cash dividends totaling $1.52 per common share. As a REIT, we are required to distribute at least 90% of our taxable income to stockholders, subject to certain distribution requirements. For the year ended December 31, 2025, the REIT generated a taxable loss and therefore, no distribution was required. Temporary differences between GAAP net income (loss) and taxable income can generate deterioration in book value on a permanent and temporary basis as taxable income is distributed that has not been earned for U.S. GAAP purposes.

Liquidity and Capital Resources
Our liquidity and capital resources are managed and forecasted on a daily basis. We believe this helps ensure that we have sufficient liquidity to absorb market events that could negatively impact collateral valuations and result in margin calls. We also believe that it gives us the flexibility to manage our portfolio to take advantage of market opportunities.
Our principal sources of cash consist of borrowings under repurchase agreements, revolving credit facilities, warehouse lines of credit, senior notes, payments of principal and interest we receive on our target assets, cash generated from our operating results, and proceeds from capital market transactions. We typically use cash to repay principal and interest on our borrowings, to purchase our target assets, to make dividend payments on our capital stock, and to fund our operations. To the extent that we raise additional equity capital through capital market transactions, we anticipate using cash proceeds from such transactions to purchase our target assets and for other general corporate purposes. Such general corporate purposes may include the refinancing or repayment of debt, the repurchase or redemption of common and preferred equity securities, and other capital expenditures. We believe that cash generated from our operating results, liquidity under our borrowing capacity and proceeds from capital market transactions will be sufficient to meet our cash requirements for at least the next twelve months.
As of December 31, 2025, we held $842.3 million in cash and cash equivalents available to support our operations; $9.0 billion of AFS securities, MSR, mortgage loans held-for-sale and derivative assets held at fair value; and $8.6 billion of outstanding debt in the form of repurchase agreements and borrowings under revolving credit facilities, warehouse lines of credit, senior notes and convertible senior notes. The debt-to-equity ratio funding our Agency and non-Agency investment securities, MSR and related servicing advances and mortgage loans held-for-sale, which includes unsecured borrowings under senior notes and convertible senior notes, was 4.8:1.0 for the three months ended December 31, 2025, consistent with the prior quarter. The debt-to-equity ratio for the year ended December 31, 2025 increased from 4.3:1.0 to 4.8:1.0, predominantly driven by a decrease in total stockholders’ equity as a result of the comprehensive loss incurred and dividends declared during the year ended December 31, 2025. During the three and twelve months ended December 31, 2025, our economic debt-to-equity ratio funding our Agency and non-Agency investment securities, MSR and related servicing advances and mortgage loans held-for-sale, which includes unsecured borrowings under senior notes and convertible senior notes, implied debt on net TBA cost basis and net payable (receivable) for unsettled RMBS, decreased from 7.2:1.0 to 7.0:1.0 and increased from 6.5:1.0 to 7.0:1.0, respectively.

As of December 31, 2025, we held approximately $6.5 million of unpledged Agency RMBS and $3.3 million of unpledged non-Agency securities. As a result, we had an overall estimated unused borrowing capacity on unpledged securities of approximately $8.0 million. As of December 31, 2025, we held approximately $4.3 million of unpledged MSR and $7.0 million of unpledged servicing advances. Overall, on December 31, 2025, we had $102.1 million unused committed and $950.0 million unused uncommitted borrowing capacity on MSR financing facilities, and $78.5 million in unused committed borrowing capacity on servicing advance financing facilities. As of December 31, 2025, we held approximately $0.3 million of unpledged mortgage loans and had $25.6 million unused committed borrowing capacity on our warehouse lines of credit and $45.9 million unused uncommitted borrowing capacity on our loan repurchase agreement. Generally, unused borrowing capacity may be the result of our election not to utilize certain financing, as well as delays in the timing in which funding is provided, insufficient collateral or the inability to meet lenders’ eligibility requirements for specific types of asset classes. On a daily basis, we monitor and forecast our available, or excess, liquidity. Additionally, we frequently perform shock analyses against various market events to monitor the adequacy of our excess liquidity.
During the year ended December 31, 2025, we did not experience any material issues accessing our funding sources. We expect ongoing sources of financing to be primarily repurchase agreements, revolving credit facilities, warehouse lines of credit, senior notes and similar financing arrangements. We plan to finance our assets with a moderate amount of leverage, the level of which may vary based upon the particular characteristics of our portfolio and market conditions.
As of December 31, 2025, we had master repurchase agreements in place with 34 counterparties (lenders), the majority of which are U.S. domiciled financial institutions, and we continue to evaluate additional counterparties to manage and optimize counterparty risk. Under our repurchase agreements, we are required to pledge additional assets as collateral to our lenders when the estimated fair value of the existing pledged collateral under such agreements declines and such lenders, through a margin call, demand additional collateral. Lenders generally make margin calls because of a perceived decline in the value of our assets collateralizing the repurchase agreements. This may occur following the monthly principal reduction of assets due to scheduled amortization and prepayments on the underlying mortgages, or may be caused by changes in market interest rates, a perceived decline in the market value of the investments and other market factors. To cover a margin call, we may pledge additional assets or cash. At maturity, any cash on deposit as collateral is generally applied against the repurchase agreement balance, thereby reducing the amount borrowed. Should the value of our assets suddenly decrease, significant margin calls on our repurchase agreements could result, causing an adverse change in our liquidity position.
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

(in thousands)
December 31, 2025
Expiration Date (1)	Amount Outstanding	Unused Committed Capacity (2)	Unused Uncommitted Capacity	Total Capacity	Eligible Collateral
March 31, 2027	$567,731	$82,269	$250,000	$900,000	Mortgage servicing rights
March 8, 2029	$280,140	$19,860	$200,000	$500,000	Mortgage servicing rights (3)
May 22, 2026	$375,000	$—	$175,000	$550,000	Mortgage servicing rights (4)
October 26, 2026	$160,000	$—	$140,000	$300,000	Mortgage servicing rights (4)
July 30, 2026	$115,000	$—	$185,000	$300,000	Mortgage servicing rights (4)
June 14, 2026	$71,500	$78,500	$—	$150,000	Mortgage servicing advances
August 18, 2026	$9,406	$25,594	$15,000	$50,000	Mortgage loans held-for-sale
June 25, 2026	$4,095	$—	$45,905	$50,000	Mortgage loans held-for-sale
____________________
(1)The facilities are set to mature on the stated expiration date, unless extended pursuant to their terms.
(2)Represents unused capacity amounts to which commitment fees are charged.
(3)The revolving period of this facility ceases on March 8, 2028, at which time the facility starts a 12-month amortization period.
(4)These repurchase facilities are secured by the related VFNs issued by TH MSR Issuer Trust and collateralized by portions of our MSR portfolio.

We are subject to a variety of financial covenants under our lending agreements. The following represent the most restrictive financial covenants across our lending agreements as of December 31, 2025:
•Total indebtedness to tangible net worth must be less than 8.0:1.0. As of December 31, 2025, our total indebtedness to tangible net worth, as defined, was 5.0:1.0.
•Liquidity, as defined, and unrestricted cash must be greater than $156.1 million and $75.0 million, respectively. As of December 31, 2025, our liquidity, as defined, was $881.6 million and our unrestricted cash balance was $842.3 million.
•Net worth, as defined, must be greater than $1.5 billion. As of December 31, 2025, our net worth, as defined, was $1.8 billion.
We are also subject to additional financial covenants in connection with various other agreements we enter into in the normal course of our business. We intend to continue to operate in a manner which complies with all of our financial covenants.
The following table summarizes assets at carrying values that were pledged or restricted as collateral for the future payment obligations of repurchase agreements, revolving credit facilities and warehouse lines of credit at December 31, 2025 and December 31, 2024:

(in thousands)	December 31, 2025	December 31, 2024
Available-for-sale securities, at fair value	$6,505,374	$7,097,561
Mortgage servicing rights, at fair value	2,417,593	2,989,106
Mortgage loans held-for-sale, at fair value	13,350	2,059
Restricted cash	108,723	218,715
Due from counterparties	206,514	25,231
Derivative assets, at fair value	67,227	5,031
Other assets	100,133	118,686
Total	$9,418,914	$10,456,389

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

The following table provides the maturities of our repurchase agreements, revolving credit facilities, warehouse lines of credit, senior notes and convertible senior notes as of December 31, 2025 and December 31, 2024:

(in thousands)	December 31, 2025	December 31, 2024
Within 30 days	$2,512,817	$2,377,824
30 to 59 days	1,745,355	2,316,237
60 to 89 days	1,702,483	1,307,145
90 to 119 days	916,101	759,177
120 to 364 days	721,500	366,706
One to three years	567,731	1,960,400
Three to five years	391,195	—
Total	$8,557,182	$9,087,489
For the year ended December 31, 2025, our restricted and unrestricted cash balance increased approximately $244.3 million to $1.1 billion at December 31, 2025. The cash movements can be summarized by the following:
•Cash flows from operating activities. For the year ended December 31, 2025, operating activities increased our cash balances by approximately $88.9 million, primarily driven by our financial results for the year.
•Cash flows from investing activities. For the year ended December 31, 2025, investing activities increased our cash balances by approximately $911.6 million, primarily driven by sales of and principal payments on Agency RMBS, sales of MSR and net proceeds from reverse repurchase agreements, partially offset by purchases of Agency RMBS, MSR and net payments on derivative instruments.
•Cash flows from financing activities. For the year ended December 31, 2025, financing activities decreased our cash balance by approximately $756.2 million, primarily driven by net paydowns on our repurchase agreement and revolving credit facility financing, as well as the payment of dividends, partially offset by the issuance of senior notes.

Recently Issued Accounting Standards
Refer to Note 2 - Basis of Presentation and Significant Accounting Policies of the notes to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

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

Other Matters
We intend to conduct our business so as to maintain our exempt status under, and not to become regulated as, an investment company for purposes of the 1940 Act. If we failed to maintain our exempt status under the 1940 Act and became regulated as an investment company, our ability to, among other things, use leverage would be substantially reduced and, as a result, we would be unable to conduct our business as described in Item 1, “Business - Other Business - Regulation” of this Annual Report on Form 10-K. Accordingly, we monitor our compliance with both the 55% Test and the 80% Tests of the 1940 Act in order to maintain our exempt status. As of December 31, 2025, we determined that we maintained compliance with both the 55% Test and the 80% Test requirements.
We calculate that at least 75% of our assets were qualified REIT assets, as defined in the Code for the year ended December 31, 2025. We also calculate that our revenue qualified for the 75% source of income test and for the 95% source of income test rules for the year ended December 31, 2025. Consequently, we met the REIT income and asset tests. We also met all REIT requirements regarding the ownership of our common stock and the distribution of our net income. Therefore, for the year ended December 31, 2025, we believe that we qualified as a REIT under the Code.

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
We perform interest rate sensitivity analyses on various measures of our financial results and condition by examining how our assets, financing and hedges will perform in various interest rate “shock” scenarios. Two of these measures are presented below in more detail. The first measure is change in annualized net interest income over the next 12 months, including interest spread from our interest rate swaps and float income from custodial accounts associated with our servicing portfolio. The second measure is change in value of financial position, including the value of our derivative assets and liabilities. All changes in value are measured as the change from the December 31, 2025 financial position. All projected changes in annualized net interest income are measured as the change from the projected annualized net interest income based off current performance returns.
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
Computation of results for portfolio value involves a two-step process. The first is the use of models to project how the value of interest rate sensitive instruments will change in the scenarios considered. The second, and equally important, step is the improvement of the model projections based on application of our experience in assessing how current market and macroeconomic conditions will affect the prices of various interest rate sensitive instruments. Judgment is best applied to localized (less than 25 basis points (“bps”)) interest rate moves. The more an instantaneous interest rate move exceeds 25 bps, the greater the likelihood that accompanying market events are significant enough to warrant reconsideration of interest rate sensitivities. As with net interest income, the uncertainty associated with the estimate of change in portfolio value is therefore directly related to the size of interest rate move considered.

The following interest rate sensitivity table displays the potential impact of instantaneous, parallel changes in interest rates of +/- 25 and +/- 50 bps on annualized net interest income and portfolio value, based on our interest sensitive financial instruments at December 31, 2025. The preceding discussion shows that the results for the 25 bps move scenarios are the best representation of our interest rate exposure, followed by those for the 50 bps move scenarios. This hierarchy reflects our localized approach to managing interest rate risk: monitoring rates and rebalancing our hedges on a day-to-day basis, where rate moves only rarely exceed 25 bps in either direction.

	Changes in Interest Rates
(dollars in thousands)	-50 bps	-25 bps	+25 bps	+50 bps
Change in annualized net interest income (1):	$(1,634)	$(786)	$665	$1,582
% change in net interest income (1)	(1.4)%	(0.7)%	0.6%	1.4%
Change in value of financial position:
Available-for-sale securities	$102,016	$54,088	$(60,756)	$(127,902)
As a % of common equity	8.7%	4.6%	(5.2)%	(11.0)%
Mortgage servicing rights (2)	$(112,494)	$(51,031)	$44,790	$75,443
As a % of common equity (2)	(9.6)%	(4.4)%	3.8%	6.5%
Mortgage loans held-for-sale	$143	$77	$(87)	$(181)
As a % of common equity	—%	—%	—%	—%
Derivatives, net	$(33,928)	$(12,317)	$2,014	$(7,508)
As a % of common equity	(2.9)%	(1.0)%	0.2%	(0.6)%
Reverse repurchase agreements	$33	$16	$(16)	$(33)
As a % of common equity	—%	—%	—%	—%
Repurchase agreements	$(4,805)	$(2,403)	$2,403	$4,805
As a % of common equity	(0.4)%	(0.2)%	0.2%	0.4%
Revolving credit facilities	$(188)	$(94)	$94	$187
As a % of common equity	—%	—%	—%	—%
Warehouse lines of credit	$(3)	$(1)	$1	$3
As a % of common equity	—%	—%	—%	—%
Senior notes	$1,347	$689	$(716)	$(1,458)
As a % of common equity	0.1%	0.1%	(0.1)%	(0.1)%
Convertible senior notes	$999	$498	$(495)	$(986)
As a % of common equity	0.1%	—%	—%	(0.1)%
Total Net Assets	$(46,880)	$(10,478)	$(12,768)	$(57,630)
As a % of total assets	(0.4)%	(0.1)%	(0.1)%	(0.5)%
As a % of common equity	(4.0)%	(0.9)%	(1.1)%	(4.9)%
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

Certain assumptions have been made in connection with the calculation of the information set forth in the foregoing interest rate sensitivity table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at December 31, 2025. As discussed, the analysis utilizes assumptions and estimates based on our experience and judgment. Furthermore, future purchases and sales of assets could materially change our interest rate risk profile.
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
Should the value of our assets pledged as collateral suddenly decrease, lender margin calls could increase, causing an adverse change in our liquidity position. Moreover, the portfolio construction of MSR, which generally have negative duration, combined with levered RMBS, which generally have positive duration, may in certain market scenarios lead to variation margin calls, which could negatively impact our excess cash position. Additionally, if one or more of our repurchase agreement, revolving credit facility or warehouse line of credit counterparties chose not to provide ongoing funding, our ability to finance would decline or exist at possibly less favorable terms. As such, we cannot provide assurance that we will always be able to roll over our repurchase agreements, revolving credit facilities and warehouse lines of credit. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in this Annual Report on Form 10-K for further information about our liquidity and capital resource management.
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
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Two Harbors Investment Corp. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of comprehensive (loss) income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 17, 2026 expressed an unqualified opinion thereon.
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

Valuation of Mortgage Servicing Rights
Description of the Matter
At December 31, 2025, the Company held $2.4 billion of mortgage servicing rights (MSR) which are reported at fair value. As more fully described in Note 12 to the consolidated financial statements, the Company determines the fair value of its MSR portfolio using a discounted cash flow model, which incorporates both observable and unobservable market data inputs. Significant unobservable inputs include prepayment speeds, option-adjusted spread, and cost to service.
Auditing the Company’s valuation of the MSR portfolio was especially challenging because the valuation involved significant judgment with respect to the significant unobservable inputs used in the valuation of this portfolio. Selecting and applying audit procedures to address the estimation uncertainty involves auditor subjectivity and industry-specific knowledge of MSR, including the current market conditions considered by a market participant.

How We Addressed the Matter in Our Audit
We obtained an understanding of the MSR fair value measurement process and evaluated the design and tested the operating effectiveness of internal controls addressing the valuation of the MSR portfolio. This included testing controls covering both (1) management’s governance over the functionality of the discounted cash flow model utilized to estimate fair value and (2) management’s review of the reasonableness of the significant unobservable inputs used in the discounted cash flow model, including prepayment speeds, option-adjusted spread, and cost to service, through comparisons to available market data. Additionally, we tested controls over management’s review of Company-determined fair value relative to fair value ranges that management obtained from third-party pricing vendors in order to evaluate the reasonableness of the fair values developed by the Company. We also tested management’s controls over the completeness and accuracy of the significant inputs used in the valuation process, as well as their evaluation of the competence and objectivity of those third-party pricing vendors.

To test the fair value of the Company’s MSR portfolio, our audit procedures included, among others, involving our internal valuation specialists to evaluate the reasonableness of the significant unobservable inputs, identify potential sources of contrary information, and independently develop a fair value range for the MSR based on consideration of available market information, comparing management’s estimates to our range. We also tested the completeness and accuracy of the significant inputs used in the fair value measurement process and evaluated the competence and objectivity of management’s third-party pricing vendors.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2009.
Minneapolis, Minnesota
February 17, 2026

TWO HARBORS INVESTMENT CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2025	December 31, 2024
ASSETS
Available-for-sale securities, at fair value (amortized cost $6,516,016 and $7,697,027, respectively; allowance for credit losses $1,609 and $2,866, respectively)	$6,514,471	$7,371,711
Mortgage servicing rights, at fair value	2,421,910	2,994,271
Mortgage loans held-for-sale, at fair value	13,630	2,334
Cash and cash equivalents	842,319	504,613
Restricted cash	219,633	313,028
Accrued interest receivable	29,229	33,331
Due from counterparties	379,259	386,464
Derivative assets, at fair value	87,549	10,114
Reverse repurchase agreements	157,120	355,975
Other assets	194,097	232,478
Total Assets (1)	$10,859,217	$12,204,319
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Repurchase agreements	$7,255,540	$7,805,057
Revolving credit facilities	919,371	1,020,171
Warehouse lines of credit	9,406	2,032
Senior notes	111,055	—
Convertible senior notes	261,810	260,229
Derivative liabilities, at fair value	4,254	24,897
Due to counterparties	215,814	648,643
Dividends payable	48,932	58,725
Accrued interest payable	81,914	85,994
Other liabilities	163,194	176,062
Total Liabilities (1)	9,071,290	10,081,810
Commitments and contingencies (see Note 14)
Stockholders’ Equity:
Preferred stock, par value $0.01 per share; 100,000,000 shares authorized and 24,870,817 shares issued and outstanding ($621,770 liquidation preference)	601,467	601,467
Common stock, par value $0.01 per share; 175,000,000 shares authorized and 104,806,311 and 103,680,321 shares issued and outstanding, respectively	1,048	1,037
Additional paid-in capital	5,948,478	5,936,609
Accumulated other comprehensive loss	(87)	(320,524)
Cumulative earnings	1,194,485	1,648,785
Cumulative distributions to stockholders	(5,957,464)	(5,744,865)
Total Stockholders’ Equity	1,787,927	2,122,509
Total Liabilities and Stockholders’ Equity	$10,859,217	$12,204,319
____________________
(1)The consolidated balance sheets include assets and liabilities of consolidated variable interest entities (“VIEs”). At December 31, 2025 and December 31, 2024, assets of the VIEs totaled $155,807 and $163,317, and liabilities of the VIEs totaled $127,174 and $134,931, respectively. See Note 4 - Variable Interest Entities for additional information.
The accompanying notes are an integral part of these consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands, except per share amounts)

	Year Ended
	December 31,
	2025	2024	2023
Net interest income (expense):
Interest income	$411,998	$450,152	$480,364
Interest expense	490,943	607,806	643,225
Net interest expense	(78,945)	(157,654)	(162,861)
Net servicing income:
Servicing income	626,723	681,648	685,777
Servicing costs	12,728	20,069	95,488
Net servicing income	613,995	661,579	590,289
Other (loss) income:
Loss on investment securities	(96,178)	(40,038)	(69,970)
Loss on servicing asset	(242,232)	(62,674)	(111,620)
(Loss) gain on derivative instruments	(91,484)	106,854	(219,156)
Gain on mortgage loans held-for-sale	4,705	1,482	—
Other income	5,199	1,199	5,103
Total other (loss) income	(419,990)	6,823	(395,643)
Expenses:
Compensation and benefits	95,326	89,753	52,865
Other operating expenses	90,162	76,241	62,313
Litigation settlement expense	375,000	—	—
Total expenses	560,488	165,994	115,178
(Loss) income before income taxes	(445,428)	344,754	(83,393)
Provision for income taxes	8,872	46,586	22,978
Net (loss) income	(454,300)	298,168	(106,371)
Dividends on preferred stock	(52,791)	(47,136)	(48,607)
Gain on repurchase and retirement of preferred stock	—	644	2,973
Net (loss) income attributable to common stockholders	$(507,091)	$251,676	$(152,005)
Basic (loss) earnings per weighted average common share	$(4.88)	$2.41	$(1.60)
Diluted (loss) earnings per weighted average common share	$(4.88)	$2.37	$(1.60)
Comprehensive (loss) income:
Net (loss) income	$(454,300)	$298,168	$(106,371)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	320,437	(144,095)	102,282
Other comprehensive income (loss)	320,437	(144,095)	102,282
Comprehensive (loss) income	(133,863)	154,073	(4,089)
Dividends on preferred stock	(52,791)	(47,136)	(48,607)
Gain on repurchase and retirement of preferred stock	—	644	2,973
Comprehensive (loss) income attributable to common stockholders	$(186,654)	$107,581	$(49,723)
The accompanying notes are an integral part of these consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Preferred Stock	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Cumulative Earnings	Cumulative Distributions to Stockholders	Total Stockholders’ Equity
Balance, December 31, 2022	$630,999	$864	$5,645,998	$(278,711)	$1,453,371	$(5,268,996)	$2,183,525
Net loss	—	—	—	—	(106,371)	—	(106,371)
Other comprehensive loss before reclassifications	—	—	—	(38,584)	—	—	(38,584)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	140,866	—	—	140,866
Other comprehensive income	—	—	—	102,282	—	—	102,282
Repurchase and retirement of preferred stock	(17,786)	—	—	—	2,973	—	(14,813)
Issuance of common stock, net of offering costs	—	172	275,502	—	—	—	275,674
Repurchase of common stock	—	(6)	(7,050)	—	—	—	(7,056)
Preferred dividends declared	—	—	—	—	—	(48,607)	(48,607)
Common dividends declared	—	—	—	—	—	(192,220)	(192,220)
Non-cash equity award compensation	—	2	10,974	—	—	—	10,976
Balance, December 31, 2023	$613,213	$1,032	$5,925,424	$(176,429)	$1,349,973	$(5,509,823)	$2,203,390
Net income	—	—	—	—	298,168	—	298,168
Other comprehensive loss before reclassifications	—	—	—	(150,672)	—	—	(150,672)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	6,577	—	—	6,577
Other comprehensive loss	—	—	—	(144,095)	—	—	(144,095)
Repurchase and retirement of preferred stock	(11,746)	—	—	—	644	—	(11,102)
Issuance of common stock, net of offering costs	—	1	243	—	—	—	244
Preferred dividends declared	—	—	—	—	—	(47,136)	(47,136)
Common dividends declared	—	—	—	—	—	(187,906)	(187,906)
Non-cash equity award compensation	—	4	10,942	—	—	—	10,946
Balance, December 31, 2024	$601,467	$1,037	$5,936,609	$(320,524)	$1,648,785	$(5,744,865)	$2,122,509
Net loss	—	—	—	—	(454,300)	—	(454,300)
Other comprehensive income before reclassifications	—	—	—	234,130	—	—	234,130
Amounts reclassified from accumulated other comprehensive loss	—	—	—	86,307	—	—	86,307
Other comprehensive income	—	—	—	320,437	—	—	320,437
Issuance of common stock, net of offering costs	—	1	278	—	—	—	279
Preferred dividends declared	—	—	—	—	—	(52,791)	(52,791)
Common dividends declared	—	—	—	—	—	(159,808)	(159,808)
Non-cash equity award compensation	—	12	13,339	—	—	—	13,351
Equity awards withheld for taxes	—	(2)	(1,748)	—	—	—	(1,750)
Balance, December 31, 2025	$601,467	$1,048	$5,948,478	$(87)	$1,194,485	$(5,957,464)	$1,787,927
The accompanying notes are an integral part of these consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended
	December 31,
	2025	2024	2023
Cash Flows From Operating Activities:
Net (loss) income	$(454,300)	$298,168	$(106,371)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Amortization of premiums and discounts on investment securities, net	18,260	15,773	25,406
Amortization of deferred debt issuance costs on term notes payable and convertible senior notes	2,048	2,053	2,589
(Reversal of) provision for credit losses on investment securities	(121)	259	(545)
Realized and unrealized losses on investment securities	96,299	39,779	70,515
Loss on servicing asset	242,232	62,674	111,620
Realized and unrealized losses (gains) on derivative instruments	162,316	(147,407)	176,998
Gains on mortgage loans held-for-sale	(5,135)	(1,493)	—
Gain on repurchase of term notes payable and convertible senior notes	—	(226)	(5,104)
Equity based compensation	13,351	10,946	10,976
Originations and purchases of mortgage loans held-for-sale	(221,099)	(64,416)	(80)
Proceeds from sales of mortgage loans held-for-sale	211,329	62,869	—
Proceeds from repayment of mortgage loans held-for-sale	1,375	145	31
Net change in assets and liabilities:
Decrease in accrued interest receivable	4,102	2,008	679
(Increase) decrease in deferred income taxes, net	(8,286)	33,798	14,504
(Decrease) increase in accrued interest payable	(4,080)	(55,779)	47,739
Change in other operating assets and liabilities, net	30,626	(58,147)	(5,448)
Net cash provided by operating activities	88,917	201,004	343,509
Cash Flows From Investing Activities:
Purchases of available-for-sale securities	(9,343,554)	(2,135,001)	(3,877,805)
Proceeds from sales of available-for-sale securities	9,643,404	2,183,330	2,673,827
Principal payments on available-for-sale securities	763,389	707,203	662,469
Purchases of mortgage servicing rights, net of purchase price adjustments	(103,986)	(114,124)	(312,637)
Proceeds from sales of mortgage servicing rights	439,077	109,778	133,938
Net (payments) proceeds on derivative instruments	(259,949)	226,285	(248,393)
Payments for reverse repurchase agreements	(3,114,484)	(3,649,355)	(2,487,516)
Proceeds from reverse repurchase agreements	3,313,339	3,577,471	3,270,360
Acquisition of RoundPoint Mortgage Servicing LLC, net of cash acquired	—	(20,976)	26,798
(Decrease) increase in due to counterparties, net	(425,624)	10,668	(36,824)
Net cash provided by (used in) investing activities	$911,612	$895,279	$(195,783)
The accompanying notes are an integral part of these consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
(in thousands)

	Year Ended
	December 31,
	2025	2024	2023
Cash Flows From Financing Activities:
Proceeds from repurchase agreements	$39,781,796	$46,460,195	$37,045,726
Principal payments on repurchase agreements	(40,331,313)	(46,675,345)	(37,628,530)
Proceeds from revolving credit facilities	373,000	129,500	404,000
Principal payments on revolving credit facilities	(473,800)	(438,500)	(193,660)
Proceeds from warehouse lines of credit	174,825	49,705	—
Principal payments on warehouse lines of credit	(167,451)	(47,673)	—
Repayment of term notes payable	—	(295,776)	(100,970)
Proceeds from issuance of senior notes	110,588	—	—
Repurchase of convertible senior notes	—	(9,675)	(13,169)
Repurchase and retirement of preferred stock	—	(11,102)	(14,813)
Proceeds from issuance of common stock, net of offering costs	279	244	275,674
Repurchase of common stock	—	—	(7,056)
Payment of tax withholdings on equity awards	(1,750)	—	—
Dividends paid on preferred stock	(51,532)	(47,364)	(48,960)
Dividends paid on common stock	(170,860)	(187,684)	(197,640)
Net cash used in financing activities	(756,218)	(1,073,475)	(479,398)
Net increase (decrease) in cash, cash equivalents and restricted cash	244,311	22,808	(331,672)
Cash, cash equivalents and restricted cash at beginning of period	817,641	794,833	1,126,505
Cash, cash equivalents and restricted cash at end of period	$1,061,952	$817,641	$794,833
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$487,747	$618,659	$565,834
Cash paid for taxes, net	$24,617	$9,255	$7,380
Noncash Activities:
Dividends declared but not paid at end of period	$48,932	$58,725	$58,731
The accompanying notes are an integral part of these consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Operations
Two Harbors Investment Corp. is a Maryland corporation founded in 2009 that, through its wholly owned subsidiaries (collectively, the Company), invests in, finances and manages mortgage servicing rights (“MSR”) and Agency residential mortgage-backed securities (“Agency RMBS”), and, through its operational platform, RoundPoint Mortgage Servicing LLC (“RoundPoint”), is one of the largest servicers of conventional loans in the country. Agency refers to a U.S. government sponsored enterprise (“GSE”), such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”), or a U.S. government agency such as the Government National Mortgage Association (“Ginnie Mae”). The Company is structured as an internally-managed real estate investment trust (“REIT”), and its common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “TWO.”
The Company seeks to leverage its core competencies of understanding and managing interest rate and prepayment risk to invest in its portfolio of MSR and Agency RMBS, with the objective of delivering more stable performance, relative to RMBS portfolios without MSR, across changing market environments. The Company is acutely focused on creating sustainable stockholder value over the long term.
The Company has elected to be treated as a REIT as defined under the Internal Revenue Code of 1986, as amended (the “Code”) for U.S. federal income tax purposes. As long as the Company continues to comply with a number of requirements under federal tax law and maintains its qualification as a REIT, the Company generally will not be subject to U.S. federal income taxes to the extent that the Company distributes its taxable income to its stockholders on an annual basis and does not engage in prohibited transactions. However, certain activities that the Company may perform may cause it to earn income which will not be qualifying income for REIT purposes. The Company has designated certain of its subsidiaries as taxable REIT subsidiaries (“TRSs”), as defined in the Code, to engage in such activities.
On December 17, 2025, the Company and UWM Holdings Corporation (“UWM”) announced that they entered into a definitive agreement for UWM to acquire all of the outstanding shares of the Company’s common stock in an all-stock transaction (the “Merger”). In connection with the proposed Merger, Company common stockholders will exchange each share of Company common stock for 2.3328 shares of newly issued UWM Class A common stock and cash payable in lieu of fractional shares. In addition, Company preferred stockholders will exchange each share of 8.125% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, 7.625% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock and 7.25% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock for one share of newly issued UWM Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock, respectively. The Merger is expected to close in the second quarter of 2026, subject to approval of the Company’s common stockholders and the satisfaction of other closing conditions, including customary regulatory approvals.

Note 2. Basis of Presentation and Significant Accounting Policies
Consolidation and Basis of Presentation
The accompanying consolidated financial statements include the accounts of all subsidiaries; inter-company accounts and transactions have been eliminated. All trust entities in which the Company holds investments that are considered VIEs for financial reporting purposes were reviewed for consolidation under the applicable consolidation guidance. Whenever the Company has both the power to direct the activities of a trust that most significantly impact the entities’ performance, and the obligation to absorb losses or the right to receive benefits of the entities that could be significant, the Company consolidates the trust. The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles (“U.S. GAAP”). Certain prior period amounts have been reclassified to conform to the current period presentation.
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

TWO HARBORS INVESTMENT CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Significant Accounting Policies
Business Combinations
Under Accounting Standards Codification (ASC) 805, Business Combinations (“ASC 805”), an acquisition is considered a business combination when the assets acquired and liabilities assumed constitute a business. The acquisition method prescribed in ASC 805 requires, among other things, that the assets acquired and liabilities assumed be recognized at fair value as of the acquisition date. In a business combination, the initial allocation of the purchase price is considered preliminary and therefore subject to change until the end of the measurement period (up to one year from the acquisition date). Goodwill is calculated as the excess of the consideration transferred over the net assets acquired that meet the criteria for separate recognition and represents the estimated future economic benefits arising from these and other assets acquired that could not be individually identified or do not qualify for recognition as a separate asset. Goodwill is included within the other assets line item on the Company’s consolidated balance sheets. Acquisition-related costs are expensed as incurred and included within the other operating expenses line item in the Company’s consolidated statements of comprehensive (loss) income. The results of operations of acquired businesses are included from the date of acquisition.
Goodwill and Intangible Assets
On an annual basis, the Company qualitatively assesses its goodwill assigned to each of its reporting units during the fourth quarter of each year. This qualitative assessment evaluates various events and circumstances, such as macro-economic conditions, industry and market conditions, cost factors, relevant events and financial trends, that may impact a reporting unit’s fair value. Using this qualitative assessment, the Company determines whether it is more-likely-than-not that the reporting unit’s fair value exceeds its carrying value. If it is determined that it is not more-likely-than-not that the reporting unit’s fair value exceeds the carrying value, or upon consideration of other factors, including recent acquisition, restructuring or divestiture activity, the Company performs a quantitative, “step one” goodwill impairment analysis. In addition, the Company may test goodwill in between annual test dates if an event occurs or circumstances change that could more-likely-than-not reduce the fair value of a reporting unit below its carrying value. The Company did not recognize any goodwill impairment during the year ended December 31, 2025.
As a result of the acquisition of RoundPoint effective September 30, 2023, the Company identified intangible assets in the form of state licenses, GSE approvals and trade names. Intangible assets are included within the other assets line item on the Company’s consolidated balance sheets. The Company recorded the intangible assets at fair value at the acquisition date and amortized the value of finite-lived intangibles into expense over the expected useful life. Amortization of acquired intangible assets is included within the other operating expenses line item in the Company’s consolidated statements of comprehensive (loss) income. If impairment events occur, they could accelerate the timing of acquired intangible asset charges. Licenses and approvals acquired are deemed to have an indefinite useful life and are evaluated for impairment annually during the fourth quarter and in interim periods if indicators of impairment exist. The Company did not recognize any impairment on its intangible assets during the year ended December 31, 2025.
Variable Interest Entities
The Company enters into transactions with subsidiary trust entities that are established for limited purposes. One of the Company’s subsidiary trust entities, MSR Issuer Trust, was formed for the purpose of financing MSR through securitization, pursuant to which, through two of the Company’s wholly owned subsidiaries, MSR is pledged to MSR Issuer Trust and in return, MSR Issuer Trust may issue term notes to qualified institutional buyers and variable funding notes (“VFNs”) to one of the subsidiaries, in each case secured on a pari passu basis.
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
Available-for-Sale Securities, at Fair Value
The Company invests primarily in mortgage pass-through certificates, collateralized mortgage obligations and other RMBS representing interests in or obligations backed by pools of mortgage loans issued by a Fannie Mae, Freddie Mac or Ginnie Mae. The Company also holds securities that are not issued by a GSE or U.S government agency (“non-Agency securities”) and, from time to time, other Agency securities and U.S. Treasuries.

TWO HARBORS INVESTMENT CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The Company classifies its Agency and non-Agency investment securities, excluding inverse interest-only Agency securities which are classified as derivatives for purposes of U.S. GAAP, as available-for-sale (“AFS”), investments. Although the Company generally intends to hold most of its investment securities until maturity, it may, from time to time, sell any of its investment securities as part of its overall management of its portfolio. Accordingly, the Company classifies all of its securities as AFS, including its interest-only strips, which represent the Company’s right to receive a specified portion of the contractual interest flows of specific Agency or non-Agency securities. All assets classified as AFS, excluding certain AFS securities for which the Company has elected the fair value option, are reported at estimated fair value with unrealized gains and losses included in accumulated other comprehensive loss.
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

TWO HARBORS INVESTMENT CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For AFS securities where the fair value option has not been elected, the Company evaluates for impairment at least quarterly, and more frequently when economic or market conditions warrant such evaluation. When the fair value of an AFS security is less than its amortized cost, the security is considered impaired. For securities that are impaired, the Company determines if it (i) has the intent to sell the security, (ii) is more-likely-than-not that it will be required to sell the security before recovery of its amortized cost basis, or (iii) does not expect to recover the entire amortized cost basis of the security. If the Company determines that it is more-likely-than-not that it will incur a realized loss on the security when it is sold, the difference between the amortized cost and the fair value is recognized in the consolidated statements of comprehensive (loss) income as a component of loss on investment securities.
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
Mortgage Servicing Rights, at Fair Value
One of the Company’s wholly owned subsidiaries, TH MSR Holdings LLC, has approvals from Fannie Mae and Freddie Mac to own and manage MSR, which represent the right to control the servicing of residential mortgage loans. TH MSR Holdings acquires MSR from third-party originators through flow and bulk purchases, as well as through the recapture of MSR on loans in its MSR portfolio that refinance. Beginning in 2024, TH MSR Holdings also acquires MSR on loans originated by its subsidiary, RoundPoint, through purchases and recapture of MSR. TH MSR Holdings does not directly service mortgage loans; instead, it engages RoundPoint to handle substantially all servicing functions for the mortgage loans underlying the Company’s MSR. As an owner and manager of MSR, the Company may be obligated to fund advances of principal and interest payments due to third-party owners of the loans, but not yet received from the individual borrowers. These advances are reported as servicing advances within the other assets line item on the consolidated balance sheets.
MSR are reported at fair value on the consolidated balance sheets. Although MSR transactions are observable in the marketplace, the valuation includes unobservable market data inputs (prepayment speeds; option-adjusted spread (“OAS”), which represents the incremental spread added to the risk-free rate to reflect the effects of any embedded options and other risk inherent in MSR; and cost to service). Changes in the fair value of MSR are included within the loss on servicing asset line item on the Company’s consolidated statements of comprehensive (loss) income. Servicing fee, ancillary and other fee income, as well as float income from custodial accounts associated with the Company’s servicing portfolio, are included within the servicing income line item on the Company’s consolidated statements of comprehensive (loss) income. As previously discussed, RoundPoint handles substantially all servicing functions for the mortgage loans underlying the Company’s MSR. For the remaining portion of the Company’s serviced mortgage assets, the Company contracts with appropriately licensed third-party subservicers to handle the servicing functions in the name of the subservicer. All third-party subservicing costs and other servicing expenses directly related to the Company’s MSR portfolio are included within the servicing costs line item on the Company’s consolidated statements of comprehensive (loss) income. All servicing-related general and administrative expenses incurred by RoundPoint are included within the compensation and benefits and other operating expenses line items on our consolidated statements of comprehensive (loss) income.

TWO HARBORS INVESTMENT CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Mortgage Loans Held-for-Sale, at Fair Value
The Company originates residential mortgage loans with the intention of selling such loans on a servicing-retained basis in the secondary market. As these loans are originated with intent to sell, the loans are classified as held-for-sale, and the Company has elected to measure these loans held-for-sale at fair value. The Company estimates fair value of mortgage loans held-for-sale using a market approach by utilizing either: (i) the fair value of securities backed by similar mortgage loans, adjusted for certain factors to approximate the fair value of a whole mortgage loan, including the value attributable to mortgage servicing and credit risk; (ii) current commitments to purchase loans; or (iii) recent observable market trades for similar loans, adjusted for credit risk and other individual loan characteristics. In connection with the Company’s election to measure originated mortgage loans held-for-sale at fair value, the Company records the loan origination fees when earned, net of direct loan originations costs associated with these loans. Loan origination fees and underwriting fees are recorded within the other income line item in the consolidated statements of comprehensive (loss) income. Gains or losses recognized upon sale of loans and fair value adjustments are recorded within gain on mortgage loans held-for-sale in the consolidated statements of comprehensive (loss) income.
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
Due from/to Counterparties, net
Due from counterparties includes cash held by counterparties for payment of principal and interest as well as cash held by counterparties for securities and derivatives trading activity, servicing activities and collateral for the Company’s borrowings but represents excess capacity and deemed unrestricted and a receivable from the counterparty as of the balance sheet date. Due from counterparties also includes cash receivable from counterparties for sales of MSR pending final transfer and settlement. Due to counterparties represents a payable to counterparties as of the balance sheet date, and includes cash payable by the Company upon settlement of trade positions, cash deposited to and held by the Company for securities and derivatives trading activity, servicing activities and collateral for the Company’s borrowings, as well as amounts due on a margin financing arrangement with its futures commission merchant. Due to counterparties also includes purchase price holdbacks on MSR acquisitions for early prepayment or default provisions, collateral exceptions and other contractual terms.
Derivative Financial Instruments, at Fair Value
In accordance with ASC 815, Derivatives and Hedging (“ASC 815”), all derivative financial instruments, whether designated for hedging relationships or not, are recorded on the consolidated balance sheets as assets or liabilities and carried at fair value.

TWO HARBORS INVESTMENT CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The Company enters into interest rate derivative contracts for a variety of reasons, including minimizing fluctuations in earnings or market values on certain assets or liabilities, including the Company’s loan origination pipeline, that may be caused by changes in interest rates. The pipeline refers to loan applications that have been initiated and offered to borrowers, which remain in the pipeline from the time they are locked until they fall out or are sold into the secondary mortgage market and consists of interest rate lock commitments (“IRLCs”) and mortgage loans held-for-sale at fair value. The Company may, at times, enter into various forward contracts including short securities, Agency to-be-announced securities (“TBAs”), options, futures, swaps, caps, credit default swaps, total return swaps and forward mortgage loan sale commitments.
At the inception of a derivative contract, the Company determines whether the instrument will be part of a qualifying hedge accounting relationship or whether the Company will account for the contract as a trading instrument. Due to the volatility of the interest rate and credit markets and difficulty in effectively matching pricing or cash flows, the Company has elected to treat all derivative contracts as trading instruments. Changes in fair value as well as the accrual and settlement of interest associated with derivatives accounted for as trading instruments are reported in the consolidated statements of comprehensive (loss) income as (loss) gain on derivative instruments or gain on mortgage loans held-for-sale, depending on the type of derivative instrument.
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
Repurchase Agreements
The Company may finance certain of its investment securities, MSR and mortgage loans held-for-sale through the use of repurchase agreements. These repurchase agreements are generally short-term debt, which expire within one year. At times, certain of the Company’s repurchase agreements may have contractual terms of greater than one year, and, thus, would be considered long-term debt. Borrowings under repurchase agreements generally bear interest rates based on an index plus a spread and are generally uncommitted. The repurchase agreements are treated as collateralized financing transactions and are carried at their contractual amounts, as specified in the respective agreements.
Revolving Credit Facilities
To finance MSR assets and related servicing advance obligations, the Company enters into revolving credit facilities collateralized by the value of the MSR and/or servicing advances pledged. Borrowings under these revolving credit facilities that expire within one year are considered short-term debt. As of December 31, 2025, the Company’s revolving credit facilities that had contractual terms of greater than one year were considered long-term debt. The Company’s revolving credit facilities generally bear interest rates based on an index plus a spread. Borrowings under revolving credit facilities are treated as collateralized financing transactions and are carried at contractual amounts, as specified in the respective agreements.

TWO HARBORS INVESTMENT CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Warehouse Lines of Credit
To finance origination activities, the Company enters into warehouse lines of credit collateralized by the value of the mortgage loans pledged for a period of up to 90 days per loan. Borrowings under these warehouse lines of credit are considered short-term debt. The Company’s warehouse lines of credit generally bear interest rates based on an index plus a spread. Borrowings under warehouse facilities are treated as collateralized financing transactions and are carried at contractual amounts, as specified in the respective agreements.
Senior Notes
Senior notes include unsecured debt that are carried at their unpaid principal balance, net of any unamortized deferred issuance costs, on the Company’s consolidated balance sheet. Interest on the notes is payable quarterly until such time the notes mature or are redeemed in accordance with their terms.
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
Deferred Tax Assets and Liabilities
Income recognition for U.S. GAAP and tax differ in certain respects. These differences often reflect differing accounting treatments for tax and U.S. GAAP, such as accounting for discount and premium amortization, credit losses, asset impairments, recognition of certain operating expenses and certain valuation estimates. Some of these differences are temporary in nature and create timing mismatches between when taxable income is earned and the tax is paid versus when the earnings (losses) for U.S. GAAP purposes (“GAAP net (loss) income”) are recognized and the tax provision is recorded. Some of these differences are permanent since certain income (or expense) may be recorded for tax purposes but not for U.S. GAAP purposes (or vice versa). One such significant permanent difference is the Company’s ability as a REIT to deduct dividends paid to stockholders as an expense for tax purposes, but not for U.S. GAAP purposes.
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
Income Taxes
The Company has elected to be taxed as a REIT under the Code and the corresponding provisions of state law. To qualify as a REIT, the Company must distribute at least 90% of its annual REIT taxable income to stockholders (not including taxable income retained in its taxable subsidiaries) within the time frame set forth in the Code and the Company must also meet certain other requirements. In addition, because certain activities, if performed by the Company, may cause the Company to earn income which is not qualifying for the REIT gross income tests, the Company has formed TRSs, as defined in the Code, to engage in such activities. These TRSs’ activities are subject to income taxes as well as any REIT taxable income not distributed to stockholders.
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
Equity Incentive Plan
The Company’s 2021 Equity Incentive Plan (the “Equity Incentive Plan”) provides incentive compensation to attract and retain qualified directors, officers, personnel and other parties who may provide significant services to the Company. The Equity Incentive Plan is administered by the compensation committee of the Company’s board of directors. The Equity Incentive Plan permits the grants of restricted common stock, restricted stock units (“RSUs”), performance-based awards (including performance share units (“PSUs”)), phantom shares, dividend equivalent rights and other equity-based awards. See Note 16 - Equity Incentive Plans for further details regarding the Equity Incentive Plan.
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

TWO HARBORS INVESTMENT CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Recently Issued and/or Adopted Accounting Standards
Hedge Accounting Improvements
In November 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2025-09, which more closely aligns hedge accounting with the economics of an entity’s risk management activities by addressing five key hedging issues. The ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2026, with early adoption permitted. The guidance should be applied prospectively. The Company has determined this ASU will not have an impact on the Company’s financial condition, results of operations or financial statement disclosures.
Accounting for Certain Purchased Loans
In November 2025, the FASB issued ASU No. 2025-08, which expands the population of acquired financial assets subject to the gross-up approach in ASC 326, Financial Instruments—Credit Losses, to include loans acquired without credit deterioration and deemed “seasoned,” as defined in the update. The ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2026, with early adoption permitted. The guidance should be applied prospectively. The Company has determined this ASU will not have an impact on the Company’s financial condition, results of operations or financial statement disclosures.
Targeted Improvements to the Accounting for Internal-Use Software
In September 2025, the FASB issued ASU No. 2025-06, which removes all references to prescriptive and sequential software development stages throughout ASC 350-40, Internal-Use Software. Under the guidance, an entity is required to start capitalizing software costs when both of the following occur: (i) management has authorized and committed to funding the software project and (ii) it is probable that the project will be completed and the software will be used to perform the function intended. The ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2027. Early adoption is permitted as of the beginning of the annual reporting period. The guidance may be applied using either a prospective transition approach, a modified transition approach or a retrospective transition approach. The Company has determined this ASU will not have a material impact on the Company’s financial condition, results of operations or financial statement disclosures.
Issuer’s Accounting for Induced Conversions of Convertible Debt Instruments
In November 2024, the FASB issued ASU No. 2024-04, which clarifies the requirements for determining whether certain early settlements of convertible debt instruments should be accounted for as an induced conversion or a debt extinguishment. The ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 31, 2025, with early adoption permitted for entities that have adopted ASU No. 2020-06. The Company has determined this ASU will not have an impact on the Company’s financial condition, results of operations or financial statement disclosures.
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
Improvements to Income Tax Disclosures
In December 2023, the FASB issued ASU No. 2023-09, which requires entities to provide additional information about federal, state and foreign income taxes and reconciling items in the rate reconciliation table, and to disclose further disaggregation of income taxes paid (net of refunds received) by federal (national), state and foreign taxes by jurisdiction. For public business entities, the ASU is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The guidance should be applied prospectively, but entities have the option to apply it retrospectively for each period presented. The Company has adopted this ASU, which did not have a material impact on the Company’s financial condition, results of operations or financial statement disclosures. See Note 18 - Income Taxes of these notes to the consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 3. Acquisition of RoundPoint Mortgage Servicing LLC
Effective September 30, 2023, the Company acquired RoundPoint from Freedom Mortgage Corporation (“Freedom”) after the completion of customary closing conditions and receiving the required regulatory and GSE approvals. Upon closing, all servicing and origination licenses and operational capabilities remained with RoundPoint, and RoundPoint became a wholly owned subsidiary of TH MSR Holdings. Management believes this acquisition adds value for stakeholders of the Company through cost savings achieved by bringing the servicing of its MSR portfolio in-house, greater control over the Company’s MSR portfolio and the associated cash flows, and the ability to participate more fully in the mortgage finance space as opportunities arise.
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

As a result of the RoundPoint acquisition, the Company identified intangible assets in the form of mortgage servicing and origination state licenses, insurance state licenses, GSE servicing approvals and trade names. The Company recorded the intangible assets at fair value at the acquisition date and amortizes the value of finite-lived intangibles into expense over the expected useful life. Trade names, with a total acquisition date fair value of $0.2 million, were amortized straight-line over a finite life of six months based on the Company’s determination of the time to change a trade name. The Company determined the licenses and approvals, with a total acquisition date fair value of $0.6 million, have indefinite useful lives and are periodically evaluated for impairment given there are no legal, regulatory, contractual, competitive or economic factors that would limit their useful lives.
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

TWO HARBORS INVESTMENT CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Acquisition-related costs are expensed in the period incurred and included within the other operating expenses line item in the Company’s consolidated statements of comprehensive (loss) income. During the year ended December 31, 2023, the Company recognized $1.3 million of acquisition-related costs.
As discussed above, the acquisition of RoundPoint closed effective September 30, 2023. Accordingly, RoundPoint’s consolidated balance sheet is included within the Company’s consolidated balance sheet as of December 31, 2023. Beginning October 1, 2023, RoundPoint’s results of operations have been consolidated with the Company’s in accordance with U.S. GAAP; inter-company accounts and transactions have been eliminated. The following table presents unaudited pro forma combined revenues and income before income taxes for the year ended December 31, 2023 prepared as if the RoundPoint acquisition had been consummated on January 1, 2022:

Year Ended
(in thousands)	December 31, 2023
Revenue (1)	$806,945
(Loss) income before income taxes	$(104,823)
____________________
(1)The Company’s revenue is defined as the sum of the interest income, servicing income and total other income line items on the consolidated statements of comprehensive (loss) income.

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
Additionally, in the third quarter of 2022, TH MSR Holdings agreed to engage RoundPoint as a subservicer prior to the closing date and began transferring loans to RoundPoint in the fourth quarter of 2022. As such, prior to the acquisition on September 30, 2023, the Company incurred servicing expenses related to RoundPoint’s subservicing of the Company’s MSR of $23.9 million during the year ended December 31, 2023. These subservicing expenses are included within the servicing costs line item on the Company’s consolidated statements of comprehensive (loss) income.

Note 4. Variable Interest Entities
The Company enters into transactions with subsidiary trust entities that are established for limited purposes. One of the Company’s subsidiary trust entities, MSR Issuer Trust, was formed for the purpose of financing MSR through securitization, pursuant to which, through two of the Company’s wholly owned subsidiaries, MSR is pledged to MSR Issuer Trust and in return, MSR Issuer Trust may issue term notes to qualified institutional buyers and VFNs to one of the subsidiaries, in each case secured on a pari passu basis. The Company has three repurchase facilities that are secured by the VFNs, which are collateralized by portions of the Company’s MSR portfolio. During the year ended December 31, 2024, all outstanding term notes previously issued by MSR Issuer Trust matured and were repaid.
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

TWO HARBORS INVESTMENT CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The following table presents a summary of the assets and liabilities of all consolidated trusts as reported on the consolidated balance sheets as of December 31, 2025 and December 31, 2024:

(in thousands)	December 31, 2025	December 31, 2024
Restricted cash	$55,674	$44,631
Other assets	100,133	118,686
Total Assets	$155,807	$163,317
Revolving credit facilities	$71,500	$90,300
Accrued interest payable	419	560
Other liabilities	55,255	44,071
Total Liabilities	$127,174	$134,931

Note 5. Available-for-Sale Securities, at Fair Value
The Company holds both Agency and non-Agency AFS investment securities which are carried at fair value on the consolidated balance sheets. The following table presents the Company’s AFS investment securities by collateral type as of December 31, 2025 and December 31, 2024:

(in thousands)	December 31, 2025	December 31, 2024
Agency:
Federal National Mortgage Association	$3,972,844	$4,764,502
Federal Home Loan Mortgage Corporation	2,362,636	2,505,390
Government National Mortgage Association	175,732	98,085
Non-Agency	3,259	3,734
Total available-for-sale securities	$6,514,471	$7,371,711

At December 31, 2025 and December 31, 2024, the Company pledged AFS securities with a carrying value of $6.5 billion and $7.1 billion, respectively, as collateral for repurchase agreements. See Note 13 - Financing.
At December 31, 2025 and December 31, 2024, the Company did not have any securities purchased from and financed with the same counterparty that did not meet the conditions of ASC 860, Transfers and Servicing, to be considered linked transactions and, therefore, classified as derivatives.
The Company is not required to consolidate VIEs for which it has concluded it is not the primary beneficiary (i.e., the Company does not have both the power to direct the activities of the VIEs that most significantly impact the entities’ performance, and the obligation to absorb losses or the right to receive benefits of the entities that could be significant). The Company’s investments in non-Agency securities are issued by entities that are deemed to be VIEs for which the Company has concluded it is not the primary beneficiary and, therefore, has not consolidated. The Company’s maximum exposure to loss from these unconsolidated VIEs is limited to the fair value of the Company’s investments in non-Agency securities issued by such VIEs. As of December 31, 2025 and December 31, 2024, the carrying value of all non-Agency securities issued by unconsolidated VIEs was $3.3 million and $3.7 million, respectively.

TWO HARBORS INVESTMENT CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The following tables present the amortized cost and carrying value of AFS securities by collateral type as of December 31, 2025 and December 31, 2024:

	December 31, 2025
(in thousands)	Principal/ Current Face	Un-amortized Premium	Accretable Purchase Discount	Amortized Cost	Allowance for Credit Losses	Unrealized Gain	Unrealized Loss	Carrying Value
Agency:
Principal and interest	$6,399,789	$118,427	$(24,900)	$6,493,316	$—	$44,091	$(43,117)	$6,494,290
Interest-only	315,438	18,892	—	18,892	(1,319)	422	(1,073)	16,922
Total Agency	6,715,227	137,319	(24,900)	6,512,208	(1,319)	44,513	(44,190)	6,511,212
Non-Agency	458,740	3,311	(13)	3,808	(290)	170	(429)	3,259
Total	$7,173,967	$140,630	$(24,913)	$6,516,016	$(1,609)	$44,683	$(44,619)	$6,514,471

	December 31, 2024
(in thousands)	Principal/ Current Face	Un-amortized Premium	Accretable Purchase Discount	Amortized Cost	Allowance for Credit Losses	Unrealized Gain	Unrealized Loss	Carrying Value
Agency:
Principal and interest	$7,600,374	$135,743	$(71,116)	$7,665,001	$—	$2,789	$(321,829)	$7,345,961
Interest-only	462,886	27,747	—	27,747	(2,386)	473	(3,818)	22,016
Total Agency	8,063,260	163,490	(71,116)	7,692,748	(2,386)	3,262	(325,647)	7,367,977
Non-Agency	503,924	3,724	(16)	4,279	(480)	244	(309)	3,734
Total	$8,567,184	$167,214	$(71,132)	$7,697,027	$(2,866)	$3,506	$(325,956)	$7,371,711

The following table presents the Company’s AFS securities according to their estimated weighted average life classifications as of December 31, 2025:

	December 31, 2025
(in thousands)	Agency	Non-Agency	Total
< 1 year	$141	$—	$141
≥ 1 and < 3 years	171,346	30	171,376
≥ 3 and < 5 years	2,374,900	45	2,374,945
≥ 5 and < 10 years	3,964,825	2,623	3,967,448
≥ 10 years	—	561	561
Total	$6,511,212	$3,259	$6,514,471

TWO HARBORS INVESTMENT CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Measurement of Allowances for Credit Losses on AFS Securities
The Company uses a discounted cash flow method to estimate and recognize an allowance for credit losses on both Agency and non-Agency AFS securities that are not accounted for under the fair value option. At December 31, 2025 and December 31, 2024, the allowance for credit losses on AFS securities was $1.6 million and $2.9 million, respectively.
The following tables present the components comprising the carrying value of AFS securities for which an allowance for credit losses has not been recorded by length of time that the securities had an unrealized loss position as of December 31, 2025 and December 31, 2024. At December 31, 2025 and December 31, 2024, the Company held 968 and 632 AFS securities, respectively; of the securities for which an allowance for credit losses has not been recorded, 70 and 159 were in an unrealized loss position for less than twelve consecutive months and 202 and 370 were in an unrealized loss position for more than twelve consecutive months, respectively.

	December 31, 2025
	Unrealized Loss Position for
	Less than 12 Months		12 Months or More		Total
(in thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Agency	$660,143	$(1,996)	$1,885,254	$(41,410)	$2,545,397	$(43,406)
Non-Agency	560	(88)	340	(99)	900	(187)
Total	$660,703	$(2,084)	$1,885,594	$(41,509)	$2,546,297	$(43,593)

	December 31, 2024
	Unrealized Loss Position for
	Less than 12 Months		12 Months or More		Total
(in thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Agency	$3,252,413	$(53,374)	$3,845,019	$(270,700)	$7,097,432	$(324,074)
Non-Agency	5	—	—	—	5	—
Total	$3,252,418	$(53,374)	$3,845,019	$(270,700)	$7,097,437	$(324,074)

Gross Realized Gains and Losses
Gains and losses from the sale of AFS securities are recorded as realized gains (losses) within loss on investment securities in the Company’s consolidated statements of comprehensive (loss) income. The following table presents details around sales of AFS securities during the years ended December 31, 2025, 2024 and 2023:

	Year Ended
	December 31,
(in thousands)	2025	2024	2023
Proceeds from sales of available-for-sale securities	$9,643,404	$2,183,330	$2,673,827
Amortized cost of available-for-sale securities sold	(9,741,773)	(2,222,634)	(2,792,703)
Total realized losses on sales, net	$(98,369)	$(39,304)	$(118,876)

Gross realized gains	$25,312	$2,426	$16,285
Gross realized losses	(123,681)	(41,730)	(135,161)
Total realized losses on sales, net	$(98,369)	$(39,304)	$(118,876)

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
The following table summarizes activity related to the Company’s MSR portfolio for the years ended December 31, 2025, 2024 and 2023:

	Year Ended
	December 31,
(in thousands)	2025	2024	2023
Balance at beginning of period	$2,994,271	$3,052,016	$2,984,937
Additions from purchases of mortgage servicing rights	103,828	114,040	312,637
Additions from sales of mortgage loans	1,939	667	—
Dispositions from sales of mortgage servicing rights (1)	(435,904)	(109,818)	(133,938)
Changes in fair value due to:
Changes in valuation inputs or assumptions used in the valuation model	(4,191)	168,972	116,043
Other changes in fair value (2)	(238,033)	(231,606)	(227,663)
Balance at end of period (3)	$2,421,910	$2,994,271	$3,052,016
____________________
(1)During the year ended December 31, 2023, excess MSR was transferred to Agency-sponsored trusts in exchange for stripped mortgage backed securities (“SMBS”). In each transaction, a portion of the SMBS was acquired by third parties and the Company acquired the remaining balance of those SMBS, which were briefly included within Agency AFS securities until their sale in the same year.
(2)Primarily represents changes due to the realization of cash flows.
(3)Based on the prior month-end’s principal balance of the loans underlying the Company’s MSR, increased for current month purchases.

At December 31, 2025 and December 31, 2024, the Company pledged MSR with a carrying value of $2.4 billion and $3.0 billion, respectively, as collateral for repurchase agreements and revolving credit facilities. See Note 13 - Financing.

TWO HARBORS INVESTMENT CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2025 and December 31, 2024, the key economic assumptions and sensitivity of the fair value of MSR to immediate 10% and 20% adverse changes in these assumptions were as follows:

(dollars in thousands, except per loan data)	December 31, 2025	December 31, 2024
Weighted average prepayment speed:	6.8%	6.3%
Impact on fair value of 10% adverse change	$(51,264)	$(61,975)
Impact on fair value of 20% adverse change	$(99,777)	$(120,142)
Weighted average delinquency:	0.9%	0.8%
Impact on fair value of 10% adverse change	$(1,078)	$(1,297)
Impact on fair value of 20% adverse change	$(2,170)	$(2,567)
Weighted average option-adjusted spread:	5.2%	5.1%
Impact on fair value of 10% adverse change	$(59,737)	$(70,293)
Impact on fair value of 20% adverse change	$(116,694)	$(137,449)
Weighted average per loan annual cost to service:	$65.03	$65.02
Impact on fair value of 10% adverse change	$(30,898)	$(36,191)
Impact on fair value of 20% adverse change	$(61,797)	$(72,381)

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
Mortgage Servicing Income and Costs
The Company primarily generates recurring revenue through contractual servicing fees and interest/float income on custodial deposits associated with the Company’s MSR portfolio. Additionally, the Company generates servicing revenue and other fee income including late payment, modification, and other ancillary fees associated with loans underlying MSR owned by third parties and subserviced by the Company. The following table presents the components of servicing income recorded on the Company’s consolidated statements of comprehensive (loss) income for the years ended December 31, 2025, 2024 and 2023:

	Year Ended
	December 31,
(in thousands)	2025	2024	2023
Servicing fee income	$487,347	$528,206	$555,221
Ancillary and other fee income	20,469	16,718	5,149
Float income	118,907	136,724	125,407
Total	$626,723	$681,648	$685,777

TWO HARBORS INVESTMENT CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As previously discussed, RoundPoint handles substantially all servicing functions for the mortgage loans underlying the Company’s MSR. For the remaining portion of the Company’s serviced mortgage assets, the Company contracts with appropriately licensed third-party subservicers to handle the servicing functions in the name of the subservicer. Similarly, prior to the acquisition of RoundPoint when the Company did not directly service mortgage loans, the Company contracted with appropriately licensed third-party subservicers to handle the servicing functions in the name of the subservicer. All third-party subservicing costs and other servicing expenses directly related to the Company’s MSR portfolio are included within the servicing costs line item on the Company’s consolidated statements of comprehensive (loss) income. All servicing-related general and administrative expenses incurred by RoundPoint are included within the compensation and benefits and other operating expenses line items on the Company’s consolidated statements of comprehensive (loss) income.
Mortgage Servicing Advances
As the servicer of record for the MSR assets, the Company may be required to advance principal and interest payments to security holders, and intermittent tax and insurance payments to local authorities and insurance companies on mortgage loans that are in forbearance, delinquency or default. The Company is responsible for funding these advances, potentially for an extended period of time, before receiving reimbursement from Fannie Mae and Freddie Mac. Servicing advances are priority cash flows in the event of a loan principal reduction or foreclosure and ultimate liquidation of the real estate-owned property, thus making their collection reasonably assured. These servicing advances, net of an allowance for uncollectible advances, totaled $103.5 million and $141.6 million and were included in other assets on the consolidated balance sheets as of December 31, 2025 and December 31, 2024, respectively. At both December 31, 2025 and December 31, 2024, mortgage loans in 60+ day delinquent status (whether or not subject to forbearance) accounted for approximately 0.9% of the aggregate principal balance of loans for which the Company had servicing advance funding obligations (loans underlying the Company’s MSR).
The Company has one revolving credit facility to finance its servicing advance obligations. At December 31, 2025 and December 31, 2024, the Company had pledged servicing advances with a gross carrying value of $100.1 million and $118.7 million, respectively, as collateral for this revolving credit facility. See Note 13 - Financing.
Serviced Mortgage Assets
The Company’s total serviced mortgage assets consist of mortgage loans underlying its MSR assets, off-balance sheet mortgage loans owned by third parties and subserviced by the Company, off-balance sheet mortgage loans owned by third parties for which the Company acts as servicing administrator (subserviced by appropriately licensed third-party subservicers), originated or purchased mortgage loans held-for-sale at period-end, and other assets. The following table presents the number of loans and unpaid principal balance of the mortgage assets for which the Company manages the servicing as of December 31, 2025 and December 31, 2024:

	December 31, 2025		December 31, 2024
(dollars in thousands)	Number of Loans	Unpaid Principal Balance	Number of Loans	Unpaid Principal Balance
Mortgage servicing rights	675,215	$162,450,487	803,091	$200,317,008
Subservicing	178,356	40,492,124	57,961	11,219,408
Servicing administrator	514	272,820	543	299,955
Mortgage loans held-for-sale	38	13,336	13	2,297
Other assets	—	—	1	50
Total serviced mortgage assets	854,123	$203,228,767	861,609	$211,838,718

TWO HARBORS INVESTMENT CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 7. Mortgage Loans Held-for-Sale, at Fair Value
The Company originates residential mortgage loans for the purpose of selling to the GSEs or other third-party investors in the secondary market on a servicing-retained basis, typically within 60 days of origination. The Company also holds a small amount of mortgage loans purchased from the collateral underlying its MSR. Mortgage loans held-for-sale are recorded at fair value as a result of a fair value option election. The following table presents the carrying value of Company’s mortgage loans held-for-sale as of December 31, 2025 and December 31, 2024:

(in thousands)	December 31, 2025	December 31, 2024
Unpaid principal balance	$13,336	$2,297
Mark-to-market adjustments	294	37
Total mortgage loans held-for-sale	$13,630	$2,334

The following table presents a reconciliation of the Company’s mortgage loans held-for-sale for the years ended December 31, 2025, 2024 and 2023:

	Year Ended
	December 31,
(in thousands)	2025	2024	2023
Balance at beginning of period	$2,334	$332	$283
Originations and purchases of mortgage loans	221,099	64,416	80
Sales and principal collections	(210,060)	(62,437)	(31)
Unrealized gains (losses) on mortgage loans	257	23	—
Balance at end of period	$13,630	$2,334	$332

The Company is subject to credit risk associated with its originated mortgage loans during the period of time prior to the sale of these loans. The Company considers credit risk associated with these loans to be minimal as it holds the loans for a short period of time and the market for these loans continues to be highly liquid.
The Company utilizes repurchase agreements and warehouse lines of credit to finance its mortgage loans held-for-sale. At December 31, 2025, the Company had pledged mortgage loans held-for-sale with a carrying value of $13.4 million as collateral for its repurchase agreements and warehouse line of credit. At December 31, 2024, the Company had pledged mortgage loans held-for-sale with a carrying value of $2.1 million as collateral for its warehouse line of credit. See Note 13 - Financing.

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

TWO HARBORS INVESTMENT CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the Company’s restricted cash balances as of December 31, 2025 and December 31, 2024:

(in thousands)	December 31, 2025	December 31, 2024
Restricted cash balances held by trading counterparties:
For securities trading activity	$350	$950
For derivatives trading activity	50,094	43,398
For servicing activities	60,398	49,900
As restricted collateral for borrowings	108,723	218,715
Total restricted cash balances held by trading counterparties	219,565	312,963
Restricted cash balance pursuant to letter of credit on office lease	68	65
Total	$219,633	$313,028

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the Company’s consolidated balance sheets as of December 31, 2025 and December 31, 2024 that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

(in thousands)	December 31, 2025	December 31, 2024
Cash and cash equivalents	$842,319	$504,613
Restricted cash	219,633	313,028
Total cash, cash equivalents and restricted cash	$1,061,952	$817,641

Note 9. Derivative Instruments and Hedging Activities
The Company enters into a variety of derivative and non-derivative instruments in connection with its risk management activities. The primary objective for executing these derivative and non-derivative instruments is to mitigate the Company’s economic exposure to future events that are outside its control, principally cash flow volatility associated with interest rate risk (including associated prepayment risk). Specifically, the Company enters into derivative and non-derivative instruments to economically hedge interest rate risk or “duration mismatch (or gap)” by adjusting the duration of its floating-rate borrowings into fixed-rate borrowings to more closely match the duration of its assets. This particularly applies to floating-rate borrowing agreements with maturities or interest rate resets of less than six months. Typically, the interest receivable terms (e.g., Overnight Index Swap Rate (“OIS”) or Secured Overnight Financing Rate (“SOFR”)) of certain derivatives match the terms of the underlying debt, resulting in an effective conversion of the rate of the related borrowing agreement from floating to fixed. The objective is to manage the cash flows associated with current and anticipated interest payments on borrowings, as well as the ability to roll or refinance borrowings at the desired amount by adjusting the duration.
To help manage the adverse impact of interest rate changes on the value of the Company’s portfolio, its cash flows, and its loan origination pipeline, the Company may, at times, enter into various forward contracts, including short securities, Agency TBAs, options, futures, swaps, caps, credit default swaps, total return swaps and forward mortgage loan sale commitments. In executing on the Company’s current risk management strategy, the Company has entered into TBAs, interest rate swap and swaption agreements, futures, options on futures, IRLCs, and forward mortgage loan sale commitments. The Company has also entered into a number of non-derivative instruments to manage interest rate risk, principally MSR and interest-only securities (see discussion below).
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
The following tables present the gross fair value and notional amounts of the Company’s derivative financial instruments treated as trading derivatives as of December 31, 2025 and December 31, 2024:

	December 31, 2025
	Derivative Assets		Derivative Liabilities
(in thousands)	Fair Value	Notional	Fair Value	Notional
Inverse interest-only securities	$68,303	$1,233,247	$—	$—
Interest rate swap agreements	—	—	—	12,579,986
TBAs	18,365	5,676,000	(4,254)	(1,469,285)
Futures, net	—	(4,357,800)	—	—
Interest rate lock commitments	881	49,571	—	—
Total	$87,549	$2,601,018	$(4,254)	$11,110,701

	December 31, 2024
	Derivative Assets		Derivative Liabilities
(in thousands)	Fair Value	Notional	Fair Value	Notional
Inverse interest-only securities	$9,058	$135,310	$—	$—
Interest rate swap agreements	—	16,594,467	—	—
TBAs	732	(34,000)	(24,883)	4,531,800
Futures, net	—	(3,973,400)	—	—
Interest rate lock commitments	151	15,727	(13)	2,613
Forward mortgage loan sale commitments	173	19,030	(1)	1,343
Total	$10,114	$12,757,134	$(24,897)	$4,535,756

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

TWO HARBORS INVESTMENT CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the location and amount of gains and losses on derivative instruments reported in the consolidated statements of comprehensive (loss) income:

Derivative Instruments	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		Year Ended
(in thousands)		December 31,
		2025	2024	2023
Interest rate risk management:
TBAs	(Loss) gain on derivative instruments	$118,447	$(144,416)	$(155,942)
Futures	(Loss) gain on derivative instruments	(58,478)	105,216	(8,973)
Options on futures	(Loss) gain on derivative instruments	(285)	(127)	(779)
Interest rate swaps - Payers	(Loss) gain on derivative instruments	(275,882)	301,781	(53,263)
Interest rate swaps - Receivers	(Loss) gain on derivative instruments	121,527	(153,941)	526
Swaptions	(Loss) gain on derivative instruments	—	31	(209)
TBAs (pipeline)	Gain on mortgage loans held-for-sale	(541)	—	—
Interest rate lock commitments	Gain on mortgage loans held-for-sale	743	137	—
Forward mortgage loan sale commitments	Gain on mortgage loans held-for-sale	(143)	160	—
Non-risk management:
Inverse interest-only securities	(Loss) gain on derivative instruments	3,187	(1,690)	(516)
Total		$(91,425)	$107,151	$(219,156)

For the years ended December 31, 2025, 2024 and 2023, the Company recognized income of $24.7 million, $58.5 million, and $21.4 million, respectively, for the accrual and/or settlement of the net interest spread associated with its interest rate swaps. The income results from receiving either a floating interest rate (OIS or SOFR) or a fixed interest rate and paying either a fixed interest rate or a floating interest rate (OIS or SOFR) on an average $17.1 billion, $14.1 billion and $8.0 billion notional, respectively.

TWO HARBORS INVESTMENT CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the average notional amount for the Company’s derivative instruments during the years ended December 31, 2025, 2024 and 2023:

	Year Ended
	December 31,
(in thousands)	2025	2024	2023
Inverse interest-only securities	$1,160,015	$149,602	$180,080
Interest rate swap agreements	17,125,785	14,147,884	7,974,494
Swaptions, net	—	(57,923)	(161,644)
TBAs, net	3,606,103	4,235,543	3,016,532
Futures, net	(3,970,411)	(5,501,400)	(9,085,474)
Interest rate lock commitments	38,238	25,879	—
Forward mortgage loan sale commitments	7,437	25,900	—
Total	$17,967,167	$13,025,485	$1,923,988

Cash flow activity related to derivative instruments is reflected within the operating activities and investing activities sections of the consolidated statements of cash flows. Realized gains and losses and derivative fair value adjustments are reflected within the realized and unrealized losses (gains) on derivative instruments and gains on mortgage loans held-for-sale line items within the operating activities section of the consolidated statements of cash flows. The remaining cash flow activity related to derivative instruments is reflected within the net (payments) proceeds on derivative instruments and (decrease) increase in due to counterparties, net line items within the investing activities section of the consolidated statements of cash flows.
Interest Rate Sensitive Assets/Liabilities
The Company’s Agency RMBS portfolio is generally subject to change in value when interest rates or prepayment speeds decrease or increase, depending on the type of investment. Periods of rising interest rates with corresponding decreasing prepayment speeds generally result in a decline in the value of the Company’s fixed-rate Agency principal and interest (P&I) RMBS. The impact of this effect on the Company’s fixed-rate Agency P&I RMBS portfolio is partially mitigated by the presence of fixed-rate interest-only Agency RMBS, which generally increase in value when prepayment speeds decrease and MSR, which generally increase in value when prepayment speeds decrease and interest rates increase. As of December 31, 2025 and December 31, 2024, the Company had $9.0 million and $16.5 million, respectively, of interest-only securities, and $2.4 billion and $3.0 billion, respectively, of MSR. Interest-only securities are included in AFS securities, at fair value, in the consolidated balance sheets.
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
The Company may hold both long and short notional TBA positions, which are disclosed on a gross basis according to the unrealized gain or loss position of each TBA contract regardless of long or short notional position. The following tables present the notional amount, cost basis, market value and carrying value (which approximates fair value) of the Company’s TBA positions as of December 31, 2025 and December 31, 2024:

	December 31, 2025
				Net Carrying Value (4)
(in thousands)	Notional Amount (1)	Cost Basis (2)	Market Value (3)	Derivative Assets	Derivative Liabilities
Purchase contracts	$5,676,000	$5,689,566	$5,707,931	$18,365	$—
Sale contracts	(1,469,285)	(1,504,101)	(1,508,355)	—	(4,254)
TBAs, net	$4,206,715	$4,185,465	$4,199,576	$18,365	$(4,254)

	December 31, 2024
				Net Carrying Value (4)
(in thousands)	Notional Amount (1)	Cost Basis (2)	Market Value (3)	Derivative Assets	Derivative Liabilities
Purchase contracts	$4,931,800	$4,898,394	$4,874,996	$—	$(23,398)
Sale contracts	(434,000)	(405,339)	(406,092)	732	(1,485)
TBAs, net	$4,497,800	$4,493,055	$4,468,904	$732	$(24,883)
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

TWO HARBORS INVESTMENT CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Futures. The Company may use a variety of types of futures independently, or in conjunction with other derivative and non-derivative instruments, in order to mitigate risks. The following table summarizes certain characteristics of the Company’s futures as of December 31, 2025 and December 31, 2024:

(dollars in thousands)	December 31, 2025			December 31, 2024
Type	Notional Amount	Carrying Value	Weighted Average Months to Expiration	Notional Amount	Carrying Value	Weighted Average Months to Expiration
U.S. Treasury futures - 2 year	$(1,448,000)	$—	2.96	$(2,027,800)	$—	2.96
U.S. Treasury futures - 5 year	(1,047,400)	—	2.96	(713,800)	—	2.96
U.S. Treasury futures - 10 year	(115,700)	—	2.60	(907,600)	—	2.60
U.S. Treasury futures - 20 year	283,300	—	2.60	318,300	—	2.60
Eris SOFR swap futures - 5 year	(1,200,000)	—	62.56	—	—	—
Eris SOFR swap futures - 10 year	(830,000)	—	122.63	(80,000)	—	122.63
SOFR futures - 3 month	—	—	—	(562,500)	—	5.52
Total futures	$(4,357,800)	$—	36.00	$(3,973,400)	$—	5.24

Interest Rate Swap Agreements. The Company may use interest rate swaps independently, or in conjunction with other derivative and non-derivative instruments, in order to mitigate risks. As of December 31, 2025 and December 31, 2024, the Company held the following interest rate swaps that were utilized as economic hedges of interest rate exposure (or duration) whereby the Company receives interest at a floating interest rate (OIS or SOFR):

(dollars in thousands)
December 31, 2025
Swaps Maturities	Notional Amount	Weighted Average Fixed Pay Rate	Weighted Average Receive Rate	Weighted Average Maturity (Years)
≤ 1 year	$1,968,891	4.087%	3.870%	0.01
> 1 and ≤ 3 years	2,956,609	3.412%	3.870%	1.91
> 3 and ≤ 5 years	1,761,388	3.589%	3.870%	3.92
> 5 and ≤ 7 years	1,112,834	3.680%	3.870%	6.07
> 7 and ≤ 10 years	441,571	3.877%	3.870%	9.01
> 10 years	670,404	3.855%	3.870%	14.27
Total	$8,911,697	3.686%	3.870%	3.69

(dollars in thousands)
December 31, 2024
Swaps Maturities	Notional Amount (1)	Weighted Average Fixed Pay Rate (2)	Weighted Average Receive Rate	Weighted Average Maturity (Years) (2)
≤ 1 year	$2,647,671	4.730%	4.490%	0.21
> 1 and ≤ 3 years	4,505,979	3.929%	4.490%	1.50
> 3 and ≤ 5 years	3,073,385	3.579%	4.490%	3.50
> 5 and ≤ 7 years	1,885,295	3.781%	4.490%	6.86
> 7 and ≤ 10 years	1,122,030	3.822%	4.490%	9.90
> 10 years	648,381	3.843%	4.490%	14.60
Total	$13,882,741	4.042%	4.490%	3.47
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

TWO HARBORS INVESTMENT CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Additionally, as of December 31, 2025 and December 31, 2024, the Company held the following interest rate swaps that were utilized as economic hedges of interest rate exposure (or duration) risk whereby the Company pays interest at a floating interest rate (OIS or SOFR):

(dollars in thousands)
December 31, 2025
Swaps Maturities	Notional Amount	Weighted Average Pay Rate	Weighted Average Fixed Receive Rate	Weighted Average Maturity (Years)
≤ 1 year	$—	—%	—%	0.00
> 1 and ≤ 3 years	—	—%	—%	0.00
> 3 and ≤ 5 years	1,857,257	3.870%	3.471%	4.64
> 5 and ≤ 7 years	203,547	3.870%	3.712%	6.18
> 7 and ≤ 10 years	740,041	3.870%	3.768%	9.79
> 10 years	867,444	3.870%	3.656%	17.76
Total	$3,668,289	3.870%	3.588%	8.87

(dollars in thousands)
December 31, 2024
Swaps Maturities	Notional Amount (1)	Weighted Average Pay Rate	Weighted Average Fixed Receive Rate (2)	Weighted Average Maturity (Years) (2)
≤ 1 year	$786,641	4.490%	4.025%	0.22
> 1 and ≤ 3 years	929,804	4.490%	3.328%	2.75
> 3 and ≤ 5 years	352,348	4.490%	3.099%	4.71
> 5 and ≤ 7 years	99,607	4.490%	3.097%	6.70
> 7 and ≤ 10 years	—	—%	—%	0.00
> 10 years	543,326	4.490%	3.384%	20.13
Total	$2,711,726	4.490%	3.565%	6.60
____________________
(1)Notional amount includes $719.8 million in forward starting interest rate swaps as of December 31, 2024.
(2)Weighted averages exclude forward starting interest rate swaps. As of December 31, 2024, forward starting interest rate swap receivers had a weighted average fixed receive rate of 4.0% and a weighted average maturity of 2.6 years.

Interest Rate Swaptions. The Company may use interest rate swaptions (which provide the option to enter into interest rate swap agreements for a predetermined notional amount, stated term and pay and receive interest rates in the future) independently, or in conjunction with other derivative and non-derivative instruments, in order to mitigate risks. The Company did not hold any interest rate swaptions as of December 31, 2025 or December 31, 2024.
Interest Rate Lock Commitments. The Company enters into IRLCs to originate residential mortgage loans at specified interest rates and terms within a specified period of time with customers who have applied for a loan and may meet certain credit and underwriting criteria. IRLCs are subject to changes in mortgage interest rates from the date of the commitment through the date of funding the loan or the cancellation or expiration of the lock commitment, generally ranging between 30 and 90 days. IRLCs are considered freestanding derivatives and are recorded at fair value at inception inclusive of the inherent value of servicing the loan. As of December 31, 2025 and December 31, 2024, the Company had outstanding IRLCs of $49.6 million and $18.3 million in principal ($37.7 million and $15.5 million pull-through adjusted) with a net fair value asset balance of $0.9 million and $0.1 million, respectively.

TWO HARBORS INVESTMENT CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Forward Mortgage Loan Sale Commitments. The Company uses forward mortgage loan sale commitments to manage exposure to interest rate risk and changes in the fair value of IRLCs from the date of the commitment through the date of funding or cancellation or expiration of the lock commitment. Forward mortgage loan sale commitments are also used to manage exposure to interest rate risk and changes in the fair value of the Company’s mortgage loans held-for-sale from the date of funding through the date of sale in the secondary market, typically within 60 days of origination. TBAs are also a form of forward commitments used to help manage the adverse impact of interest rate changes on the value of the Company’s loan origination pipeline (refer to discussion above). Forward mortgage loan sale commitments are recorded at fair value based on pricing of similar instruments in the secondary market based upon the investor, coupon, and estimated sale or delivery month. The Company’s expectation of the amount of IRLCs that will ultimately close is a key factor in determining the notional amount of derivatives used in economically hedging the position. As of December 31, 2025, the Company had no outstanding forward mortgage loan sale commitment derivatives; however, included in the table presenting the Company’s TBA positions above are $35.0 million of short notional TBA positions with a net fair value liability balance of $125 thousand specifically used to manage the adverse impact of interest rate changes on the value of the Company’s loan origination pipeline. As of December 31, 2024, the Company had outstanding forward mortgage loan sale commitment derivatives of $20.4 million in principal with a net fair value asset balance of $0.2 million and no TBA positions specifically used to manage the adverse impact of interest rate changes on the value of the Company’s loan origination pipeline.
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
Derivative financial instruments contain an element of credit risk if counterparties are unable to meet the terms of the agreements. Credit risk associated with derivative financial instruments is measured as the net replacement cost should the counterparties that owe the Company under such contracts completely fail to perform under the terms of these contracts, assuming there are no recoveries of underlying collateral, as measured by the market value of the derivative financial instruments. As of December 31, 2025, the fair value of derivative financial instruments as an asset and liability position was $87.5 million and $4.3 million, respectively.
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

Note 10. Reverse Repurchase Agreements
As of December 31, 2025 and December 31, 2024, the Company had $146.4 million and $354.7 million in amounts due to counterparties as collateral for reverse repurchase agreements that could be pledged, delivered or otherwise used, with a carrying value of the reverse repurchase agreements of $157.1 million and $356.0 million, respectively.

TWO HARBORS INVESTMENT CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 11. Offsetting Assets and Liabilities
Certain of the Company’s repurchase agreements are governed by underlying agreements that provide for a right of setoff in the event of default by either party to the agreement. The Company also has netting arrangements in place with all derivative counterparties pursuant to standard documentation developed by the International Swap and Derivatives Association (“ISDA”) or central clearing exchange agreements. The Company and the counterparty or clearing agency are required to post cash collateral based upon the net underlying market value of the Company’s open positions with the counterparty. Additionally, the Company’s centrally cleared interest rate swaps and exchange-traded futures and options on futures require the Company to post an initial margin amount determined by the clearing exchange, which is generally intended to be set at a level sufficient to protect the exchange from the derivative instrument’s maximum estimated single-day price movement. The Company also exchanges variation margin based upon daily changes in fair value, as measured by the exchange.
Under U.S. GAAP, if the Company has a valid right of setoff, it may offset the related asset and liability and report the net amount. Based on rules governing certain central clearing and exchange-trading activities, the exchange of variation margin is considered a settlement of the derivative instrument, as opposed to pledged collateral. Accordingly, the Company accounts for the receipt or payment of variation margin on Chicago Mercantile Exchange (“CME”) and London Clearing House (“LCH”) cleared positions as a direct reduction to the carrying value of the centrally cleared or exchange-traded derivative asset or liability. The receipt or payment of initial margin is accounted for separate from the derivative asset or liability.
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
The following tables present information about the Company’s assets and liabilities that are subject to master netting arrangements or similar agreements and can potentially be offset on the Company’s consolidated balance sheets as of December 31, 2025 and December 31, 2024:

	December 31, 2025
				Gross Amounts Not Offset with Financial Assets (Liabilities) in the Balance Sheets (1)
(in thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Balance Sheets	Net Amounts of Assets (Liabilities) Presented in the Balance Sheets	Financial Instruments	Cash Collateral (Received) Pledged	Net Amount
Assets:
Derivative assets	$136,014	$(48,465)	$87,549	$(4,254)	$—	$83,295
Reverse repurchase agreements	157,120	—	157,120	—	(146,445)	10,675
Total Assets	$293,134	$(48,465)	$244,669	$(4,254)	$(146,445)	$93,970
Liabilities:
Repurchase agreements	$(7,255,540)	$—	$(7,255,540)	$7,255,540	$—	$—
Derivative liabilities	(52,719)	48,465	(4,254)	4,254	—	—
Total Liabilities	$(7,308,259)	$48,465	$(7,259,794)	$7,259,794	$—	$—

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

Note 12. Fair Value
Fair Value Measurements
ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 clarifies that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices available in active markets (i.e., observable inputs) and the lowest priority to data lacking transparency (i.e., unobservable inputs). Additionally, ASC 820 requires an entity to consider all aspects of nonperformance risk, including the entity’s own credit standing, when measuring fair value of a liability.
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
The Company classified 99.9% and 0.1% of its AFS securities as Level 2 and Level 3 fair value assets, respectively, at December 31, 2025.
Mortgage servicing rights. The Company holds a portfolio of MSR that are carried at fair value on the consolidated balance sheets. The Company determines fair value of its MSR using a discounted cash flow model, which incorporates both observable and unobservable market data. Although MSR transactions may be observable in the marketplace, the details of those transactions are not necessarily reflective of the value of the Company’s MSR portfolio. Inputs into the model include principal balance, note rate, geographical location, loan-to-value (LTV) ratios, FICO and other loan characteristics, along with servicing fee, ancillary income, earnings rates on escrow balances and recapture rates. Significant unobservable inputs include prepayment speeds; option adjusted spread (“OAS”), which represents the incremental spread added to the risk-free rate to reflect the effects of any embedded options and other risk inherent in MSR; and cost to service. The Company obtains third-party valuations, industry surveys and other available market data quarterly to assess the reasonableness of the significant unobservable inputs used in the cash flow model, as well as the fair value calculated by the cash flow model, subject to internally-established hierarchy and override procedures. As a result, the Company classified 100% of its MSR as Level 3 fair value assets at December 31, 2025.
Mortgage loans held-for-sale. The Company recognizes on its consolidated balance sheets originated mortgage loans held-for-sale that are carried at fair value as a result of a fair value option election. The Company estimates fair value of mortgage loans held-for-sale using a market approach by utilizing either: (i) the fair value of securities backed by similar mortgage loans, adjusted for certain factors to approximate the fair value of a whole mortgage loan, including the value attributable to mortgage servicing and credit risk; (ii) current commitments to purchase loans; or (iii) recent observable market trades for similar loans, adjusted for credit risk and other individual loan characteristics. As these fair values are derived from market observable inputs, the Company classified 100% of its mortgage loans held-for-sale as Level 2 fair value assets at December 31, 2025.
Derivative instruments. The Company may enter into a variety of derivative financial instruments as part of its hedging strategies, including over-the-counter (“OTC”) derivative contracts, such as interest rate swaps and swaptions. The Company utilizes third-party brokers to value its OTC derivative instruments. The Company classified 100% of its interest rate swaps reported at fair value as Level 2 at December 31, 2025. The Company did not hold any interest rate swaptions at December 31, 2025.
The Company may also enter into certain other derivative financial instruments, such as inverse interest-only securities, TBAs, futures and options on futures. The Company utilizes third-party pricing vendors to value inverse interest-only securities, as these instruments are similar in form to the Company’s AFS securities. The Company classified 100% of its inverse interest-only securities at fair value as Level 2 at December 31, 2025. TBAs, futures and options on futures are considered to be active markets such that participants transact with sufficient frequency and volume to provide transparent pricing information for identical instruments. The Company utilizes third-party pricing vendors to value TBAs, futures and options on futures. The Company reported 100% of its TBAs and futures as Level 1 as of December 31, 2025. The Company did not hold any options on futures at December 31, 2025.
The Company also enters into IRLCs and forward mortgage loan sale commitment derivatives in connection with its origination activities. The Company determines fair value of its IRLCs based on valuation models that use the market price for similar loans sold in the secondary market, net of costs to close the loans, subject to the estimated loan funding probability or pull-through rate. Given the significant and unobservable nature of the pull-through rate assumption, the Company classified 100% of its IRLCs as Level 3 at December 31, 2025. The Company did not hold any forward mortgage loan sale commitment derivatives at December 31, 2025.

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

	Recurring Fair Value Measurements
	December 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	$—	$6,511,212	$3,259	$6,514,471
Mortgage servicing rights	—	—	2,421,910	2,421,910
Mortgage loans held-for-sale	—	13,630	—	13,630
Derivative assets	18,365	68,303	881	87,549
Total Assets	$18,365	$6,593,145	$2,426,050	$9,037,560
Liabilities:
Derivative liabilities	$4,254	$—	$—	$4,254
Total Liabilities	$4,254	$—	$—	$4,254

	Recurring Fair Value Measurements
	December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	$—	$7,367,977	$3,734	$7,371,711
Mortgage servicing rights	—	—	2,994,271	2,994,271
Mortgage loans held-for-sale	—	2,334	—	2,334
Derivative assets	732	9,231	151	10,114
Total Assets	$732	$7,379,542	$2,998,156	$10,378,430
Liabilities:
Derivative liabilities	$24,883	$1	$13	$24,897
Total Liabilities	$24,883	$1	$13	$24,897

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

TWO HARBORS INVESTMENT CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The following table presents a reconciliation of the Company’s Level 3 assets and liabilities measured at fair value on a recurring basis:

	Recurring Fair Value Measurements
	Assets						Liabilities
(in thousands)	Available-For-Sale Securities		Mortgage Servicing Rights		Interest Rate Lock Commitments		Interest Rate Lock Commitments
Level 3 fair value at December 31, 2022	$125,158		$2,984,937		$—		$—
Net gains (losses) included in net (loss) income	3,263	(1)	116,043	(2)	—		—
Net gains (losses) included in other comprehensive income (loss)	1,112		—		—		—
Purchases/additions	—		312,637		—		—
Sales	(125,383)		(133,938)		—		—
Settlements	—		(227,663)		—		—
Level 3 fair value at December 31, 2023	$4,150		$3,052,016		$—		$—
Net gains (losses) included in net (loss) income	(693)	(1)	168,972	(2)	151	(3)	13	(3)
Net gains (losses) included in other comprehensive income (loss)	277		—		—		—
Purchases/additions	—		114,707		—		—
Sales	—		(109,818)		—		—
Settlements	—		(231,606)		—		—
Level 3 fair value at December 31, 2024	$3,734		$2,994,271		$151		$13
Net gains (losses) included in net (loss) income	(280)	(1)	(4,191)	(2)	730	(3)	(13)	(3)
Net gains (losses) included in other comprehensive income (loss)	(195)		—		—		—
Purchases/additions	—		105,767		—		—
Sales	—		(435,904)		—		—
Settlements	—		(238,033)		—		—
Level 3 fair value at December 31, 2025	$3,259		$2,421,910		$881		$—

Change in unrealized gains or losses for the period included in earnings for assets and liabilities held at:
December 31, 2023	$—		$116,043	(2)	$—		$—
December 31, 2024	$—		$168,972	(2)	$151	(3)	$13	(3)
December 31, 2025	$—		$(4,191)	(2)	$881	(3)	$—	(3)
Change in unrealized gains or losses for the period included in other comprehensive (loss) income for assets and liabilities held at:
December 31, 2023	$1,112		$—		$—		$—
December 31, 2024	$277		$—		$—		$—
December 31, 2025	$(195)		$—		$—		$—
____________________
(1)Included in loss on investment securities on the consolidated statements of comprehensive (loss) income.
(2)Included in loss on servicing asset on the consolidated statements of comprehensive (loss) income.
(3)Included in gain on mortgage loans held-for-sale on the consolidated statements of comprehensive (loss) income.

No transfers between Level 1, Level 2 or Level 3 were made during the years ended December 31, 2025, 2024 or 2023. Transfers between Levels are deemed to take place on the first day of the reporting period in which the transfer has taken place.

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
The Company determines the fair value of its MSR internally using a discounted cash flow model. The tables below present information about the significant unobservable market data used by management as inputs into models utilized to inform their best estimates of the fair value measurement of the Company’s MSR classified as Level 3 fair value assets at December 31, 2025 and December 31, 2024:

December 31, 2025
Unobservable Input	Range			Weighted Average (1)
Constant prepayment speed	4.8%	-	47.3%	6.8%
Option-adjusted spread	5.2%	-	5.2%	5.2%
Per loan annual cost to service	$65.00	-	$73.88	$65.03

December 31, 2024
Unobservable Input	Range			Weighted Average (1)
Constant prepayment speed	5.2%	-	29.3%	6.3%
Option-adjusted spread	5.1%	-	5.1%	5.1%
Per loan annual cost to service	$65.00	-	$73.88	$65.02
___________________
(1)Calculation for constant prepayment speed and per-loan annual cost to service utilizes underlying loan principal balance for weighting purposes. Calculation for OAS utilizes relative MSR market value for weighting purposes.

The Company determines the fair value of its Level 3 IRLCs based on valuation models that incorporate the estimated pull-through rate, which is considered a significant unobservable input. The tables below present information about the pull-through rates used in the valuation of IRLCs at December 31, 2025 and December 31, 2024:

December 31, 2025
Unobservable Input	Range			Weighted Average (1)
Pull-through rate	54.5%	-	100.0%	76.2%

December 31, 2024
Unobservable Input	Range			Weighted Average (1)
Pull-through rate	69.3%	-	99.8%	84.4%
___________________
(1)Calculation utilizes underlying loan principal balance for weighting purposes.

TWO HARBORS INVESTMENT CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Nonrecurring Fair Value
Certain assets are measured at fair value on a nonrecurring basis; that is, they are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances, such as when there is evidence of impairment. Upon the occurrence of certain events, the Company re-measures the fair value of long-lived assets, including property, plant and equipment, operating lease right of use assets, intangible assets and goodwill if an impairment or observable price adjustment is recognized in the current period. No instances requiring re-measurement of assets measured at fair value on a nonrecurring basis occurred during the years ended December 31, 2025 and 2024.
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
•The carrying value of repurchase agreements, revolving credit facilities and warehouse lines of credit that mature in less than one year generally approximates fair value due to the short maturities. As of December 31, 2025, the Company had outstanding borrowings of $847.9 million under revolving credit facilities that are considered long-term. The Company’s long-term revolving credit facilities have floating rates based on an index plus a spread and the credit spread is typically consistent with those demanded in the market. Accordingly, the interest rates on these borrowings are at market and thus carrying value approximates fair value. The Company categorizes the fair value measurement of these liabilities as Level 2.
•Senior notes are carried at their unpaid principal balance, net of any unamortized deferred issuance costs. The Company estimates the fair value of its senior notes using the quoted price on the NYSE as of December 31, 2025. The Company categorizes the fair value measurement of these liabilities as Level 1.
•Convertible senior notes are carried at their unpaid principal balance, net of any unamortized deferred issuance costs. The Company estimates the fair value of its convertible senior notes using the market transaction price nearest to December 31, 2025. The Company categorizes the fair value measurement of these liabilities as Level 2.

TWO HARBORS INVESTMENT CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the carrying values and estimated fair values of assets and liabilities that are required to be recorded or disclosed at fair value at December 31, 2025 and December 31, 2024:

	December 31, 2025		December 31, 2024
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Available-for-sale securities	$6,514,471	$6,514,471	$7,371,711	$7,371,711
Mortgage servicing rights	$2,421,910	$2,421,910	$2,994,271	$2,994,271
Mortgage loans held-for-sale	$13,630	$13,630	$2,334	$2,334
Cash and cash equivalents	$842,319	$842,319	$504,613	$504,613
Restricted cash	$219,633	$219,633	$313,028	$313,028
Derivative assets	$87,549	$87,549	$10,114	$10,114
Reverse repurchase agreements	$157,120	$157,120	$355,975	$355,975
Other assets	$28,073	$28,073	$31,283	$31,283
Liabilities:
Repurchase agreements	$7,255,540	$7,255,540	$7,805,057	$7,805,057
Revolving credit facilities	$919,371	$919,371	$1,020,171	$1,020,171
Warehouse lines of credit	$9,406	$9,406	$2,032	$2,032
Senior notes	$111,055	$118,542	$—	$—
Convertible senior notes	$261,810	$262,095	$260,229	$259,241
Derivative liabilities	$4,254	$4,254	$24,897	$24,897

Note 13. Financing
Secured Financing
The following tables summarize the Company’s secured financing arrangements by collateral type:

	December 31, 2025
	Collateral Type
(in thousands)	RMBS (1)	Mortgage Servicing Rights and Advances	Mortgage Loans Held-for-Sale	Total Secured Financing
Repurchase agreements	$6,601,446	$650,000	$4,094	$7,255,540
Revolving credit facilities	—	919,371	—	919,371
Warehouse lines of credit	—	—	9,406	9,406
Total	$6,601,446	$1,569,371	$13,500	$8,184,317

TWO HARBORS INVESTMENT CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Repurchase Agreements
The Company finances certain of its investment securities, MSR and mortgage loans held-for-sale through the use of repurchase facilities. At December 31, 2025 and December 31, 2024, the Company’s repurchase agreements had the following characteristics and remaining maturities:

	December 31, 2025
	Collateral Type
(dollars in thousands)	Agency RMBS	Non-Agency Securities	Agency Derivatives	Mortgage Servicing Rights	Mortgage Loans Held-for-Sale	Total Amount Outstanding
Within 30 days	$2,194,337	$—	$56,670	$—	$—	$2,251,007
30 to 59 days	1,744,692	—	—	—	—	1,744,692
60 to 89 days	1,689,646	—	—	—	4,094	1,693,740
90 to 119 days	916,101	—	—	—	—	916,101
120 to 364 days	—	—	—	650,000	—	650,000
One year and over	—	—	—	—	—	—
Total	$6,544,776	$—	$56,670	$650,000	$4,094	$7,255,540
Weighted average days to maturity	55	0	7	193	83	67
Weighted average borrowing rate	4.12%	—%	4.46%	6.76%	5.88%	4.36%

TWO HARBORS INVESTMENT CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The following table summarizes assets at carrying value that are pledged or restricted as collateral for the future payment obligations of the Company’s repurchase agreements:

(in thousands)	December 31, 2025	December 31, 2024
Available-for-sale securities, at fair value	$6,505,374	$7,097,561
Mortgage servicing rights, at fair value (1)	958,947	1,355,639
Mortgage loans held-for-sale, at fair value	3,746	—
Restricted cash	108,367	218,363
Due from counterparties	206,514	25,231
Derivative assets, at fair value	67,227	5,031
Total	$7,850,175	$8,701,825
____________________
(1)As of December 31, 2025 and December 31, 2024, MSR repurchase agreements totaling $650.0 million and $755.0 million, respectively, were secured by VFNs issued in connection with the Company’s securitization of MSR. The VFNs are collateralized by portions of the Company’s MSR portfolio.

Although the transactions under repurchase agreements represent committed borrowings until maturity, the respective lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets would require the Company to provide additional collateral or fund margin calls.
As of both December 31, 2025 and December 31, 2024, the net carrying value of assets sold under agreements to repurchase, including accrued interest plus any cash or assets on deposit to secure the repurchase obligation, less the amount of the repurchase liability, including accrued interest, with any individual counterparty or group of related counterparties did not exceed 10% of total stockholders’ equity. The Company does not anticipate any defaults by its repurchase agreement counterparties. There can be no assurance, however, that any such default or defaults will not occur.
Revolving Credit Facilities
To finance MSR assets and related servicing advance obligations, the Company has entered into revolving credit facilities collateralized by the value of the MSR and/or servicing advances pledged. As of December 31, 2025 and December 31, 2024, the Company had outstanding short- and long-term borrowings under revolving credit facilities of $919.4 million and $1.0 billion with a weighted average borrowing rate of 6.77% and 7.56% and weighted average remaining maturities of 1.8 and 1.6 years, respectively.

TWO HARBORS INVESTMENT CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Although the transactions under revolving credit facilities represent committed borrowings from the time of funding until maturity, the respective lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets below a designated threshold would require the Company to provide additional collateral or pay down the facility. As of December 31, 2025 and December 31, 2024, MSR with a carrying value of $1.5 billion and $1.6 billion, respectively, was pledged as collateral for the Company’s future payment obligations under its MSR revolving credit facilities. As of December 31, 2025 and December 31, 2024, servicing advances with a carrying value of $100.1 million and $118.7 million, respectively, were pledged as collateral for the Company’s future payment obligations under its servicing advance revolving credit facility. The Company does not anticipate any defaults by its revolving credit facility counterparties, although there can be no assurance that any such default or defaults will not occur.
Warehouse Lines of Credit
To finance origination activities, the Company has entered into a warehouse line of credit collateralized by the value of the mortgage loans pledged for a period of up to 90 days or until they are sold to the GSEs or other third-party investors in the secondary market, typically within 60 days of origination. As of December 31, 2025 and December 31, 2024, the Company had outstanding short-term borrowings under its warehouse line of credit of $9.4 million and $2.0 million with a weighted average borrowing rate of 6.00% and 6.64% and weighted average remaining maturities of 80 and 87 days, respectively.
Although transactions under the warehouse line of credit represent committed borrowings from the time of funding until maturity, the respective lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets below a designated threshold would require the Company to provide additional collateral or pay down the facility. As of December 31, 2025 and December 31, 2024, mortgage loans held-for-sale with a carrying value of $9.6 million and $2.1 million, respectively, were pledged as collateral for the Company’s future payment obligations under its warehouse line of credit. Additionally, as of both December 31, 2025 and December 31, 2024, cash of $0.4 million was held in restricted accounts as collateral for future payment obligations of outstanding balances under the warehouse line of credit. The Company does not anticipate any defaults by its warehouse line of credit counterparties, although there can be no assurance that any such default or defaults will not occur.
Unsecured Financing
Senior Notes
On May 13, 2025, the Company closed an underwritten public offering of $115.0 million aggregate principal amount of its senior notes due in 2030, which included $15.0 million aggregate principal amount sold by the Company to the underwriters of the offering pursuant to an overallotment option. The senior notes are unsecured and bear an interest rate of 9.375% per annum, payable quarterly in arrears on February 15, May 15, August 15 and November 15. The senior notes will mature in August 2030, unless earlier redeemed in accordance with their terms. The Company may redeem the senior notes, in whole or in part, any time on or after May 15, 2027, at a redemption price equal to 100% of the principal amount redeemed plus accrued and unpaid interest. The Company may also repurchase the senior notes in open market or privately negotiated transactions at the same or differing price without giving prior notice to or obtaining any consent of the holders. The net proceeds from the offering were approximately $110.6 million after deducting underwriting discounts and offering expenses payable by the Company. As of December 31, 2025, the outstanding amount included on the consolidated balance sheets, net of unamortized deferred issuance costs, was $111.1 million.
Convertible Senior Notes
The Company’s convertible senior notes were unsecured, paid interest semiannually at a rate of 6.25% per annum and were convertible at the option of the holder into shares of the Company’s common stock. As of both December 31, 2025 and December 31, 2024, the convertible senior notes had a conversion rate of 33.8752 shares of common stock per $1,000 principal amount of the notes. The Company’s convertible senior notes were repaid in full on their January 15, 2026 maturity date.
The Company did not have the right to redeem its convertible senior notes prior to maturity, but was able to repurchase the notes in open market or privately negotiated transactions at the same or differing price without giving prior notice to or obtaining any consent of the holders. The Company did not repurchase any of its convertible senior notes during the year ended December 31, 2025. During the years ended December 31, 2024 and 2023, the Company repurchased $10.0 million and $15.6 million principal amount of its convertible senior notes in open market transactions for an aggregate cost of $9.7 million and $13.2 million, respectively. The difference between the consideration transferred and the carrying value of the convertible senior notes repurchased resulted in gains of $0.2 million and $2.2 million for the years ended December 31, 2024 and 2023, respectively, which were recorded within the other income line item on the consolidated statements of comprehensive (loss) income.

TWO HARBORS INVESTMENT CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of both December 31, 2025 and December 31, 2024, $261.9 million principal amount of convertible senior notes remained outstanding. As of December 31, 2025 and December 31, 2024, the outstanding amount included on the consolidated balance sheets, net of unamortized deferred issuance costs, was $261.8 million and $260.2 million, respectively.
Future Maturities
At December 31, 2025, the Company had the following remaining maturities on its financing arrangements:

(in thousands)	Repurchase Agreements	Revolving Credit Facilities	Warehouse Lines of Credit	Senior Notes	Convertible Senior Notes	Total
2026	$7,255,540	$71,500	$9,406	$—	$261,810	$7,598,256
2027	—	567,731	—	—	—	567,731
2028	—	—	—	—	—	—
2029	—	280,140	—	—	—	280,140
2030	—	—	—	111,055	—	111,055
Total	$7,255,540	$919,371	$9,406	$111,055	$261,810	$8,557,182

Note 14. Commitments and Contingencies
The following represent the material commitments and contingencies of the Company as of December 31, 2025:
Legal and regulatory. The Company and its subsidiaries are routinely involved in numerous legal and regulatory proceedings, including but not limited to judicial, arbitration, regulatory and governmental proceedings related to matters that arise in connection with the conduct of the Company’s business. These legal proceedings are at varying stages of adjudication, arbitration or investigation and may consist of a variety of claims, including common law tort and contract claims, consumer protection-related claims and claims under other laws and regulations. Any legal proceedings or actions brought against the Company may result in judgments, settlements, fines, penalties, injunctions, business improvement orders, consent orders, supervisory agreements, restrictions on business activities, or other results adverse to the Company, which could materially and negatively affect its business. The Company seeks to resolve all litigation and regulatory matters in the manner management believes is in the best interest of the Company and contests liability, allegations of wrongdoing, and, where applicable, the amount of damages or scope of any penalties or other relief sought as appropriate in each pending matter. Under ASC 450, Contingencies (“ASC 450”), liabilities are established for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts established or the range of reasonably possible loss disclosed for those claims.
On August 20, 2025, the Company entered into a Settlement Agreement and Release (the “Settlement Agreement”), resolving all claims in its litigation with PRCM Advisers LLC, Pine River Capital Management L.P., and Pine River Domestic Management L.P. (collectively, “Pine River”). Pursuant to the terms of the Settlement Agreement, the Company agreed to make a cash payment of $375 million to Pine River, which was paid in September 2025. Pine River has since caused to be dismissed with prejudice all claims alleged in the federal court action. The state court action was previously dismissed without prejudice. Pine River also relinquished ownership or any other interest it may hold in any and all intellectual property that Pine River licensed, conveyed, or otherwise provided to the Company or that was developed by or for the Company, whether pursuant to the terms of the management agreement between the parties or otherwise. The Company and Pine River have agreed to unconditionally and irrevocably release and discharge each other and their respective representatives from and against any and all claims alleged in the lawsuits.
For the year ended December 31, 2025, the Company’s consolidated financial statements reflect litigation settlement expense of $375.0 million.
Based on information currently available, management is not aware of any other legal or regulatory claims that would have a material effect on the Company’s consolidated financial statements and therefore no accrual is required as of December 31, 2025.

TWO HARBORS INVESTMENT CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 15. Stockholders’ Equity
Redeemable Preferred Stock
The following is a summary of the Company’s series of cumulative redeemable preferred stock issued and outstanding as of December 31, 2025. In the event of a voluntary or involuntary liquidation, dissolution or winding up of the Company, each series of preferred stock will rank on parity with one another and rank senior to the Company’s common stock with respect to the payment of the dividends and the distribution of assets.

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

For each series of preferred stock, the Company may redeem the stock on or after the redemption eligible date in whole or in part, at any time or from time to time. The Company may also purchase shares of preferred stock from time to time in the open market by tender or in privately negotiated transactions. Each series of preferred stock has a par value of $0.01 per share and a liquidation and redemption price of $25.00, plus any accumulated and unpaid dividends thereon up to, but excluding, the redemption date. Through December 31, 2025, the Company had declared and paid all required quarterly dividends on the Company’s preferred stock.
Preferred Share Repurchase Program
In June 2022, the Company’s board of directors authorized the repurchase of up to an aggregate of 5,000,000 shares of the Company’s preferred stock, which includes each series shown in the table above under the heading Redeemable Preferred Stock. Preferred shares may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to trading plans in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or by any combination of such methods. The manner, price, number and timing of preferred share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The preferred share repurchase program does not require the purchase of any minimum number of shares, and, subject to SEC rules, purchases may be commenced or suspended at any time without prior notice. The preferred share repurchase program does not have an expiration date.

TWO HARBORS INVESTMENT CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the Company’s purchases of its 8.125% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, 7.625% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock and 7.25% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock under the preferred share repurchase program during the years ended December 31, 2024 and 2023. No shares of the Company’s preferred stock were repurchased during the year ended December 31, 2025.

	Year Ended
	December 31,
(dollars in thousands)	2024		2023
Class of Stock	Number of Shares	Aggregate Cost	Number of Shares	Aggregate Cost
Series A Preferred Stock	35,047	$809	236,183	$4,723
Series B Preferred Stock	280,060	$6,370	273,894	$5,349
Series C Preferred Stock	170,502	$3,923	225,547	$4,741
Total(1)	485,609	$11,102	735,624	$14,813
____________________
(1)The difference between the aggregate cost and the carrying value of the preferred stock repurchased resulted in a total gain attributable to common stockholders of $0.6 million and $3.0 million for the years ended December 31, 2024 and 2023, respectively.

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
As of December 31, 2025, the Company had 104,806,311 shares of common stock outstanding. The following table presents a reconciliation of the common shares outstanding for the years ended December 31, 2025, 2024 and 2023:

	Year Ended
	December 31,
	2025	2024	2023
Common shares outstanding, beginning of period	103,680,321	103,206,457	86,428,845
Issuance of common stock	25,187	18,987	17,149,490
Repurchase of common stock	—	—	(593,453)
Non-cash equity award compensation (1)	1,255,396	454,877	221,575
Equity awards withheld for taxes (1)	(154,593)	—	—
Common shares outstanding, end of period	104,806,311	103,680,321	103,206,457
___________________
(1)See Note 16 - Equity Incentive Plans for further details regarding the Company’s equity incentive plans.

TWO HARBORS INVESTMENT CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Distributions to Stockholders
The following table presents cash dividends declared by the Company on its preferred and common stock during the years ended December 31, 2025, 2024 and 2023:

	Year Ended
	December 31,
(in thousands, except per share amounts)	2025		2024		2023
Class of Stock	Amount	Per Share	Amount	Per Share	Amount	Per Share
Series A Preferred Stock	$10,258	$2.04	$10,258	$2.04	$10,460	$2.04
Series B Preferred Stock	$19,366	$1.92	$19,366	$1.92	$20,087	$1.92
Series C Preferred Stock	$23,167	$2.39	$17,512	$1.80	$18,060	$1.80
Common Stock	$159,808	$1.52	$187,906	$1.80	$192,220	$1.95

Dividend Reinvestment and Direct Stock Purchase Plan
The Company sponsors a dividend reinvestment and direct stock purchase plan through which stockholders may purchase additional shares of the Company’s common stock by reinvesting some or all of the cash dividends received on shares of the Company’s common stock. Stockholders may also make optional cash purchases of shares of the Company’s common stock subject to certain limitations detailed in the plan prospectus. The plan allows for the issuance of up to an aggregate of 937,500 shares of the Company’s common stock. During the years ended December 31, 2025, 2024 and 2023, 25,187, 18,987 and 16,965 shares were issued under the plan for total proceeds of $0.3 million, $0.2 million and $0.2 million, respectively.
Common Share Repurchase Program
The Company’s common share repurchase program allows for the repurchase of up to an aggregate of 9,375,000 shares of the Company’s common stock. Common shares may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act, or by any combination of such methods. The manner, price, number and timing of common share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The common share repurchase program does not require the purchase of any minimum number of shares, and, subject to SEC rules, purchases may be commenced or suspended at any time without prior notice. The common share repurchase program does not have an expiration date. During the years ended December 31, 2025 and 2024, no shares of common stock were repurchased. During the year ended December 31, 2023, 593,453 shares were repurchased for a total cost of $7.1 million.
At-the-Market Offerings
Pursuant to its equity distribution agreements, the Company is authorized to offer and sell up to 15,000,000 shares of its common stock from time to time in any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”). During the years ended December 31, 2025 and 2024, no shares were sold under the “at the market” equity distribution agreements. During the year ended December 31, 2023, 7,132,525 shares were sold under the equity distribution agreement for net proceeds of $99.8 million.
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss at December 31, 2025 and December 31, 2024 was as follows:

(in thousands)	December 31, 2025	December 31, 2024
Available-for-sale securities:
Unrealized gains	$44,382	$3,328
Unrealized losses	(44,469)	(323,852)
Accumulated other comprehensive loss	$(87)	$(320,524)

TWO HARBORS INVESTMENT CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Reclassifications out of Accumulated Other Comprehensive Loss
The Company reclassifies unrealized gains and losses on AFS securities in accumulated other comprehensive loss to net (loss) income upon the recognition of any realized gains and losses on sales as individual securities are sold. For the years ended December 31, 2025, 2024 and 2023, the Company reclassified unrealized losses on sold AFS securities of $86.3 million, $6.6 million and $140.9 million, respectively, from accumulated other comprehensive loss to loss on investment securities on the consolidated statements of comprehensive (loss) income.

Note 16. Equity Incentive Plans
The Equity Incentive Plan provides incentive compensation to attract and retain qualified directors, officers, personnel and other parties who may provide significant services to the Company. The Equity Incentive Plan is administered by the compensation committee of the Company’s board of directors. The compensation committee has the full authority to administer and interpret the Equity Incentive Plan, to authorize the granting of awards, to determine the eligibility of potential recipients to receive an award, to determine the number of shares of common stock to be covered by each award (subject to the individual participant limitations provided in the Equity Incentive Plan), to determine the terms, provisions and conditions of each award (which may not be inconsistent with the terms of the Equity Incentive Plan), to prescribe the form of instruments evidencing awards and to take any other actions and make all other determinations that it deems necessary or appropriate in connection with the Equity Incentive Plan or the administration or interpretation thereof. In connection with this authority, the compensation committee may, among other things, establish performance goals that must be met in order for awards to be granted or to vest, or for the restrictions on any such awards to lapse.
The Equity Incentive Plan provides for grants of restricted common stock, RSUs, performance-based awards (including PSUs), phantom shares, dividend equivalent rights and other equity-based awards. The Equity Incentive Plan is subject to a ceiling of 4,250,000 shares of the Company’s common stock. The Company’s Second Restated 2009 Equity Incentive Plan (the “Prior Plan”) was subject to a ceiling of 1,625,000 shares of the Company’s common stock; however, following stockholder approval of the Equity Incentive Plan in May 2021, no new awards will be granted under the Prior Plan. All awards previously granted under the Prior Plan, which remained outstanding and valid in accordance with their terms, have since vested or been forfeited.
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
Restricted Stock Units
The following table summarizes the activity related to RSUs for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025		2024
	Units	Weighted Average Grant Date Fair Market Value	Units	Weighted Average Grant Date Fair Market Value
Outstanding at Beginning of Period	633,746	$15.64	613,699	$19.11
Granted	598,957	11.51	434,428	13.91
Vested	(600,251)	(14.93)	(394,100)	(19.09)
Forfeited	(923)	(17.43)	(20,281)	(16.25)
Outstanding at End of Period	631,529	$12.40	633,746	$15.64

TWO HARBORS INVESTMENT CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The estimated fair value of RSUs on grant date is based on the closing market price of the Company’s common stock on the NYSE on such date. The shares underlying RSUs granted to independent directors are subject to a one-year vesting period. RSUs granted to certain eligible employees vest in three equal annual installments commencing on the first anniversary of the grant date, as long as such grantee complies with the terms and conditions of the applicable RSU agreement. All RSUs entitle the grantee to receive dividend equivalent rights (“DERs”) during the vesting period. A DER represents the right to receive a payment equal to the amount of cash dividends declared and payable on the grantee’s unvested and outstanding equity incentive awards. In the case of RSUs, DERs are paid in cash within 60 days of the quarterly dividend payment date based on the number of unvested and outstanding RSUs held by the grantee on the applicable dividend record date. In the event that an RSU is forfeited, the related DERs which have not yet been paid shall be forfeited.
Performance Share Units
The following table summarizes the activity related to PSUs for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025		2024
	Target Units	Weighted Average Grant Date Fair Market Value	Target Units	Weighted Average Grant Date Fair Market Value
Outstanding at Beginning of Period	652,770	$19.58	485,822	$24.89
Granted	390,662	13.29	292,000	16.19
Vested	(232,792)	(22.22)	(60,777)	(34.68)
Forfeited	(94,914)	(19.83)	(64,275)	(30.06)
Outstanding at End of Period	715,726	$15.25	652,770	$19.58

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
Restricted Common Stock
During the year ended December 31, 2025, the Company granted 309,187 shares of restricted common stock pursuant to the Equity Incentive Plan. The estimated fair value of these awards was $11.32 per share on the grant date, based on the adjusted closing market price of the Company’s common stock on the NYSE on such date. Subsequently, 154,593 shares of restricted common stock were withheld to satisfy the applicable tax withholding obligation. As of December 31, 2025, 154,594 shares of unvested restricted common stock remained outstanding. The remaining shares underlying the restricted common stock grant will vest ratably on each of the first three anniversaries of the grant date, as long as such grantee complies with the terms and conditions of the applicable restricted stock award agreement.
Non-Cash Equity Compensation Expense
For the years ended December 31, 2025, 2024 and 2023 the Company recognized compensation related to RSUs, PSUs and restricted common stock granted pursuant to the Equity Incentive Plan and/or the Prior Plan of $13.4 million, $10.9 million and $11.0 million, respectively. As of December 31, 2025, the Company had $6.0 million of total unrecognized compensation cost related to unvested share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 1.2 years.

TWO HARBORS INVESTMENT CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 17. Interest Income and Interest Expense
The following table presents the components of the Company’s interest income and interest expense for the years ended December 31, 2025, 2024 and 2023:

	Year Ended
	December 31,
	2025	2024	2023
Interest income:
Available-for-sale securities	$374,987	$393,527	$412,310
Mortgage loans held-for-sale	526	78	9
Other	36,485	56,547	68,045
Total interest income	411,998	450,152	480,364
Interest expense:
Repurchase agreements	388,341	468,492	474,292
Revolving credit facilities	75,691	108,623	121,124
Warehouse lines of credit	424	66	—
Term notes payable	—	12,426	28,994
Senior notes	7,264	—	—
Convertible senior notes	17,949	18,199	18,815
Other	1,274	—	—
Total interest expense	490,943	607,806	643,225
Net interest expense	$(78,945)	$(157,654)	$(162,861)

Note 18. Income Taxes
For the years ended December 31, 2025, 2024 and 2023, the Company qualified to be taxed as a REIT under the Code for U.S. federal income tax purposes. As long as the Company qualifies as a REIT, the Company generally will not be subject to U.S. federal income taxes on its taxable income to the extent it annually distributes its net taxable income to stockholders, and does not engage in prohibited transactions. The Company intends to distribute 100% of its REIT taxable income and comply with all requirements to continue to qualify as a REIT. The majority of states also recognize the Company’s REIT status. The Company’s TRSs file separate tax returns and are fully taxed as standalone U.S. C corporations. It is assumed that the Company will retain its REIT status and will incur no REIT level taxation as it intends to comply with the REIT regulations and annual distribution requirements.
Certain activities the Company performs may produce income that will not be qualifying income for REIT purposes. These activities include the designated portion of MSR treated as normal mortgage servicing, residential mortgage loans, certain derivative financial instruments and other risk-management instruments. The Company has designated its TRSs to engage in these activities.
On July 4, 2025, the President signed into law the One Big Beautiful Bill Act (the “OBBBA”), which includes a broad range of tax reform provisions affecting businesses. The OBBBA extends or makes permanent certain tax law changes enacted as part of the 2017 Tax Cuts and Jobs Act, as well as makes other changes to the current tax code. The effects of the OBBBA have not had a material impact on the Company’s financial condition, results of operations or financial statement disclosures, nor are they expected to have a material impact on future periods.

TWO HARBORS INVESTMENT CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the tax provision (benefit) recorded primarily at the taxable subsidiary level for the years ended December 31, 2025, 2024 and 2023:

	Year Ended
	December 31,
(in thousands)	2025	2024	2023
Current tax provision (benefit):
Federal	$17,554	$9,541	$3,498
State	(395)	3,351	4,976
Total current tax provision (benefit)	17,159	12,892	8,474
Deferred tax provision (benefit):
Federal	(5,213)	26,892	16,602
State	(3,074)	6,802	(2,098)
Total deferred tax provision	(8,287)	33,694	14,504
Total provision for income taxes	$8,872	$46,586	$22,978

During the year ended December 31, 2025, the Company recognized a provision for income taxes of $8.9 million, which was primarily due to net income from MSR servicing and mortgage loan origination activities, partially offset by net losses recognized on MSR and operating expenses incurred in the Company’s TRSs. During the year ended December 31, 2024, the Company recognized a provision for income taxes of $46.6 million, which was primarily due to net income from MSR servicing and mortgage loan origination activities, partially offset by operating expenses in the Company’s TRSs. During the year ended December 31, 2023, the Company recognized a provision for income taxes of $23.0 million, which was primarily due to net income from MSR servicing activity, partially offset by net losses recognized on MSR and operating expenses in the Company’s TRSs.
The Company’s cumulative book to tax differences in the REIT are primarily due to unrealized gains and losses, the deferral/utilization of capital losses for tax purposes, differences in timing of income recognition due to market discount and original issue discount and the calculations surrounding each, dividends paid from the Company’s TRSs to the REIT, the deferral/utilization of net operating losses for tax purposes and differences in treatment of compensation expense. These book to tax differences in the REIT are not reflected in the consolidated financial statements as the Company intends to retain its REIT status.
As of December 31, 2025, the Company had $329.4 million of net operating loss carryforwards for federal income tax purposes at the REIT, which may be utilized to offset future taxable income after consideration for the dividends paid deduction. These federal net operating loss carryforwards do not have an expiration date and can be carried forward indefinitely. As of December 31, 2025, the Company had $1.5 billion of net capital loss carryforwards for federal income tax purposes at the REIT, which may be utilized to offset future net gains from the sale of capital assets. These federal net capital loss carryforwards have an expiration date of five years, of which the majority of these losses will expire between 2027 and 2028. The potential utilization of the net capital loss carryforwards depends on the REIT’s ability to generate sufficient net capital gains prior to the expiration of the carryforward period.

TWO HARBORS INVESTMENT CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The following tables present a reconciliation of the statutory federal rate to the effective rates for the years ended December 31, 2025, 2024 and 2023:

	Year Ended
	December 31, 2025
(dollars in thousands)	Amount	Percent
Benefit from income taxes at statutory federal tax rate	$(93,540)	21.0%
State and local taxes, net of federal benefit, if applicable(1)	(2,741)	0.6%
Nondeductible compensation expenses	5,469	(1.2)%
Other nondeductible expenses	900	(0.2)%
Other permanent differences in taxable income from net income for U.S. GAAP purposes(2)	(1,417)	0.3%
REIT loss not subject to corporate income tax	100,201	(22.5)%
Provision for income taxes/ effective tax rate(3)	$8,872	(2.0)%
____________________
(1)For the year ended December 31, 2025, state and local taxes in New York State and New York City made up the majority (greater than 50%) of the tax effect in this category.
(2)For the year ended December 31, 2025, other permanent differences in taxable income from net income (loss) for U.S. GAAP purposes included amortization of goodwill for tax purposes and dividends paid on unvested and outstanding equity incentive awards, as applicable.
(3)The provision for income taxes is primarily recorded at the taxable subsidiary level.

	Year Ended
	December 31,
	2024		2023
(dollars in thousands)	Amount	Percent	Amount	Percent
Provision for (benefit from) income taxes at statutory federal tax rate	$72,398	21.0%	$(17,513)	21.0%
State and local taxes, net of federal benefit, if applicable	8,027	2.3%	2,358	(2.8)%
Permanent differences in taxable income from net income for U.S. GAAP purposes(1)	21,794	6.3%	65,670	(78.8)%
REIT income not subject to corporate income tax	(55,633)	(16.1)%	(27,537)	33.0%
Provision for income taxes/ effective tax rate(2)	$46,586	13.5%	$22,978	(27.6)%
____________________
(1)For the years ended December 31, 2024 and 2023, permanent differences in taxable income from net income (loss) for U.S. GAAP purposes included dividends paid from the Company’s TRSs to the REIT, the dividends paid deduction for tax purposes, amortization of goodwill for tax purposes, and a difference in compensation expense related to the officer’s compensation limitation, dividends paid on unvested and outstanding equity incentive awards, as applicable, and non-cash equity compensation expense for tax purposes.
(2)The provision for income taxes is primarily recorded at the taxable subsidiary level.

TWO HARBORS INVESTMENT CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The Company’s consolidated balance sheets as of December 31, 2025 and December 31, 2024 contain the following current and deferred tax liabilities and assets, which are included in other assets and other liabilities, and are recorded at the taxable subsidiary level:

(in thousands)	December 31, 2025	December 31, 2024
Income taxes receivable (payable):
Federal income taxes receivable (payable)	$2,457	$(3,440)
State and local income taxes receivable (payable)	786	(777)
Income taxes receivable (payable), net	3,243	(4,217)
Deferred tax assets (liabilities):
Deferred tax asset	5,276	4,751
Deferred tax liability	(92,470)	(100,231)
Total net deferred tax assets (liabilities)	(87,194)	(95,480)
Total tax assets (liabilities), net	$(83,951)	$(99,697)

For the year ended December 31, 2025, the Company paid cash for income taxes, net of refunds, of $24.6 million, of which, $23.5 million related to federal income taxes and $1.2 million related to state income taxes. No payments to any individual state jurisdiction exceeded five percent of total income taxes paid, net of refunds.

Deferred Tax Assets and Liabilities
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting and tax purposes at the TRS level. Components of the Company’s net deferred tax liabilities and assets as of December 31, 2025 and December 31, 2024 were as follows:

(in thousands)	December 31, 2025	December 31, 2024
Mortgage servicing rights	$(91,564)	$(99,980)
Net operating loss carryforward	2,351	2,444
Other	2,019	2,056
Total deferred tax assets (liabilities)	(87,194)	(95,480)
Valuation allowance	—	—
Total net deferred tax assets (liabilities)	$(87,194)	$(95,480)

As of December 31, 2025 and December 31, 2024, the Company had not recorded a valuation allowance for any portion of its deferred tax assets as it did not believe, at a more-likely-than-not level, that any portion of its deferred tax assets would not be realized.
Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s consolidated financial statements of a contingent tax liability for uncertain tax positions. Additionally, there were no amounts accrued for penalties or interest as of or during the periods presented in these consolidated financial statements. The Company and its TRSs file income tax returns with the U.S. federal government and various state and local jurisdictions. Generally, the Company is no longer subject to tax examinations by tax authorities for tax years ended prior to December 31, 2022.

TWO HARBORS INVESTMENT CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 19. Earnings Per Share
The following table presents a reconciliation of the net (loss) earnings and shares used in calculating basic and diluted (loss) earnings per share for the years ended December 31, 2025, 2024 and 2023:

	Year Ended
	December 31,
(in thousands, except share data)	2025	2024	2023
Basic (Loss) Earnings Per Share:
Net (loss) income	$(454,300)	$298,168	$(106,371)
Dividends on preferred stock	(52,791)	(47,136)	(48,607)
Gain on repurchase and retirement of preferred stock	—	644	2,973
Dividends and undistributed earnings allocated to participating restricted stock units	(1,309)	(1,693)	(1,220)
Net (loss) income attributable to common stockholders, basic	$(508,400)	$249,983	$(153,225)
Basic weighted average common shares	104,111,993	103,562,824	95,672,143
Basic (loss) earnings per weighted average common share	$(4.88)	$2.41	$(1.60)
Diluted (Loss) Earnings Per Share:
Net (loss) income attributable to common stockholders, basic	$(508,400)	$249,983	$(153,225)
Reallocation impact of undistributed earnings to participating restricted stock units	—	(77)	—
Interest expense attributable to convertible notes	—	18,199	—
Net (loss) income attributable to common stockholders, diluted	$(508,400)	$268,105	$(153,225)
Basic weighted average common shares	104,111,993	103,562,824	95,672,143
Effect of dilutive shares issued in an assumed vesting of performance share units	—	477,465	—
Effect of dilutive shares issued in an assumed conversion	—	9,049,219	—
Diluted weighted average common shares	104,111,993	113,089,508	95,672,143
Diluted (loss) earnings per weighted average common share	$(4.88)	$2.37	$(1.60)

For the years ended December 31, 2025 and 2023, excluded from the calculation of diluted earnings per share was the effect of adding undistributed earnings reallocated to participating RSAs and RSUs, as their inclusion would have been antidilutive. For the year ended December 31, 2024, participating RSUs were included in the calculation of basic and diluted earnings per share under the two-class method, as it was more dilutive than the alternative treasury stock method.
For the years ended December 31, 2025 and 2023, excluded from the calculation of diluted earnings per share was the effect of adding weighted average common share equivalents related to the assumed vesting of outstanding PSUs, as their inclusion would have been antidilutive for these periods. For the year ended December 31, 2024, the assumed vesting of outstanding PSUs was included in the calculation of diluted earnings per share under the two-class method, as it was more dilutive than the alternative treasury stock method.
For the years ended December 31, 2025 and 2023, excluded from the calculation of diluted earnings per share was the effect of adding the assumed conversion of the Company’s convertible senior notes, as inclusion would have been antidilutive under the two-class method for these periods. For the year ended December 31, 2024, the assumed conversion of the Company’s convertible senior notes was included in the calculation of diluted earnings per share under the if-converted method.

TWO HARBORS INVESTMENT CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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
The Company’s investment portfolio is managed as a whole and resources are allocated and financial performance is assessed by the Company’s Chief Investment Officer, its chief operating decision maker (the “CODM”), based on total assets reported on the consolidated balance sheet and comprehensive income (loss) reported on the consolidated statement of comprehensive income (loss). The Company’s CODM views consolidated expense information related to interest expenses, compensation and benefits, other operating expenses and tax expenses to be significant. Consolidated comprehensive income (loss) is also used by the CODM to monitor actual results and benchmarking to that of its peers, the results of which are used to establish management’s compensation. Investment and hedging decisions are assessed collectively by the CODM, based on the inputs discussed above. Accordingly, the Company consists of a single operating and reportable segment and the consolidated financial statements and notes thereto are presented as a single reportable segment.

Note 21. Subsequent Events
Events subsequent to December 31, 2025 were evaluated through the date these consolidated financial statements were issued and no other additional events were identified requiring further disclosure in these consolidated financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
A review and evaluation was performed by our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on that review and evaluation, the CEO and CFO have concluded that our current disclosure controls and procedures, as designed and implemented, were effective as of December 31, 2025. Although our CEO and CFO have determined our disclosure controls and procedures were effective at the end of the period covered by this Annual Report on Form 10-K, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the reports we submit under the Exchange Act.
There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment the Company’s management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 framework).
Based on its assessment, the Company’s management believes that, as of December 31, 2025, the Company’s internal control over financial reporting was effective based on those criteria.
The Company’s independent auditors, Ernst & Young LLP, have issued an attestation report on the effectiveness of the Company’s internal control over financial reporting. This report appears on page 119 of this annual report on Form 10-K.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors
of Two Harbors Investment Corp.
Opinion on Internal Control Over Financial Reporting
We have audited Two Harbors Investment Corp.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Two Harbors Investment Corp. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of comprehensive (loss) income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 17, 2026 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
Minneapolis, Minnesota
February 17, 2026

Item 9B. Other Information
(a)None.
(b)During the three months ended December 31, 2025, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information with respect to this item will be set forth in the proxy statement for our 2026 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A (the “Proxy Statement”) or an amendment to this Annual Report on Form 10-K (“Form 10-K/A”) under the captions “Overview of Director Nominees,” “Board Composition,” “Director Nominations,” “Corporate Governance Policies and Practices,” “Director Compensation” and “Executive Officers” and is incorporated herein by reference. The Proxy Statement or Form 10-K/A will be filed with the SEC not later than 120 days after December 31, 2025.

Item 11. Executive Compensation
The information with respect to this item will be set forth in the Proxy Statement or Form 10-K/A under the captions “Executive Compensation,” “Director Compensation” and “Compensation Committee Interlocks and Insider Participation” and is incorporated herein by reference. The Proxy Statement or Form 10-K/A will be filed with the SEC not later than 120 days after December 31, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information with respect to this item will be set forth in the Proxy Statement or Form 10-K/A under the caption “Stock Ownership” and is incorporated herein by reference. The Proxy Statement or Form 10-K/A will be filed with the SEC not later than 120 days after December 31, 2025. The information set forth under “Securities Authorized for Issuance Under Equity Compensation Plans” in Part II, Item 5 of this Annual Report on Form 10-K is also incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information with respect to this item will be set forth in the Proxy Statement or Form 10-K/A under the captions “Certain Relationships and Related Party Transactions” and “Director Independence” and is incorporated herein by reference. The Proxy Statement or the Form 10-K/A will be filed with the SEC not later than 120 days after December 31, 2025.

Item 14. Principal Accountant Fees and Services
The information with respect to this item will be set forth in the Proxy Statement or Form 10-K/A under the caption “Auditor Fees” and is incorporated herein by reference. The Proxy Statement or Form 10-K/A will be filed with the SEC not later than 120 days after December 31, 2025.

PART IV

Item 15. Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of this Annual Report on Form 10-K:
(1)Consolidated Financial Statements:
The consolidated financial statements of the Company, together with the independent registered public accounting firm’s report thereon, are set forth in Part II, Item 8 on pages 59 through 67 of this Annual Report on Form 10-K and are incorporated herein by reference.
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
2.1
Agreement and Plan of Merger, dated as of June 11, 2009, by and among Capitol Acquisition Corp., Two Harbors Investment Corp., Two Harbors Merger Corp. and Pine River Capital Management L.P. (incorporated by reference to Annex A filed with Amendment No. 4 to the Registrant’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission ("SEC") on October 8, 2009).

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

2.4
Agreement and Plan of Merger, dated as of December 17, 2025, by and among UWM Holdings Corporation, UWM Acquisitions 1, LLC and Two Harbors Investment Corp. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 17, 2025).

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

4.3
Fourth Supplemental Indenture, dated as of May 13, 2025, between Two Harbors Investment Corp. and U.S. Bank Trust Company, National Association, as series trustee (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form 8-A, filed with the SEC on May 13, 2025).

4.4
Form of 9.375% Senior Notes Due 2030 of the Company (attached as Exhibit A to the Fourth Supplemental Indenture, incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form 8-A, filed with the SEC on May 13, 2025).

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

10.8	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 19, 2009).
10.9	Settlement Agreement and Release, dated August 20, 2025 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 20, 2025).
10.10*
Two Harbors Investment Corp. Severance Benefits Plan (Amended & Restated Effective December 16, 2025) (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on December 17, 2025).

10.11*	Form of Accelerated Payment Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 17, 2025).
10.12*	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 17, 2025).
19.1	Two Harbors Investment Corp. Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 18, 2025).
21.1	Subsidiaries of Registrant. (filed herewith)
23.1	Consent of Independent Registered Public Accounting Firm of Ernst & Young LLP. (filed herewith)
24.1	Powers of Attorney (included on signature page).
31.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
31.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)
97.1	Two Harbors Investment Corp. Incentive Compensation Recoupment Policy (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 21, 2023).

Exhibit Number	Exhibit Index
101	Financial statements from the Annual Report on Form 10-K of Two Harbors Investment Corp. for the year ended December 31, 2025, formatted in Inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive (Loss) Income, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements. (filed herewith)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101). (filed herewith)
____________________
*    Management or compensatory agreement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TWO HARBORS INVESTMENT CORP.
Dated:	February 17, 2026	By:	/s/ William Greenberg
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

Signature	Title	Date
/s/ William Greenberg	Director, President and Chief Executive Officer (Principal Executive Officer)	February 17, 2026
William Greenberg

/s/ William Dellal	Vice President and Chief Financial Officer (Principal Financial Officer)	February 17, 2026
William Dellal

/s/ Jillian Halm	Chief Accounting Officer (Principal Accounting Officer)	February 17, 2026
Jillian Halm

/s/ Stephen G. Kasnet	Chairman of the Board of Directors	February 17, 2026
Stephen G. Kasnet

/s/ E. Spencer Abraham	Director	February 17, 2026
E. Spencer Abraham

/s/ James J. Bender	Director	February 17, 2026
James J. Bender

/s/ Sanjiv Das	Director	February 17, 2026
Sanjiv Das

/s/ Karen Hammond	Director	February 17, 2026
Karen Hammond

/s/ James A. Stern	Director	February 17, 2026
James A. Stern

/s/ Hope B. Woodhouse	Director	February 17, 2026
Hope B. Woodhouse