Form 10-K/A
period 2025-12-31
TWO HARBORS INVESTMENT CORP.
filed 2026-04-27
CIK 1465740

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
As of April 22, 2026, there were 105,046,333 shares of common stock, par value $0.01 per share, issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

Table of Contents
EXPLANATORY NOTE
We are filing this Amendment No. 1 to Annual Report on Form 10-K/A (“this Amendment” or “this report”) to amend the Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (Commission File Number 001-34506) (the “2025 Annual Report on Form 10-K”), as filed by the registrant with the Securities and Exchange Commission (the “SEC”) on February 17, 2026. The purpose of this Amendment is to include in Part III the information that was to be incorporated by reference from the proxy statement for the registrant’s 2026 Annual Meeting of Stockholders, as well as to update certain of the information included on the cover page of the 2025 Annual Report on Form 10-K and in the list of exhibits included in Part IV, Item 15 and the Exhibit Index of this report. The Part III information was previously omitted from the 2025 Annual Report on Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in Items 10 through 14 of Part III of Form 10-K to be incorporated in the Form 10-K by reference from the registrant’s definitive proxy statement if such statement is filed not later than 120 days after the registrant’s fiscal year-end. The registrant is filing this Amendment to include Part III information in the 2025 Annual Report on Form 10-K because the registrant does not expect to file a definitive proxy statement containing such information within 120 days after the end of the fiscal year covered by the 2025 Annual Report on Form 10-K. This Amendment hereby amends the cover page, Part III, Items 10 through 14, and Part IV, Item 15 of the 2025 Annual Report on Form 10-K. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the registrant’s principal executive officer and principal financial officer are filed as exhibits to this Amendment. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosures with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted and we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
No attempt has been made in this Amendment to modify or update the other disclosures presented in the 2025 Annual Report on Form 10-K. This Amendment does not reflect events occurring after the filing of the 2025 Annual Report on Form 10-K (i.e., those events occurring after February 17, 2026) or modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the 2025 Annual Report on Form 10-K and the registrant’s other filings with the SEC.
As used in this Amendment, unless the context otherwise requires, all references to “Two Harbors,” “Company,” “we,” “us,” and “our” refer to Two Harbors Investment Corp. and its subsidiaries.

i

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Our Board of Directors
Our business affairs are managed under the direction of our Board of Directors, which is currently composed of eight members. Seven of our directors are independent within the meaning of the listing standards of the New York Stock Exchange (the “NYSE”). Our directors serve for one-year terms until the next annual meeting of stockholders, and until their respective successors are duly elected and qualified or until their earlier death, resignation or removal.
The following is a brief biography of each member of the Board, including their respective ages as of the date of this Amendment.

E. Spencer Abraham
Director since: 2014 Age: 73 Board Committees: Compensation (Chair); Nominating and Corporate Governance
E. Spencer Abraham is an independent member of the Board of Directors and has served as a director of our company since May 2014. Since 2005, Secretary Abraham has served as the Chairman and Chief Executive Officer of The Abraham Group LLC, an international strategic consulting firm based in Washington, D.C. He represented the State of Michigan in the United States Senate prior to being selected by President George W. Bush as the tenth U.S. Secretary of Energy. During his tenure at the Energy Department from 2001 through January 2005, he developed policies and regulations to ensure the nation's energy security, was responsible for the U.S. Strategic Petroleum Reserve, oversaw domestic oil and gas development policy, and developed relationships with international governments, including members of the Organization of the Petroleum Exporting Countries. Secretary Abraham serves as a director of PBF Energy Inc. (NYSE: PBF), where he is a member of its compensation and nominating and corporate governance committees; Uranium Energy Corp. (NYSE: UEC), where he is the Chairman of the Board; NRG Energy, Inc. (NYSE: NRG), where he is Chairman of its compensation committee; and Emissions Reduction Corp., a private company. Secretary Abraham previously served as a director of Occidental Petroleum Corporation (NYSE: OXY), as a director of GenOn Energy, Inc. and as a director and member of the nominating and corporate governance and compensation committees of ICx Technologies. He also previously served on the board of directors for C3 AI and was a member of the board of trustees for the California Institute of Technology. He is also a senior advisor to Blank Rome Government Relations LLC. Secretary Abraham holds a J.D. from Harvard Law School. We believe Secretary Abraham is qualified to serve as a director of the company because of his extensive public company board experience.

James J. Bender
Director since: 2013 Age: 69 Board Committees: Compensation; Nominating and Corporate Governance
James J. Bender is an independent member of our Board of Directors and has served as a director of our company since May 2013. Mr. Bender served as Senior Vice President Special Projects of WPX Energy, Inc. (NYSE: WPX) from May 2014 to July 2014. Previously, he served as the President and Chief Executive Officer of WPX Energy and as a member of the WPX Energy board of directors from December 2013 to May 2014 and was Senior Vice President and General Counsel of WPX Energy from April 2011 to December 2013. From December 2002 to December 2011, he served as General Counsel and Corporate Secretary of The Williams Companies Inc. and, from September 2005 to December 2011, he also served as General Counsel of Williams Partners GP LLC, the general partner of Williams Partners L.P. Mr. Bender served as the General Counsel of the general partner of Williams Pipeline Partners L.P., from 2007 until its merger with Williams Partners in August 2010. Mr. Bender served on the senior advisory board of Orion Infrastructure Capital, a privately-held private equity firm until June 2023. Mr. Bender served as director of the general partner of Shell Midstream Partners, L.P. (NYSE: SHLX) from October 2014 to October 2022. Mr. Bender also served as director and Chairman of the board of directors for Apco Oil & Gas International Inc. (NASDAQ: APAGF), an affiliate of WPX Energy, Inc., from December 2013 to August 2014. Mr. Bender received a Bachelor’s degree in mathematics from St. Olaf College and a J.D. from the University of Minnesota Law School. We believe Mr. Bender is qualified to serve as a director because of his experience with and knowledge of corporate governance, regulatory matters and issues applicable to a public company and its board of directors.

Sanjiv Das
Director since: 2024 Age: 64 Board Committees: Audit; Compensation
Sanijv Das is an independent member of our Board of Directors and has served as a director of our company since March 2024. Mr. Das has served as President of Pagaya Technologies Ltd. (NASDAQ: PGY) since October 2023 and has also been designated as Co-Founder at Pagaya Technologies Ltd. In this role, he oversees the strategy and growth of Pagaya’s commercial business. Previously, Mr. Das served as Chief Executive Officer of Caliber Home Loans, Inc. from 2016 to 2021. Prior thereto, Mr. Das served as Head of International Businesses at First Data Corporation, a KKR-owned company, from 2014 to 2016 and held positions as Chief Executive Officer, President and Chairman of the Board for the mortgage division of Citibank, N.A. from 2008 to 2013. During his career, Mr. Das has also held senior roles at Morgan Stanley, American Express and Bank of America. Mr. Das has served on the board of the Housing Policy Council and was an active member of the Mortgage Bankers Association. He is also a member of the Leonard Bernstein Circle of The New York Philharmonic and serves on the board of American Friends of The Cite de Vin. We believe Mr. Das is qualified to serve as a director because of his knowledge of the mortgage industry and experience as an executive in financial services.

William Greenberg
Director since: 2020 Age: 58
William Greenberg is our President and Chief Executive Officer and a member of our Board of Directors. Mr. Greenberg has served as President and Chief Executive Officer since June 2020 and as a director since September 2020. Mr. Greenberg previously served as our Chief Investment Officer from June 2021 to August 2022, as our Co-Chief Investment Officer from January 2020 to June 2020 and as Co-Deputy Chief Investment Officer from June 2018 to January 2020. Mr. Greenberg has over 25 years of experience managing portfolios of structured finance assets. Prior to joining Two Harbors in 2012, Mr. Greenberg was a Managing Director at UBS AG, holding various senior positions with responsibilities including managing the mortgage repurchase liability risk related to over $100 billion of RMBS and whole loans issued and/or sold by UBS. Additionally, Mr. Greenberg was Co-Head of Trading within the SNB StabFund, including managing $40 billion of legacy RMBS, ABS, and CMBS. Prior to joining UBS, Mr. Greenberg was a Managing Director at Natixis NA, where he co-managed portfolios of RMBS and Agency mortgage servicing rights. Mr. Greenberg holds a B.S. degree in physics from the Massachusetts Institute of Technology, and M.S. and Ph.D. degrees in theoretical nuclear physics from the University of Washington. We believe Mr. Greenberg is qualified to serve as a director because of his extensive knowledge of our company’s business and investment strategies.

Karen Hammond
Director since: 2018 Age: 69 Board Committees: Audit; Risk Oversight (Chair)
Karen Hammond is an independent member of our Board of Directors and has served as a director of our company since July 2018. Ms. Hammond served as a director of CYS Investments, Inc. (“CYS”) from October 2014 until its merger with Two Harbors. Ms. Hammond served as Managing Director of Devonshire Investors, a private equity group within Fidelity, from 2007 through 2013. From 1993 to 2007, Ms. Hammond held various positions at Fidelity. She was Vice President and Chief Administrative Officer in Equity Research for Fidelity Management & Research Company, Vice President-Associate Group Leader in International Equities for Fidelity Management & Research Company, Chief Operating Officer of Investments in Fidelity Investments Japan, Senior Vice President and Corporate Treasurer at FMR Corp., and Senior Vice President of Investment Services for Fidelity Management & Research Company. Before serving at Fidelity, Ms. Hammond was Treasurer and Chief Financial Officer at the Boston Five Cents Savings Bank. Ms. Hammond serves as a member of the Rhode Island State Investment Commission, a trustee of Rhode Island School of Design, a member of the Board of Governors for the RISD Museum, a director of Blue Cross Blue Shield of Rhode Island, and as an independent board member of the New York Life Insurance Group of Funds. Ms. Hammond previously served as a board member of Moses Brown School and as Vice Chair of the Nellie Mae Education Foundation. Ms. Hammond was initially appointed as a director pursuant to contractual rights of CYS granted in the merger agreement between Two Harbors and CYS. We believe Ms. Hammond is qualified to serve as a director because of her diverse experience in investment management, fixed income and mortgage banking, private equity, corporate treasury and banking.

Stephen G. Kasnet
Director since: 2009 Age: 80 Chairman of the Board Board Committees: Audit; Risk Oversight
Stephen G. Kasnet is an independent member and the Chairman of our Board of Directors. He has been a director of our company since our merger with Capitol Acquisition Corp. (“Capitol”) in October 2009. Mr. Kasnet serves as a director of Granite Point Mortgage Trust Inc. (NYSE: GPMT), where he is Chairman of the Board. He served as a director of Silver Bay Realty Trust Corp. (NYSE: SBY) from 2012 to 2017, as director and Chairman of Juniper Pharmaceuticals, Inc. (formerly Columbia Laboratories, Inc.)(NASDAQ: JNP) from 2004 to 2015, and was the Chairman of Dartmouth Street Capital LLC, a private investment firm, from 2007 through October 2009. He was also the President and Chief Executive Officer of Raymond Property Company LLC, from 2007 through October 2009. From 1995 to 2000 he served as Executive V.P. of Pioneer Group and President of Pioneer Real Estate and Pioneer Global Institutional Advisors. From 2000 to 2006, he was President and Chief Executive Officer of Harbor Global Company, Ltd., and President of PioGlobal Asset Management. From 1986 to 2002, Mr. Kasnet was a director and member of the executive committee of The Bradley Real Estate Trust. He was Chairman of Warren Bank from 1990 to 2003. He has also held senior management positions with other financial organizations, including: Pioneer Group, Inc.; First Winthrop Corporation; Winthrop Financial Associates; and Cabot, Cabot and Forbes. He previously held directorships at First Ipswich Bank, GoodBulk Ltd., Rubicon Ltd (NZX: RBC), Republic Engineered Products and FTD, Inc. He is a trustee of the Governor’s Academy, a private coed boarding high school in Byfield, Massachusetts. We believe Mr. Kasnet is qualified to serve as a director based on his audit committee experience and his experience as a director of public companies.

James A. Stern
Director since: 2018 Age: 75 Board Committee: Compensation; Risk Oversight (Chair)
James A. Stern is an independent member of our Board of Directors and has served as a director of our company since July 2018. Mr. Stern served as a director of CYS from 2006 until its merger with Two Harbors. As Chairman and Chief Executive Officer of The Cypress Group, Mr. Stern managed the firm’s investing activities. Mr. Stern has served as director of Merchants National Properties, Inc. since 2012. He served as a director of OHA Investment Corp. from 2014 until it was acquired in 2019. He has served on the boards of directors of a number of corporations including Affinia Group, Infinity Broadcasting, WESCO International, Inc., Lear Corporation, and Cinemark USA, Inc. Prior to founding The Cypress Group in 1994, Mr. Stern had a twenty year career with Lehman Brothers. He joined the firm in 1974 and was named Managing Director in 1982. In 1988, he joined the firm’s management committee and became Co-Head of Investment Banking. He was named Head of Merchant Banking in 1989. Mr. Stern was a trustee of Tufts University from 1982 to 2013 and was Chairman from 2003 to 2013. He is a board member of several charitable organizations including WNET, the Jewish Museum and the Cancer Research Foundation. Mr. Stern was appointed as a director pursuant to contractual rights of CYS granted in the merger agreement between Two Harbors and CYS. We believe Mr. Stern is qualified to serve as a director because of his experience in investments and capital markets and as a director of public companies.

Hope B. Woodhouse
Director since: 2012 Age: 69 Board Committees: Audit (Chair); Risk Oversight
Hope B. Woodhouse is an independent member of our Board of Directors and has served as a director of our company since May 2012. She has served as a director of Granite Point Mortgage Trust Inc. (NYSE: GPMT) since June 2017, as a trustee of Acadia Realty Trust (NYSE: AKR) since January 2023 and as a director of Monro, Inc. (NASDAQ: MNRO) since February 2023. Ms. Woodhouse has over 25 years of experience in the financial services industry at top-ranked, global alternative asset management firms and broker dealers. From 2005 to 2009, she served as Chief Operating Officer and as a member of the management committee of Bridgewater Associates, Inc. Between 2003 and 2005, Ms. Woodhouse was President and Chief Operating Officer of Auspex Group, L.P., and was Chief Operating Officer and a member of the management committee of Soros Fund Management LLC from 2000 to 2003. Prior to that, she held various executive leadership positions, including at Tiger Management L.L.C., and Salomon Brothers Inc. She has previously served as a director of Piper Jaffray Companies (NYSE: PJC), Seoul Securities Co. Ltd., Soros Funds Limited, and The Bond Market Association and as a member of the investment committee at Phillips Academy, Andover, Massachusetts. Ms. Woodhouse also is a trustee of the Tiger Foundation. Ms. Woodhouse received an A.B. degree in Economics from Georgetown University and an M.B.A. from Harvard Business School. We believe Ms. Woodhouse is qualified to serve as a director because of her background in the financial services industry and her experience serving in executive management roles.

Executive Officers
Our Board of Directors generally appoints our executive officers annually following our annual meeting of stockholders to serve until the meeting of the Board of Directors following the next annual meeting of stockholders. Set forth below is certain information about each of our executive officers.

William Greenberg
Age: 58
William Greenberg is our President, Chief Executive Officer and member of our Board of Directors. Mr. Greenberg has served as President and Chief Executive Officer since June 2020 and director since September 2020. He previously served as our Chief Investment Officer from June 2021 to August 2022, Co-Chief Investment Officer from January 2020 to June 2020, and Co-Deputy Chief Investment Officer from June 2018 to January 2020. He has over 25 years of experience managing portfolios of structured finance assets. Prior to joining Two Harbors in 2012, he was a Managing Director at UBS AG, holding various senior positions with responsibilities including managing mortgage repurchase liability risk related to over $100 billion of RMBS and whole loans issued or sold by UBS; and Co-Head of Trading within the SNB StabFund, managing $40 billion of legacy RMBS, ABS, and CMBS. Prior to UBS, he was a Managing Director at Natixis NA, where he co-managed portfolios of RMBS and Agency MSR. Mr. Greenberg holds a B.S. degree in physics from the Massachusetts Institute of Technology, and M.S. and Ph.D. degrees in theoretical nuclear physics from the University of Washington.

William Dellal
Age: 76
William Dellal is our Vice President and Chief Financial Officer. Mr. Dellal has served as Vice President and Chief Financial Officer since April 2025. He previously served as our Vice President and Interim Chief Financial Officer from August 2024 to April 2025. Prior to joining Two Harbors, Mr. Dellal served as the President of Caliber Home Loans where he oversaw Capital Markets and Treasury as well as worked on the monetization of Caliber and helped with their transition to Rithm (New Rez Mortgage) when purchased. Prior to becoming President of Caliber Home Loans, Mr. Dellal served as the Chief Financial Officer at Caliber Home Loans and his responsibilities included Finance, Capital Markets, Treasury, and negotiating debt and borrowing activities. Prior to that, Mr. Dellal served in leadership roles at Citi Mortgage, Natixis, and CDC North America among others. Mr. Dellal holds a B.A in Economics from Swarthmore College and a Ph.D. in Economics from Massachusetts Institute of Technology.

Nicholas Letica
Age: 63
Nicholas Letica is our Vice President and Chief Investment Officer and has served in that capacity since August 2022. Mr. Letica most recently served as a Managing Director at TD Securities where he was Co-Head of Securitized Products Sales and Trading and led the MBS trading business. Prior to that, Mr. Letica held the role of Managing Director / Senior Portfolio Manager at Cello Capital Management. His responsibilities included asset allocation of the MBS hedge fund portfolios, which included trading and hedging of the funds’ assets. Previously, Mr. Letica was a Managing Director at Citigroup Global Markets where he worked in the Mortgage Sales Group. Prior to that, Mr. Letica served in leadership roles at Deutsche Bank, Bank of America Securities, and Bear Stearns among others. Mr. Letica holds a B.S. degree in Chemical Engineering from The Johns Hopkins University.

Rebecca B. Sandberg
Age: 54
Rebecca B. Sandberg is our Vice President, Chief Legal Officer, Secretary and Chief Compliance Officer. Ms. Sandberg was appointed as our General Counsel and Secretary in March 2013 and before that served as our Deputy General Counsel and Secretary from May 2012 until March 2013. From June 2010 to May 2012, she served as our Senior Counsel and Assistant Secretary. She also served as Secretary of Granite Point Mortgage Trust Inc. (NYSE: GPMT) following its spin-out from Two Harbors in 2017 until August 2020, and served as Granite Point’s General Counsel from 2017 to December 2019. Prior to June 2010, Ms. Sandberg was in the private practice of law where she advised public and private clients in a variety of industries, primarily in the areas of securities laws, mergers and acquisitions, capital markets transactions, corporate governance and general corporate law. She received a B.A. from the University of Minnesota and a J.D. from William Mitchell College of Law.

Robert Rush
Age: 58
Robert Rush is our Vice President and Chief Risk Officer and has served in that capacity since 2014. Mr. Rush previously served as a Managing Director upon joining the Company in 2013. Prior to joining Two Harbors, Mr. Rush held a variety of positions at UBS AG in New York. During 2013, Mr. Rush was a Managing Director and Director of Risk Strategy for the Non-Core and Legacy Group, the unit established to oversee UBS’ exit from capital-inefficient businesses. From 2009 to 2012, he served as Head of Risk Analytics for the StabFund Investment Management Group, focusing on fundamental/technical analytics and interest rate risk management for a multi-billion portfolio of residential and commercial loans, RMBS, CMBS and ABS. From 2007 to 2008 Mr. Rush served as the Head CDO and Esoteric Asset Trader for the UBS Workout Group, and from 2006 to 2007 he co-managed the ABS/CMBS Derivatives Structuring Team within the Global CDO Group. From 1999 to 2006, he worked for John Hancock Financial Services, including as Vice President and Director of Quantitative Research for Declaration Management & Research; and from 1998 to 1999, he was with Queues Enforth Development as a Senior Operations Researcher. Mr. Rush holds a B.S. in Mathematics from Fordham University, an M.S. in Operations Research & Statistics from Rensselaer Polytechnic Institute, and a Ph.D. in Decision Sciences & Engineering Systems from Rensselaer Polytechnic Institute.

Alecia Hanson
Age: 45
Alecia Hanson is our Vice President and Chief Administrative Officer. Prior to joining Two Harbors in 2011, Ms. Hanson served as HR Manager, Site Director of Presbyterian Homes & Services from 2007 to 2011. There, she supported a campus of 500+ employees. Some of her projects included developing policies and procedures and implementing and managing HR technology. From 2005 to 2006, Ms. Hanson was a Staffing Manager for Landmark Staffing where her client was General Electric Oil & Gas. From 2002 to 2005 she was a Human Resources Consultant for TCM Consulting, Inc. Ms. Hanson received a B.S. degree in Sociology from Arizona State University.

None of our named executive officers have any employment agreement or other arrangements other than as provided for in our Severance Benefits Plan and the 2021 Plan and award agreements thereunder that govern the terms of the equity incentive awards that have been granted to them to date. Each of our named executive officers is a party to our standard employee confidentiality agreement, and in 2025 was party to an accelerated payment letter agreement, each of which is described in the section titled “Employment, Severance, Change of Control and Other Arrangements with our Named Executive Officers” beginning on page 17. For further information about our Severance Benefits Plan, including terms, conditions and restrictive covenants that apply, see the section titled “Employment, Severance and Change of Control Arrangements with our Named Executive Officers” beginning on page 17.
Corporate Governance Policies and Practices
Our Board of Directors is committed to maintaining the highest standards of business conduct and corporate governance. As described more fully below, we have adopted a Code of Business Conduct and Ethics applicable to the conduct of our directors and all employees. We have also adopted Corporate Governance Guidelines, which, in conjunction with our Articles of Incorporation, Bylaws and our board committee charters, provide the framework for our corporate governance practices.
You may access our Code of Business Conduct and Ethics, Corporate Governance Guidelines, the charters for our Audit Committee, Compensation Committee, Nominating and Corporate Governance Committee, and Risk Oversight Committee, and certain other policies under “Governance Documents” in the Corporate Responsibility section of our website at www.twoinv.com or by writing to our Investor Relations department at Two Harbors Investment Corp., 1601 Utica Avenue South, Suite 900, St. Louis Park, MN 55416 or by email to investors@twoinv.com.
Code of Business Conduct and Ethics
We have adopted a Code of Business Conduct and Ethics that applies to our directors and all employees when such individuals are acting for us or on our behalf. Among other matters, our Code of Business Conduct and Ethics is designed to detect and deter wrongdoing and to promote:
•honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
•full, fair, accurate, timely, and understandable disclosure in our SEC reports and other public communications;
•compliance with applicable governmental laws, rules, and regulations;

•prompt internal reporting of violations of the Code of Business Conduct and Ethics to appropriate persons identified in the Code; and
•accountability for adherence to the Code of Business Conduct and Ethics.
All of our employees are required to complete rigorous annual compliance training, including on the Code of Business Conduct and Ethics. Any waiver of the Code of Business Conduct and Ethics for our executive officers or directors may be made only by our Board of Directors or a committee thereof and will be promptly disclosed as required by law or stock exchange regulations. The Code of Business Conduct and Ethics was most recently updated and approved by the Board of Directors on March 23, 2022.
Board Committees
Our Board of Directors has formed four committees, including our Audit, Compensation, Nominating and Corporate Governance, and Risk Oversight Committees, and has adopted charters for each of these committees. Each committee is composed exclusively of directors who meet the independence and other requirements established by the rules and regulations of the SEC and the NYSE listing standards. Additionally, the Compensation Committee is composed exclusively of individuals intended to be, to the extent required by Rule 16b-3 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, non-employee directors.
The following table summarizes the current membership of each of our committees.

Director	Audit	Compensation	Nominating & Corporate Governance	Risk Oversight
E. Spencer Abraham		Chair	•
James J. Bender		•	•
Sanjiv Das	•	•
Karen Hammond	•			Chair
Stephen G. Kasnet	•			•
James A. Stern		•	Chair
Hope B. Woodhouse	Chair			•
Audit Committee
Our Audit Committee is responsible for engaging our independent registered public accounting firm, preparing Audit Committee reports, reviewing with the independent registered public accounting firm the plans and results of the audit engagement, approving professional services provided by the independent registered public accounting firm, reviewing the independence of the independent registered public accounting firm, considering the range of audit and non-audit fees, and overseeing the adequacy of our internal accounting controls, which are established by management.
Our Audit Committee is, and will at all times be, composed exclusively of “independent directors” as defined under the NYSE listing standards and who otherwise meet the NYSE listing standards. Each member of our Audit Committee is also financially literate, in that they are able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.
In addition, as a listed company, we must certify that our Audit Committee has and will continue to have at least one member who is financially sophisticated in that they have past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. Our Board of Directors has determined that each of Ms. Hammond, Mr. Kasnet and Ms. Woodhouse satisfies the definition of financial sophistication and also qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.
Our Audit Committee’s purpose and responsibilities are more fully set forth in its charter.

Director Nomination Process
Our Corporate Governance Guidelines provide the following minimum qualifications for directors in order to be considered for a position on our Board of Directors:
•the possession of the highest personal and professional ethics, integrity and values;
•the ability to exercise good business judgment and be committed to representing the long-term interests of the company and its stockholders;
•having an inquisitive and objective perspective, practical wisdom and mature judgment; and
•the willingness to devote the necessary time and effort to board of director duties, including preparing for and attending meetings of the Board of Directors and its committees.
In considering candidates for nomination as a director, the Nominating and Corporate Governance Committee generally assembles all information regarding a candidate’s background and qualifications, evaluates a candidate’s mix of skills and qualifications and determines the contribution that the candidate could be expected to make to the overall functioning of our Board of Directors. We endeavor to have a Board of Directors representing different backgrounds and a wide range of education, skills and professional experience in areas that are relevant to our business and status as a public company. With respect to the re-nomination of current directors, the Committee considers the foregoing factors as well as past participation in and contributions to the activities of our Board of Directors.
Our Nominating and Corporate Governance Committee will consider candidates recommended for nomination to our Board of Directors by our stockholders. Stockholder recommendations for nominees to the Board of Directors should be submitted in writing to our Secretary. The manner in which such Committee evaluates candidates recommended by stockholders is generally the same as any other candidate. However, the Committee will also seek and consider information concerning any relationship between a stockholder recommending a candidate and the candidate to determine if the candidate can represent the interests of all of the stockholders. The Committee will not evaluate a candidate recommended by a stockholder unless the stockholder’s proposal provides a certification that the potential candidate consents to being named in our proxy statement and will serve as a director if elected.
Item 11. Executive Compensation
Compensation Discussion and Analysis
Introduction
This Compensation Discussion and Analysis, or CD&A, provides an overview of our executive compensation program and information regarding decisions made by our Compensation Committee to assist with understanding our executive compensation for the fiscal year ended December 31, 2025. This CD&A should be read in conjunction with the tables, footnotes and narrative discussion following the CD&A.
2025 Compensation Program Summary
We believe our compensation program reflects our company’s financial and strategic objectives, supports our company’s talent strategies, and aligns the interests of our executive officers and other key employees with the interests of our stockholders. For the 2025 performance year, the Compensation Committee designed the program to help ensure that the total compensation of our executive officers recognized their important individual contributions, skills and leadership critical to the long-term success of the company while reflecting the company’s financial performance across changing market environments.
2025 Named Executive Officers
For 2025, our named executive officers were:

Name	2025 Title
William Greenberg	President and Chief Executive Officer
William Dellal	Vice President and Chief Financial Officer
Nicholas Letica	Vice President and Chief Investment Officer
Rebecca B. Sandberg	Vice President, Chief Legal Officer and Secretary
Robert Rush	Vice President and Chief Risk Officer

2025 Company Performance Summary
Overview of Our Business
TWO is a real estate investment trust, or REIT, that invests in, finances and manages mortgage servicing rights, or MSR, and Agency residential mortgage backed securities, or Agency RMBS, and through our operational platform, RoundPoint, we are one of the largest servicers of conventional loans in the country. We seek to leverage our core competencies of understanding and managing interest rate and prepayment risk to invest our portfolio of MSR and Agency RMBS. Our objective is to deliver more stable performance, relative to RMBS portfolios without MSR, across changing market environments. We are acutely focused on creating sustainable stockholder value over the long-term.
As a REIT, we are required by the Internal Revenue Code to distribute at least 90% of our REIT taxable income annually to our stockholders in the form of dividend payments. This REIT requirement means that we are limited in our ability to grow our book value and our equity capital base through the reinvestment of retained earnings from our business operations. We produce earnings through income we generate on our investments in MSR and Agency RMBS, net of the interest we pay to finance our assets and the other expenses we incur to operate our business, and through contractual servicing fees and interest income in our mortgage loan servicing operations. The nature of our business model is a key factor the Committee considers in administering our executive compensation program and determining appropriate metrics and setting targets and goals for performance-based compensation.
2025 Performance Year Summary
The following is a summary of the company’s key accomplishments and financial performance for 2025.

2025 Performance Year Summary
Since the pandemic in 2020, the investment landscape has been extremely challenging and volatile for interest rate and mortgage spread sensitive assets. Amidst this environment, we have actively managed our Agency RMBS coupon positioning across the coupon stack to extract relative value opportunities. We have also strategically increased our capital allocation to MSR, which in this environment has the characteristics of low prepayment and convexity risks, a positive cash flow, and an attractive yield. In 2025, we delivered the following financial results:

•Reported book value of $11.13 at December 31, 2025, compared to $14.47 at December 31, 2024. Including the $1.52 per common share of dividends declared, our total economic return on book value for 2025 was (12.6)%.(1) Excluding the $375 million settlement expense to resolve litigation with the company’s former external manager, our economic return on book value for 2025 was 12.1%.(1)

•Delivered value to our stockholders through total dividends of $1.52 per common share, equivalent to an average dividend yield of 13.8%.(2)
During 2025, we also accomplished several important objectives:
•Added $7.9 billion in UPB of MSR through bulk and flow-sale acquisitions and recapture, and sold $28.7 billion MSR UPB on a subservicing-retained basis.
•Increased RoundPoint’s total third-party subservicing portfolio to $40.4 billion UPB at year-end.
•Concluded the first full year of our direct-to-consumer recapture originations platform, funding $221.1 million UPB in first and second lien loans and brokering $198.7 million UPB in second lien loans.

We are satisfied with our performance in 2025 and we believe that this environment favors our paired portfolio construction of MSR and Agency RMBS, which has less exposure to fluctuations in mortgage spreads. Looking forward, we expect that demand for MSR will remain strong among the origination and investor communities. Though RMBS spreads have tightened, the paired construction of our low mortgage rate MSR with RMBS generates attractive risk adjusted returns with lower expected volatility than a portfolio of solely RMBS hedged with rates.

(1)Economic return on book value is defined as the increase (decrease) in common book value from the beginning to the end of the given period, plus dividends declared to common stockholders in the period, divided by common book value as of the beginning of the period.
(2)Average dividend yield is calculated based on the dividends declared in the given period, divided by the average daily closing share price during the given period.

Say-On-Pay Vote Results
At our 2025 Annual Meeting, stockholders voted on an advisory say-on-pay proposal and approximately 96.6% of the votes cast were voted in favor of the proposal. Our historical say-on-pay vote results at our five most recent stockholder meetings have all exceeded 95% of votes cast. The Compensation Committee believes these results affirm stockholder support for our approach to executive compensation and our objective of encouraging long-term strategic decision making that aligns the interests of our executive officers and stockholders.
Executive Compensation Program
Executive Compensation Program Philosophy and Objectives
Our Compensation Committee has adopted a compensation philosophy for our company that supports the company’s business and talent strategies. We believe a critical part of our company’s success depends on creating, implementing and maintaining an appropriate and competitive compensation program that motivates and incentivizes our executive officers and key employees both in the near- and long-term, and aligns the interests of our executive officers and other key employees with those of our stockholders.
The following core principles provide a framework for our executive compensation program:

Pay for Performance
• Our program is designed to motivate and reward individual and collective performance by ensuring that incentive compensation is commensurate with the level of achieved company-specific goals, financial results and industry expectations on an absolute and relative basis.
• Incentive plan targets are tied to specific financial and strategic/operational business goals and based on metrics that reflect our strategy and drive long-term value creation.

Strengthen our Ability to Retain our Work Force
• We are a specialized company operating in a highly competitive industry, and our continued success depends on retaining our talented executive team.
• Our program is designed to attract, motivate and retain highly qualified executives whose abilities and expertise are critical to our long-term success and our competitive advantage.
• We retain and reward our officers using equity incentives; our long-term success and stock price create opportunities for them to be rewarded for achieving company goals and objectives.

Align Risk and Reward
• We are committed to creating an environment that encourages increased profitability for our company without undue risk-taking.
• We strive to focus our executive officers’ decisions on goals that are consistent with our overall business strategy and that maximize the long-term success of our company.

Align Interests with Stockholders
 • We believe that tying compensation and equity ownership serves to directly align the interests of our executive officers with stockholders.
 • Our executive officers are required to meet stock ownership guidelines and are prohibited from hedging or pledging company stock.

Strong Compensation Governance
• Our Compensation Committee is committed to employing strong governance practices in overseeing our executive compensation program.
• Through competitive benchmarking and tools such as performance-based compensation, clawback policies, stock ownership guidelines, anti-hedging and pledging policies, we ensure our executives are paid fairly, aligned with stockholders and accountable.

To support our compensation philosophy and objectives, our compensation programs have generally been designed with the following compensation governance practices in mind:

What We Do:
✓We link a majority of total executive compensation directly to company performance
✓We use both absolute and relative performance metrics to create balance between company-specific goals and industry expectations
✓We cap annual cash incentive award and long-term performance share unit award payouts at 200% of the target award opportunity
✓Historically, and for our 2025 program, we utilized three-year performance share unit awards, the payouts for which are contingent upon the achievement of pre-defined three-year performance goals
✓We impose minimum vesting requirements on performance share units (3 years) and time-based restricted stock units (ratably over 3 years), encouraging long-term alignment and retention
✓We maintain robust stock ownership guidelines for our executive officers and directors
✓We have a comprehensive incentive compensation recoupment (clawback) policy for executive compensation as well as clawback provisions within our long-term equity incentive awards
✓We have an independent Compensation Committee which is advised by an independent third-party compensation consultant
✓We provide stockholders with an opportunity to cast an advisory say-on-pay vote on an annual basis

What We Don’t Do:
xNo individual employment agreements with any of our executive officers
xNo special retirement programs or benefits for executive officers
xNo excessive or unique perquisites for executive officers
xNo golden parachute excise or tax gross-up payments for executive officers
xNo liberal recycling of shares under our equity incentive plan
xNo repricing of stock options or buy-outs of underwater stock options without stockholder approval
xNo transactions by employees in company or peer group stock without pre-clearance from our compliance department
xNo hedging or pledging of company securities by our executive officers or directors
xNo “single-trigger” severance or vesting acceleration in the event of a change of control

Compensation Program Elements
Our Compensation Committee believes it is important to compensate our named executive officers with a compensation package that balances short-and long-term compensation and cash and equity-based compensation. As described in more detail below in “Peer and Competitive Market Positioning” on page 20, the Compensation Committee designed and implemented a compensation program that is based on competitive pay practices within our industry and broader financial services companies.
The compensation framework for our named executive officers includes three primary elements: base salary, annual cash incentive compensation and long-term equity incentive compensation, as summarized below.

Element	Key Characteristics	Compensation Philosophy
Base Salary	A fixed amount, paid in cash and reviewed annually; and, if appropriate, adjusted.	Provide a source of fixed income that is market competitive and reflects the role and responsibilities of the position held and the performance and contributions of the individual.
Annual Cash Incentive
A variable, short-term compensation element that is payable in cash based on achievement of key pre-established annual corporate financial and non-financial goals as well as individual goals that support our business.
Motivate and reward our executive officers for achievement of annual goals intended to drive overall company performance.
Long-Term Incentives
A variable, long-term compensation element that is provided in the form of performance share units (PSUs), time-vested restricted stock units (RSUs), time-vested restricted stock (RSAs), or a combination of the foregoing. PSUs generally vest only upon achievement of corporate financial goals after a 3-year performance period. RSUs and RSAs are time-based and generally vest ratably over 3 years with continued employment.

Align the interests of our executive officers with our stockholders; encourage focus on company performance measures that drive sustained long-term value creation; promote retention of our executive officers and encourage significant ownership of our common stock.

These three compensation elements provide the Compensation Committee with the tools to structure executive compensation with a mix of fixed pay and variable pay that is at-risk, commensurate with the company’s structure as an internally managed company. We describe each of these elements as well as the 2025 compensation of our executive officers in detail below.
Pay Levels and Mix
A significant portion of our executive officers’ target total direct compensation is comprised of short- and long-term variable performance-based, or at-risk, compensation to directly link pay to performance. Generally, higher level executive positions have a higher portion of pay that is performance-based. For 2025, annual incentive compensation was paid in cash based on the achievement of financial performance metrics (70%) and strategic and operational goals and objectives (30%). For purposes of the 2025 program, long-term variable performance-based compensation was in the form of equity awards, 50% of which were PSUs that vest based on achievement of company financial metrics and 50% of which were RSUs that have ratable time-based vesting over a three-year period and are valued based on the performance of the company’s common stock. For purposes of the 2026 program, the company granted equity awards entirely in the form of RSAs (in the case of Mr. Greenberg) and RSUs (in the case of the other named executive officers), in light of the previously proposed and now-terminated merger with UWM Holdings Corporation (“UWMC”).
As previously disclosed in our Current Report on Form 8-K filed with the SEC on March 27, 2026, we entered into an Agreement and Plan of Merger (the “CCM Merger Agreement”) with CrossCountry Mortgage, LLC (“CCM”), pursuant to which a merger subsidiary of CCM will merge with and into the company, with the company continuing as a wholly owned subsidiary of CCM (the “CCM Merger”). To the extent that the company grants additional equity awards during the pendency of the CCM Merger, we expect that such grants will be entirely in the form of RSAs or RSUs.
Base Salary
A portion of annual cash compensation is paid to our named executive officers as base salary to provide a competitive level of fixed pay for the execution of their key responsibilities. The Compensation Committee reviews base salaries on an annual basis, or upon a significant change in an executive officer’s responsibilities or role, to ensure that they are market competitive and reflective of the role and responsibilities as well as the individual's sustained performance and tenure. The annual base salaries established by the Committee for 2025 are provided in the table below.

Name	2025 Annual Base Salary (1)
William Greenberg	$1,000,000
William Dellal	$500,000
Nicholas Letica	$650,000
Rebecca B. Sandberg	$500,000
Robert Rush	$500,000
(1)For the 2025 performance year, no base salary adjustments were made for Mr. Dellal, Ms. Sandberg or Mr. Rush. Effective February 1, 2025, Mr. Greenberg’s base salary increased from $950,000 to $1,000,000 and Mr.. Letica’s base salary increased from $600,000 to $650,000.

For the 2026 performance year, no base salary adjustments are expected to be made for Mr. Greenberg, Mr. Dellal, Mr. Letica, Ms. Sandberg or Mr. Rush.
Annual Incentive Compensation
To help ensure that we achieve our compensation program principle of linking pay to performance, our Compensation Committee has established an annual incentive component that provides the opportunity for our executive officers to earn an annual cash incentive award. The annual incentive is designed to motivate and reward our named executive officers for achieving pre-established annual financial and strategic and operational goals and objectives.
At the beginning of each fiscal year, the Compensation Committee approves target annual incentive compensation, expressed as a percentage of base salary, for each executive officer. The specific performance measures, weightings, and goals and objectives that must be attained in order to receive compensation under the annual incentive framework are also established. For each financial performance measure, a threshold, target and maximum level of performance is defined, which have corresponding payout percentages. Near or following the end of the fiscal year, the Compensation Committee reviews the company’s actual performance against each of the pre-established performance measures and determines the level of performance achieved along with a corresponding payout percentage and approves the actual award payouts for each of the named executive officers.
Target Awards. When determining the target annual incentive award for each executive officer, the Compensation Committee reviews the available market data for the executive’s position, as well as the executive’s role and responsibilities, scope and complexity of the position, experience level, tenure with the company, and individual contributions and performance.
The following table sets forth the target annual incentives that were established for the 2025 performance year:

	2025 Target Annual Incentive
Name	Target Award	% of Base Salary
William Greenberg	$2,000,000	200%
William Dellal	$500,000	100%
Nicholas Letica	$1,235,000	190%
Rebecca B. Sandberg	$675,000	135%
Robert Rush	$425,000	85%
Performance Measures and Weightings. For each performance year, the Compensation Committee establishes the framework for performance measures, weightings, and goals and objectives that will motivate our executive officers to achieve the company’s financial, strategic and operational business objectives and deliver stockholder value. For 2025, the Compensation Committee established the following framework for the annual cash incentive targets:

2025 Annual Incentive Performance Framework
Financial Performance Metrics	70%
•50% Absolute Total Economic Return
•50% Relative Total Economic Return
Strategic and Operational Performance Goals and Objectives	30%
In establishing the specific performance metrics, the Compensation Committee’s focus on total economic return (“TER”) as a key measure of financial performance emphasizes the company’s commitment as a residential mortgage REIT to generating earnings efficiently against our capital base and returning those earnings to our stockholders, primarily in the form of dividends. TER reflects the overall economic return we generate and is comprised of our dividends paid and the change in the book value per share of common stock over a 12-month performance period. As such, it incorporates all aspects of our investment activity, including interest received on our investments, net of borrowing costs, and realized and unrealized gains and losses on our investments, hedging instruments, and other assets and liabilities. Additionally, we have observed that most investors and research analysts active in the residential mortgage REIT sector utilize this metric as a primary factor in analyzing residential mortgage REIT performance. Accordingly, it is the Committee’s view that the use of both absolute TER and relative TER (as compared to our performance peer group) provides a balanced assessment of our financial performance during the performance period. Beginning with the 2025 performance year, we measured relative TER using a combination of percentile rank (50% of relative TER) and fixed-width basis point variance from median peer group TER performance (50% of relative TER).

The Committee believes that this performance framework places an appropriate emphasis on financial results (70%), while acknowledging the critical importance that strategic and operational performance (30%) as well as the contributions that our executive officers play in contributing to our company’s overall performance and success.
Financial Performance. The following table sets forth the company’s financial performance metrics and actual performance for 2025, along with the metric weightings and the performance continuum against which company performance was measured for purposes of determining the annual incentive compensation payouts for our executive officers.

		Performance Continuum
Metric Weight	Financial Performance Metrics	Below Threshold	Threshold	Target	Maximum	2025 Actual (1)(2)
50%	Absolute TER	<1%	1%	9%	>15%	10.6%
	Absolute Payout Continuum (% of Target)	0%	25%	100%	200%	127%
50%	Relative TER compared to Performance Peer Group
	Percentile Rank (50% of Relative TER)	< 25th %ile	25th %ile	50th %ile	80th %ile	72nd %ile
	Fixed-Width Variance from Median (50% of Relative TER)	< (700 bps)	(700 bps)	0	700 bps	169%
	Relative Payout Continuum (% of Target)	0%	50%	100%	200%	171%
Weighted Payout Percentage						149%
(1)In connection with the company’s previously-proposed merger with UWMC, the company took certain tax-planning actions with respect to certain of its executives, which included the payment of annual incentives prior to the end of the 2025 fiscal year. Because the peer data used to calculate relative TER is not publicly available until well after the company's December 31st fiscal year end, the Committee determined that the relevant performance period for calculating TER was the 12-month period ended September 30, 2025. Actual payout percentages are calculated based on a linear interpolation across the performance continuum.
(2)Performance reflects the exclusion of the impact of non-routine litigation in 2025.
Strategic and Operational Performance Goals and Objectives. The Compensation Committee believes that strategic and operational performance is integral to the company’s overall performance and success and is, therefore, inextricably linked to the company’s financial results and long-term value creation for stockholders. The contributions of each of our executive officers, members of senior management and their respective teams are critical to ensuring that the company achieves its objective of delivering more stable performance, relative to RMBS portfolios without MSR, for our stockholders across changing market environments. Accordingly, strategic and operational performance comprises 30% of our executive officers’ target annual incentive compensation, with a payout continuum ranging from 0% to 200% based upon achievement of such goals and objectives.
In reviewing the 2025 performance year, the Compensation Committee noted a number of the company’s significant accomplishments during the year that were instrumental in driving strategic and operational achievements that support the company’s financial outlook and position the company to deliver long-term value to stockholders, including in the following core areas:

Drive Increased Earnings Power
✓Added $7.9 billion in UPB of MSR through bulk and flow-sale acquisitions and recapture, and sold $28.7 billion MSR UPB on a subservicing-retained basis.
✓Increased RoundPoint’s total third-party subservicing portfolio to $40.4 billion UPB at year-end.
✓Concluded the first full year of our direct-to-consumer recapture originations platform, funding $221.1 million UPB in first and second lien loans and brokering $198.7 million UPB in second lien loans.

Enhanced Business Processes and Controls
✓Continued our focus on strengthening our controls and increasing operational efficiencies by completing several systems and personnel-related integration efforts.
✓Implemented AI technology and other applications creating process efficiencies, improving borrower experience, and reducing costs.

Disciplined Compliance and Risk Management
✓Improvement to policies and procedures to address updated regulations.Enhanced internal risk monitoring and reporting framework.
✓Continued focus on strengthening cybersecurity controls, systems and monitoring to stay current with evolving threat environment.

Commitment to Stakeholders	✓Expanded communication channels with our stakeholders through numerous meetings with investors and analysts throughout the year. ✓Increased the breadth of our analyst coverage.
In considering the company’s significant accomplishments related to its strategic and operational goals and objectives in 2025, the Compensation Committee also considered the contributions and performance of our executive officers in achieving these and other business objectives.
2025 Actual Annual Incentive Compensation Payout. The following table sets forth the actual annual incentive compensation that was paid to our executive officers for performance against financial and strategic and operational goals and objectives in 2025, as compared with the target annual incentives that were established by the Compensation Committee. In connection with the company’s previously-proposed merger with UWMC, the company took certain tax-planning actions, which included the payment of our named executive officers’ 2025 annual incentives on December 26, 2025, rather than after the end of the 2025 fiscal year. The Compensation Committee also determined to exclude from the scoring of performance the impact of non-routine litigation in 2025.

	Total Target Annual Incentive	Financial Performance (70%)		Strategic and Operational (30%)		2025 Annual Incentive Compensation Payout Total
Name		Target Award	2025 Payout	Target Award	2025 Payout
William Greenberg	$2,000,000	$1,400,000	$2,090,200	$600,000	$990,000	$3,080,200
William Dellal	$500,000	$350,000	$522,550	$150,000	$180,000	$702,550
Nicholas Letica	$1,235,000	$864,500	$1,290,699	$370,500	$500,175	$1,790,874
Rebecca B. Sandberg	$675,000	$472,500	$705,443	$202,500	$263,250	$968,693
Robert Rush	$425,000	$297,500	$444,168	$127,500	$153,000	$597,168
Long-Term Incentive Compensation
Our Compensation Committee believes that equity incentive compensation is an important component of our executive compensation package and is critical in attracting, motivating and retaining outstanding employees. Equity incentive compensation closely aligns the long-term interests of our executive officers with those of our stockholders, while at the same time, promoting long-term employee retention and driving sustained long-term value creation for our stockholders.
For our 2025 program, our Compensation Committee established a long-term incentive framework that emphasized performance-based compensation through the use of performance share units (“PSUs”) as well as time-based restricted stock units (“RSUs”) granted pursuant to our 2021 Equity Incentive Plan. The Compensation Committee believed that using a mix of PSUs and RSUs would encourage our executives to focus on long-term company financial performance measures that are important to the continued success of our company and our stockholders while promoting the retention of our executive officers through the establishment of long-term vesting horizons embedded in the RSUs.
2025 Long-Term Award Mix. In 2025, our Compensation Committee awarded our executive officers with long-term incentive compensation that is comprised of a mix of PSUs and RSUs, with at least 50% in PSUs:
•Performance Share Units: PSUs are designed to reward the creation of long-term economic returns for our stockholders on an absolute and relative basis. To ensure that they incentivize and motivate meaningful long-term performance, PSUs generally vest following the end of a three-year performance period based on company financial performance metrics, and entitle the recipient to receive dividend equivalents that will accrue in the form of additional PSUs during the vesting period and are subject to the same vesting conditions as the underlying PSU award. The PSUs are earned based on absolute and relative total stockholder return (“TSR”), equally split, with relative metrics assessed against a predetermined performance peer group approved by the Compensation Committee at the start of the three-year performance period. In using three-year absolute and relative TSR for the long-term incentive performance metrics, the Compensation Committee believes that the mix of absolute and relative financial performance metrics provides a balanced assessment of the company’s overall performance. In addition, given half of the total payout opportunity is tied to absolute TSR performance, which must be positive to be earned, the PSU structure automatically caps the total payouts at target if absolute TSR is negative. Beginning in

2025, relative TSR performance was determined using a combination of percentile rank (50% of relative TSR) and fixed-width basis point variance from median peer group TSR performance (50% of relative TSR).
•Restricted Stock Units: RSUs are designed to promote the retention of our executive officers over a long-term vesting horizon and encourage their significant ownership of our common stock, which serves to align their interests with that of our stockholders. RSUs are a time-vesting equity, which generally vest ratably on an annual basis over a three-year period, and entitle the recipient to receive dividend equivalents during the vesting period.
Target Awards. When determining the target long-term incentive award for each executive officer, the Compensation Committee reviews the available market data for the executive’s position, as well as the executive’s role and responsibilities, scope and complexity of the position, experience level, tenure with the company, and individual contributions and performance.
The following table sets forth the target long-term incentives that were established by the Compensation Committee for the 2025 performance year:

	Total Target LTI Awards	% of Base Salary	Long-Term Incentive Awards
Name			PSUs (50%)	RSUs (50%)
William Greenberg	$3,500,000	350%	$1,750,000	$1,750,000
William Dellal	$500,000	100%	$—	$500,000
Nicholas Letica	$1,625,000	250%	$812,500	$812,500
Rebecca B. Sandberg	$875,000	175%	$437,500	$437,500
Robert Rush	$475,000	95%	$237,500	$237,500
PSUs are earned at the end of a full three-year performance period, depending upon the level of performance achieved by the company against pre-established performance goals set by the Compensation Committee, and are settled in shares of our common stock. For the 2025 PSU awards, the Committee established three-year goals and payout levels for attainment of such goals, including a threshold level below which no PSUs will vest. The goals were communicated to the executive officers at the time of the award, however, we do not share these goals publicly until the end of the performance period due to their material, non-public nature.
2023 PSU Awards. In 2023, the Compensation Committee granted PSUs to certain of our named executive officers which provided for a three-year performance period that commenced on January 1, 2023 and ended on December 31, 2025 (the “2023 PSUs”). The 2023 PSUs entitled recipients to receive shares of common stock following the end of the three-year performance period based on the achievement of specific performance goals selected by the Compensation Committee. The performance goals selected for the 2023-2025 performance period were absolute and relative TSR, equally split. The 2023 PSUs also entitled recipients to receive dividend equivalents that accrued in the form of additional PSUs during the vesting period and were subject to the same vesting conditions as the underlying PSU award.
In connection with the previously-proposed merger of the company with UWMC, the Compensation Committee took certain tax planning actions, including revising, effective as of December 17, 2025, the terms of the PSUs held by Messrs. Greenberg, Letica, and Rush and Ms. Sandberg that were subject to a 2023-2025 performance period, to change the performance period applicable to such PSUs to end December 16, 2025, rather than December 31, 2025. The Compensation Committee approved the accelerated vesting and settlement of such PSUs as of December 17, 2025. The Compensation Committee also determined to exclude from the scoring of performance the effects of the impact of non-routine litigation in 2025. Payouts are as reflected in the chart below:

		Performance Continuum
Metric Weight	Financial Performance Metrics	Below Threshold	Threshold	Target	Maximum	2023-2025 Actual
50%	Three-year Absolute TSR	<3%	3%	27%	45%	30%
	Absolute Payout Continuum (% of Target)	0%	25%	100%	200%	118%
50%	Three-year Relative TSR compared to Peer Group (1)	< 25th %ile	25th %ile	50th %ile	80th %ile	49th %ile
	Relative Payout Continuum (% of Target)	0%	50%	100%	200%	97%
Weighted 2023 PSU Payout Percentage (2)						121%
(1)For the 2023 PSUs, the performance peer companies were: NLY, AGNC, AAIC, ARR, CHMI, DX, EARN, IVR, RITM, ORC and PMT.
(2)The Absolute and Relative TSR values in this table exclude the effects of non-routine litigation, and the Weighted 2023 PSU Payout Percentage reflects certain additional adjustments to mitigate the reduction in company stock price that resulted from such litigation.

December 2025 RSA Grant to Mr. Greenberg.
In December 2025, the company approved an award of company RSAs for Mr. Greenberg, with a target grant date fair value of $3,500,000. This RSA grant was made for tax planning purposes on December 18, 2025, in connection with the previously-proposed merger of the company with UWMC, in lieu of RSU and PSU grants Mr. Greenberg may have otherwise received in 2026, under our 2026 long-term incentive compensation program.
RSAs are designed to promote retention over a long-term vesting horizon and encourage significant ownership of our common stock, which serves to align the holder’s interests with that of our stockholders. RSAs are a form of time-vesting equity, and entitle the recipient to receive dividends during the vesting period.
Mr. Greenberg vested in and forfeited a number of RSAs under this award necessary to satisfy applicable tax withholding obligations on the date he filed an election under Section 83(b) of the Internal Revenue Code with respect to this RSA award. His remaining RSAs will vest ratably on each of the first three anniversaries of the grant date, subject to accelerated vesting in the event of Mr. Greenberg’s termination without “cause” or for “good reason,” or due to Mr. Greenberg’s death or “disability,” or continued vesting in the event of Mr. Greenberg’s “retirement,” in each case as defined in Mr. Greenberg’s RSA agreement or the 2021 Plan.
In the event of a change of control during the vesting period, if Mr. Greenberg’s RSAs are replaced by the resulting entity, but Mr. Greenberg is terminated without “cause” or resigns for “good reason” during the 24-month period following such change of control, the RSAs would fully vest, and if Mr. Greenberg’s RSAs are not replaced by the resulting entity, his RSAs would fully vest immediately prior to such change of control.
Health, Welfare, Retirement and Other Personal Benefits
Our executive officers participate in a broad-based 401(k) retirement savings and safe harbor nonelective contribution plan that is available to all of the company’s employees. Under this plan, employees are allowed to contribute up to the annual amount allowable by law. For the 2025 performance year, the company matched employees contributions, up to 3% of eligible compensation to each executive’s 401(k) account, not to exceed the IRS regulated maximum contribution amount. We do not provide any other pension plans, supplemental retirement plans or deferred compensation plans for our executive officers.
Our executive officers also have the opportunity to participate in medical, dental, vision, disability, life and long-term care insurance, and health care savings and flexible dependent care accounts as well as qualified transportation benefits, all of which are provided generally to all of our employees.
We do not provide excessive or unique perquisites for the personal benefit of our named executive officers. We may from time to time provide limited benefits such as reserved office parking or other benefits that could potentially have a mixed work and personal benefit, such as wi-fi service during air travel or mobile phone usage, the costs of which are expected to be minimal and below any applicable reporting threshold.
Employment, Severance, Change of Control and Other Arrangements with our Named Executive Officers
Employment Agreements
We do not have any employment agreements with any of our named executive officers. Each of our named executive officers is a party to our standard employee confidentiality agreement signed by all company employees, which includes, among other things, confidentiality, inventions assignment, non-disparagement and non-solicitation provisions.
Accelerated Payment Letter Agreements
Effective December 17, 2025, we entered into standard form letter agreements with our named executive officers, and certain other executive officers of the company, to memorialize the terms of certain tax planning actions taken in connection with the previously-proposed merger of the company with UWMC. These actions included:
•the payment of annual cash incentives in respect of the 2025 performance year in a lump sum on December 26, 2025, rather than at the time such bonuses would have otherwise been paid to similarly-situated employees in calendar year 2026;
•the accelerated vesting and settlement, effective as of December 17, 2025, of outstanding RSUs held that would have otherwise vested in the first fiscal quarter of 2026; and
•revisions, effective as of December 17, 2025, to the terms governing outstanding PSUs that were subject to a 2023-2025 performance period to change the performance period applicable to such PSUs to end on December 16,

2025, rather than December 31, 2025, and the accelerated vesting and settlement of such PSUs, as of December 17, 2025.
The letter agreements provided that the foregoing amounts were generally subject to repayment (in a gross amount, including taxes), if the recipient’s employment terminated (other than due to death, disability, or a termination without “cause” or for “good reason”) before the time at which such payments or vesting events would have occurred in the ordinary course in 2026, or in the event that the amounts paid or vested were greater than the amounts that would have been paid or vested in the ordinary course in 2026. No such repayment was ultimately required for any of our executives.
Severance Benefits Plan
The company provides for the payment of severance benefits upon certain types of employment terminations through the Two Harbors Investment Corp. Severance Benefits Plan. The severance and change of control benefits in the Severance Benefits Plan are intended to be competitive with peers as well as general industry practices and have been established primarily to attract and retain talented and experienced executives, and reduce the personal uncertainty that executives are likely to feel when considering a corporate transaction. These arrangements also provide valuable retention incentives that focus executives on completing such transactions, thus, enhancing long-term stockholder value. The compensation under the various circumstances that trigger payments or provision of benefits upon termination or a change of control was determined to be broadly consistent with prevailing competitive practices.
Severance-related benefits are provided only if the executive executes a separation agreement, which includes, among other things, a general release, non-solicitation, non-disparagement and confidentiality provisions. Benefits under the Severance Benefits Plan are not available if an executive is terminated for “cause” or otherwise is deemed ineligible under the Plan and are subject to termination and the right of the company to clawback certain benefits if the executive violates the terms of any separation agreement entered into in exchange for severance benefits or any other restrictive covenant applicable to the executive officer.
The company amended and restated the Severance Benefits Plan, effective as of December 16, 2025, to make certain clarifying revisions to the definitions of “cause” and “good reason,” and to prohibit termination of or amendments to the Severance Benefits Plan during the two-year period following a change of control of the company, if such amendments would adversely affect employees covered by the Severance Benefits Plan at the time of a change of control of the company. The Severance Benefits Plan, as amended and restated, also provides for the reimbursement of participants’ legal fees in disputes regarding the Severance Benefits Plan under certain circumstances.
The potential severance benefits payable to our named executive officers under the Severance Benefits Plan are detailed in the narrative to the “Potential Payments Upon Termination of Employment or Change of Control” table on page 27.
Change of Control Arrangements
•Severance Benefits Plan. As described above, we have a Severance Benefits Plan that provides for certain cash payments to executive officers upon a change of control of the company. Under a “double-trigger” mechanism, an executive will be eligible for certain severance benefits if (a) there is a change of control and (b) within 24 months following the change of control, the executive’s employment is terminated by the company without “cause” or by the executive for “good reason.” For more information about the Severance Benefits Plan, please see the section above entitled “Severance Benefits Plan,” and for information about the potential payments to executives in the event of a change of control, please see the section below titled “Potential Payments Upon Termination or Change of Control” on page 27.
•Long-Term Equity Incentives. Our 2021 Plan and the individual award agreements that govern the equity awards granted to executive officers thereunder include “double-trigger” acceleration provisions with respect to the vesting of awards in connection with a change of control of the company. Specifically, if (a) there is a change of control and (b) within 24 months following the change of control, the executive’s employment is terminated by the company without “cause” or by the executive for “good reason,” then the vesting restrictions on any restricted stock awards then outstanding will lapse on the separation date of such executive. If, however, there is a change of control and the “resulting entity” in the change of control does not assume or continue the award, then the vesting restrictions then outstanding will lapse immediately prior to the change of control.
Under our Severance Benefits Plan and our 2021 Plan, a “change of control” is generally defined as (i) any person or group becomes the owners of more than 50% of our then-outstanding common stock or the combined voting power of our then outstanding voting securities, (ii) members of our Board at the beginning of any consecutive 24-month period cease to constitute at least a majority of our Board for any reason other than death or disability, or (iii) upon the completion of certain business combinations, including a merger or a sale of substantially all of the company’s assets.

If consummated, the CCM Merger is expected to constitute a “change in control” for purposes of the Severance Benefits Plan the 2021 Plan, and all then-outstanding RSAs, RSUs and PSUs are expected to be cashed out, in accordance with the terms of the CCM Merger Agreement.
For information about the potential payments pursuant to long-term equity incentive awards made under our 2021 Plan to executives in the event of a change of control, please see the section below titled “Potential Payments Upon Termination or Change of Control” on page 27.
Governance Framework for our Executive Compensation Program
How We Make Compensation Decisions
Role of the Compensation Committee
Our Compensation Committee, which is comprised entirely of independent directors, is responsible for establishing and overseeing our executive compensation program and makes all decisions relating to the compensation of our named executive officers. The Compensation Committee is also responsible for working to ensure that the total compensation paid to our named executive officers is fair, competitive and aligns their interests with those of our stockholders. As required by its charter, the Compensation Committee periodically reviews the company’s compensation policies and programs and makes any modifications that the Compensation Committee deems necessary or advisable, subject to the terms of such policies or programs. The Compensation Committee also annually reviews and approves the company's goals and objectives relevant to the compensation of the named executive officers and other key employees of the company. When making compensation decisions, the Compensation Committee considers peer and competitive market data and the recommendations of its independent compensation consultant as well as information provided by our human resources department with respect to each of the named executive officers. Our Compensation Committee is focused on implementing an overall compensation program that emphasizes retention of key personnel, links pay and performance and aligns the interests of our named executive officers with stockholders.
Role of the Independent Compensation Consultant
For 2025, our Compensation Committee engaged Pay Governance as its independent compensation consultant. The compensation consultant provides various services to the Compensation Committee, including advising the Compensation Committee on the principal aspects of our compensation program and evolving industry practices and presenting information to assist the Compensation Committee in determining the appropriate peer group to be used to evaluate the competitiveness of our compensation program. Our Compensation Committee considers advice and recommendations received from its compensation consultant regarding compensation matters, including when making decisions with respect to director and executive compensation. During 2025, Pay Governance provided a range of services at the Compensation Committee’s request, including but not limited to guidance on various matters related to 2025 compensation of executive officers and senior management and executive compensation policies.
Pay Governance does not provide services to our company other than the advice provided to our Compensation Committee and assistance with the valuation of our equity awards. Pay Governance has advised our Compensation Committee that the payments for fees and direct expense reimbursements it received from us during 2025 were immaterial as a percentage of their income for the period. Pay Governance has also advised us that neither they nor, to their knowledge, any member of their consulting team who provides services to our Compensation Committee owns any shares of our common stock. After considering the foregoing, as well as Pay Governance’s conflict of interest policies and procedures and the lack of known business and personal relationships between Pay Governance, its team members providing services to our Compensation Committee and its members, and our executive officers, our Compensation Committee concluded that Pay Governance’s work for it does not raise any conflict of interest concerns.
The Compensation committee reviews its relationship with Pay Governance annually, including the factors impacting Pay Governance’s independence under the rules of the SEC and the listing standards of the NYSE.
Role of Management
Our Compensation Committee makes all compensation decisions related to our named executive officers. Our Compensation Committee receives input from our Chief Executive Officer regarding the compensation and performance of named executive officers (other than himself), including recommendations as to the compensation levels that he believes are commensurate with an individual’s job performance, skills, experience, qualifications, criticality to our company, as well as with our compensation philosophy, external market data and considerations of internal equity. Our Chief Executive Officer regularly attends meetings of our Compensation Committee, except when our Compensation Committee is meeting in executive session or when the Chief Executive Officer’s own compensation arrangements are being considered. Our

Compensation Committee communicates its views and decisions regarding compensation arrangements for our named executive officers to the Chief Executive Officer, who is generally responsible for overseeing the implementation of such arrangements.
Peer and Competitive Market Positioning
To assist in making decisions regarding the compensation of our named executive officers, our Compensation Committee works with Pay Governance to engage in a comprehensive review of competitive market data from a group of publicly traded companies in specific industries in which we compete for executive talent, among other factors. The market data reviewed includes peer proxy data of companies that are similar in size, industry and management structure. We also use information derived from industry compensation surveys as an additional reference point for total cash and total direct compensation levels where publicly available proxy data is unavailable or insufficient.
Because there are relatively few companies in our industry that are similar both in size and in having an internal management structure – and no other companies with the same business model focused primarily on pairing MSR with Agency RMBS – our Compensation Committee, assisted by Pay Governance, considers a number of objective criteria in order to select a peer group to provide the best comparison for the purpose of benchmarking our executive compensation practices, including but not limited to:
•internally-managed companies in the mortgage REIT industry;
•companies in the financial services industry with market capitalization within a reasonable range;
•companies in the mortgage industry with relatively similar asset class investments; and
•companies that compete with us for executive talent.
    The Compensation Committee establishes two peer groups: one for executive compensation benchmarking and one for company performance. The Committee will periodically review the composition of its executive compensation and performance peer groups and, as appropriate, will update them to ensure continued relevance and to reflect mergers, acquisitions or other business-related changes that may occur.
Executive Compensation Peer Group. In approving 2025 executive compensation levels, the Compensation Committee used certain mortgage REIT and other financial peer companies for evaluating the company’s executive compensation program relative to the market. The following peer group (which was the same as 2024, except for the removal of HA Sustainable Infra. Cap., Inc.) consisted of U.S. companies that generally had total assets between 0.5x and 4.0x that of the company and a market capitalization between 0.2x and 3.0x that of the company (peer revenues were not used as a sizing criterion):

AGNC Investment Corp.	BrightSpire Capital, Inc.	Chimera Investment Corporation
Dynex Capital, Inc.	Ladder Capital Corp.	MFA Financial, Inc.
Mr. Cooper Group Inc.	New York Mortgage Trust, Inc.	PennyMac Financial Services, Inc.
Redwood Trust, Inc.	Rithm Capital Corp.
Performance Peer Group. In establishing the company’s performance goals and objectives, the Compensation Committee established a separate group of companies against which to measure the company’s relative performance for the purposes of determining payout of the 2025 annual incentive compensation. As noted above, because no peer companies exist that have the same business model of pairing MSR with Agency RMBS, the following peer group was necessarily constructed with a broad array of mortgage REIT peers having assets, investment strategies, or organizational structures that are similar, but not directly comparable, to that of the company’s (which was the same as 2024, except for the removal of Ellington Residential Mortgage REIT):

AGNC Investment Corp.	Annaly Capital Management, Inc.	Armour Residential REIT, Inc.
Cherry Hill Mortgage Investment Corp.	Dynex Capital, Inc.	Invesco Mortgage Capital Inc.
Orchid Island Capital Inc.	PennyMac Mortgage Investment Trust	Rithm Capital Corp.
Stock Ownership Guidelines
We have adopted robust stock ownership guidelines for our executive officers requiring them to own, within five years of adoption of the policy or becoming subject to the policy, a minimum amount of our common stock based on a multiple of their base salary. The ownership requirement is five times (5x) for our Chief Executive Officer and three times (3x) for our other named executive officers and certain members of our senior management team. Until the foregoing ownership requirements are met, each is expected to retain the shares of common stock received upon vesting of any long-term equity incentive compensation, net of any shares sold to pay withholding tax obligations associated with such vesting. Shares of common stock held directly or indirectly and for which the officer has voting and dispositive power, and shares underlying restricted stock awards or RSU awards granted under our 2021 Plan (or any future equity plan approved by stockholders), whether vested or unvested, are included in determining the number of shares held for this purpose. Shares that are indirectly beneficially owned (e.g., shares owned by an immediate family member) and shares of unvested PSUs are not eligible to be counted toward the minimum stock ownership requirements.
The following table sets forth the total stock ownership and value thereof for each of our current named executive officers, including beneficially owned shares and unvested restricted stock awards and RSUs, as calculated pursuant to our stock ownership guidelines as of December 31, 2025:

Name	Total Stock Ownership	Total Value of Stock Owned (1)	Stock Ownership Requirement
William Greenberg	549,131	$5,765,127	$5,000,000
William Dellal	36,703	$385,331	$1,500,000
Nicholas Letica	166,507	$1,748,096	$1,950,000
Rebecca B. Sandberg	156,718	$1,645,325	$1,500,000
Robert Rush	98,207	$1,031,040	$1,500,000
(1)Total value of stock owned based on the $10.4986 average closing price (unadjusted) of TWO's common stock for the 30 days preceding December 31, 2025.
Incentive Compensation Recoupment (Clawback) Policy
Our Incentive Compensation Recoupment Policy enables us to reduce or cancel unvested long-term equity incentive awards and recover previously paid cash and equity incentive compensation to our named executive officers and other senior executives in certain circumstances. The policy provides for the mandatory recovery of certain erroneously awarded incentive-based compensation from current and former executive officers in the event the company is required to prepare an accounting restatement. The policy also provides for the discretionary recoupment of incentive compensation from executive officers upon the occurrence of certain misconduct that the Board of Directors, in its discretion, determines is likely to cause or has caused material financial, operational or reputational harm to the company. This policy includes a three-year look back period.
While incentive compensation awards are intended and expected to be paid and vest in accordance with their terms, we believe our strong Incentive Compensation Recoupment Policy provides our Board of Directors with the ability to hold our named executive officers and other executives accountable for actions that are detrimental to our company. In October 2022, the SEC adopted final rules directing the NYSE to establish listing standards requiring the clawback of certain incentive compensation if an accounting restatement is required. In September 2023, our Board of Directors approved an amendment and restatement of our Incentive Compensation Recoupment Policy, with an effective date of December 1, 2023, in order to comply with NYSE listing standards.
Insider Trading Policy
The company has adopted an Insider Trading Policy governing the purchase, sale, and/or other dispositions of the company’s securities by directors, officers, and employees that the company believes are reasonably designed to promote compliance with insider trading laws, rules, and regulations, and the NYSE listing standards. In addition, it is the company’s policy to comply with applicable securities and state laws, including insider trading laws, when engaging in transactions in the company’s securities. Our Insider Trading Policy prohibits our directors, officers and employees from trading in securities of the company while in possession of material, nonpublic information. Our Insider Trading Policy also prohibits our directors, officers and employees from disclosing material, nonpublic information of the company to others, unless such disclosure is made in accordance with the company’s policies regarding the protection and external disclosure of information regarding the company. In addition, directors, officers, and employees of the company are required to obtain approval in advance of engaging in transactions in the company’s securities and comply with additional trading restrictions. This summary of our insider trading policies and procedures does not purport to be complete and is qualified in its entirety by reference to our Insider Trading Policy, a copy of which was filed as Exhibit 19.1 to our Annual Report on Form 10-K for the year ended December 31, 2024.
Hedging and Pledging
Our Insider Trading Policy also prohibits our executive officers from engaging in a number of transactions with respect to shares of the company’s common stock or other covered securities, including but not limited to: entering into hedging or monetization transactions with respect to company securities; pledging or margining company securities as collateral for a loan; and engaging in short sales or entering into any put, call or derivative transaction where they would earn a profit or offset losses due to changes in our stock price.

Equity Grant Policies and Procedures
In response to Item 402(x)(1) of Regulation S-K, the company currently does not, and during 2025 did not, grant new awards of stock options, stock appreciation rights, or similar option-like instruments under our 2021 Plan. Accordingly, the company has no specific policy or practice on the timing of such awards in relation to the disclosure of material nonpublic information. In the event the company determines to grant such awards, the company will evaluate the appropriate steps to take in relation to the foregoing.
Compensation Committee Report
The Compensation Committee of the Board of Directors reviewed and discussed with management of the company the foregoing “Compensation Discussion and Analysis” contained in this amendment to our Annual Report on Form 10-K. Based on that review and discussion, the Compensation Committee recommended that the “Compensation Discussion and Analysis” be included in this amendment to our Annual Report on Form 10-K.
By the Compensation Committee:

E. Spencer Abraham, Chair
James J. Bender
Sanjiv Das
James A. Stern
Compensation Risk Assessment
We believe that our compensation polices, practices and programs and related compensation governance structure work together to minimize exposure to excessive risk taking by our executive officers while appropriately encouraging the pursuit of long-term growth, profitability and strategic decision-making that emphasized stockholder value creation. We believe that our executive compensation program places the appropriate emphasis on performance and long-term objectives that are aligned with stockholder interests.
In reaching this determination, our Compensation Committee believes, among other things, that: (i) base salaries for our executive officers are targeted in a competitive market range and are not subject to performance risk; (ii) incentive compensation opportunities are appropriately balanced between annual and long-term performance and cash and equity compensation and utilize performance metrics that are the drivers of long-term success for our company and our stockholders; (iii) caps on performance-based incentive opportunities are used in both the annual cash and long-term incentive programs; (iv) our Incentive Compensation Recoupment (Clawback) Policy mitigates risk; (v) the use of non-financial performance factors in determining the payout of annual incentive compensation serves as a counterbalance to quantitative performance metrics; (vi) our stock ownership guidelines further align the long-term interests of our executive officers with those of our stockholders; and (vii) our policies restricting hedging, holding our common stock in a margin account and using our common stock as collateral for loans discourage our executive officers from focusing on our short-term stock price.
Our executive compensation program utilizes annual and long-term financial performance goals that are tied to key measures of short-term and long-term performance that drive stockholder value, and individual compensation targets are designed to be set with a reasonable amount of stretch that should not encourage imprudent risk taking. We believe our compensation policies, practices and programs encourage our executive officers to focus on sustaining our company’s long-term performance and delivering total return to our stockholders rather than encouraging decisions that result in a short-term benefit for our company and our executive officers. As a result, we do not believe that our executive compensation program is reasonably likely to have a material adverse effect on us.

2025 Summary Compensation Table
The table below summarizes the compensation of our named executive officers for the years ending December 31, 2025, 2024 and 2023.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
William Greenberg President and Chief Executive Officer	2025	994,231	—	7,221,834	3,080,200	—	11,296,265
	2024	919,038	—	3,066,561	1,799,680	—	5,785,279
	2023	875,001	—	2,313,442	2,684,375	225,860	6,098,678
William Dellal Vice President and Chief Financial Officer	2025	500,000	—	499,997	702,550	—	1,702,547
	2024	201,923	213,115	—	—	—	415,038
	2023	—	—	—	—	—	—
Nicholas Letica Vice President and Chief Investment Officer	2025	644,231	—	1,727,987	1,790,874	—	4,163,092
	2024	588,461	—	1,291,170	1,045,608	—	2,925,239
	2023	600,000	—	1,373,478	1,675,000	152,885	3,801,363
Rebecca B. Sandberg Vice President, Chief Legal Officer and Secretary	2025	500,000	—	930,453	968,693	—	2,399,145
	2024	490,385	—	780,086	639,360	—	1,909,831
	2023	500,000	—	829,800	1,040,000	92,718	2,462,518
Robert Rush Vice President and Chief Risk Officer	2025	500,000	—	505,102	597,168	—	1,602,270
	2024	490,385	—	511,084	377,060	—	1,378,529
	2023	500,000	—	772,584	570,000	80,725	1,923,309
(1)Values for 2025 represent the grant date fair value of RSUs and the target number of PSUs (as described in Note 3 below), and in the case of Mr. Greenberg, his December 18, 2025 RSA grant, in each case granted under the 2021 Plan during 2025. RSUs and RSAs generally vest in three equal annual installments beginning on the first anniversary of the grant date, so long as the officer complies with the terms of the applicable award agreement. PSUs generally vest after a three-year performance period, subject to the achievement of pre-established performance goals. Amounts shown for 2025 reflect the aggregate grant date fair value for equity awards for financial reporting purposes in accordance with ASC Topic 718 (without any reduction for risk of forfeiture) as determined based on applying the assumptions used in our audited financial statements. See Note 16 to the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2025 regarding assumptions underlying the valuation of equity awards. Amounts reported for these awards may not represent the amounts that the officers will actually realize upon vesting of the awards, which will depend upon our actual operating performance, stock price fluctuations and the officer’s continued employment. See also “Grants of Plan-Based Awards for Fiscal Year 2025” below on page 24.
(2)The values reported in this column for 2025 PSUs represent the aggregate grant date fair value of the grants based on the probable outcome of the performance conditions as of the grant date and is set at 100% of the target amount, or $3,613,406 for Mr. Greenberg, $1,606,678 for Mr. Letica, $910,541 for Ms. Sandberg, and $541,202 for Mr. Rush. The grant date fair value of the PSUs, assuming the highest level of performance conditions is met, was $7,226,812 for Mr. Greenberg, $3,213,357 for Mr. Letica, $1,821,083 for Ms. Sandberg, and $1,082,405 for Mr. Rush.
(3)Annual cash incentive compensation reported for 2025 reflects compensation earned in connection with the 2025 performance year.
(4)All Other Compensation represents dividends and distributions on unvested shares of restricted stock and RSUs.

Grants of Plan-Based Awards for Fiscal Year 2025
We grant cash and equity incentive awards to our named executive officers. During 2025, plan-based awards granted to our named executive officers included annual cash incentive awards, RSU awards and PSU awards. More details on these grants can be found in the section titled “Compensation Program Elements” beginning on page 11. The following table summarizes each plan-based award granted to our named executive officers during the fiscal year ended December 31, 2025.

Name	Grant Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)			All Other Stock Awards: Number of Shares of Stock or Units (3)	Grant Date Fair Value of Stock Awards (4)($)
		Threshold	Target	Maximum	Threshold	Target	Maximum
William Greenberg
2021 Plan, RSAs	December 18, 2025							309,187	$3,499,997
2021 Plan, RSUs	January 7, 2025							152,972	$1,750,000
2021 Plan, PSUs	January 8, 2025				55,639	148,370	296,740		$1,971,837
Non-Equity Annual Incentive		$—	$2,000,000	$4,000,000
William Dellal
2021 Plan, RSUs	January 7, 2025							43,706	$499,997
Non-Equity Annual Incentive		$—	$500,000	$1,000,000
Nicholas Letica
2021 Plan, RSUs	January 7, 2025							71,022	$812,492
2021 Plan, PSUs	January 8, 2025				25,832	68,886	137,772		$915,495
Non-Equity Annual Incentive		$—	$1,235,000	$2,470,000
Rebecca B. Sandberg
2021 Plan, RSUs	January 7, 2025							38,243	$437,500
2021 Plan, PSUs	January 8, 2025				13,910	37,092	74,184		$492,953
Non-Equity Annual Incentive		$—	$675,000	$1,350,000
Robert Rush
2021 Plan, RSUs	January 7, 2025							20,760	$237,494
2021 Plan, PSUs	January 8, 2025				7,551	20,136	40,272		$267,607
Non-Equity Annual Incentive		$—	$425,000	$850,000
(1)Represents the target, threshold, and maximum values of annual cash incentive compensation for the 2026 performance year. Actual annual cash incentive compensation earned in connection with the 2025 performance year is presented in the “Non-Equity Incentive Plan Compensation” column in the Summary Compensation Table, above. See also “Annual Incentive Compensation” beginning on page 13.
(2)PSUs were granted under the 2021 Plan and subject to vesting following a three-year performance period subject to achievement of pre-established performance goals. Performance payouts range from 0% to 200% of target based on actual performance achieved.
(3)RSUs and RSAs were granted under the 2021 Plan and generally vest in three equal annual installments beginning on the first anniversary of the grant date, so long as the officer complies with the terms and conditions of their RSU or RSA agreement, as applicable. See also “Long Term Incentive Compensation” beginning on page 15.
(4)This column shows the full grant date fair value of the RSAs and RSUs under ASC Topic 718. Generally, the full grant date fair value is the amount we would expense in our financial statements over the award’s vesting period. See Note 16 to the audited consolidated financial statements in our Annual Report on Form 10-K regarding assumptions underlying valuation of equity awards. The grant date fair value for the RSAs is based on the $11.32 closing market price of our common stock on the NYSE on the December 18, 2025 grant date. The grant date fair value for the RSUs is based on the $11.44 closing market price of our common stock on the NYSE on the January 7, 2025 grant date. The grant date fair value of the PSUs assumes performance achieved at 100% of target and calculated based on the $13.29 per share price determined using a Monte Carlo simulation on the January 8, 2025 grant date.

Grants made in 2025, as well as modifications to certain RSU and PSU awards held by our named executive officers, are described more fully in the “Compensation Discussion and Analysis” section, above. More information concerning the amount of salary and incentive compensation in proportion to total compensation for Mr. Greenberg and the other named executive officers is provided under the section entitled “Pay Levels and Mix”.

Outstanding Equity Awards at Fiscal Year-End for 2025
The following table sets forth information concerning unvested RSAs, RSUs, and PSUs for each named executive officer as of December 31, 2025.

		Stock Awards
Name (1)	Grant Date	Number of Shares or Units of Stock that Have Not Vested (2)	Market Value of Shares or Units of Stock that Have Not Vested (3)	Equity Incentive Plan Awards: Number of Unearned Units that Have Not Vested (4)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Units (5)
William Greenberg	December 18, 2025	154,594	$1,623,237
	January 8, 2025			148,370	$1,971,837
	January 7, 2025	101,982	$1,070,811
	January 8, 2024			101,394	$1,641,569
	January 8, 2024	33,522	$351,981
William Dellal	January 7, 2025	29,138	$305,949
Nicholas Letica	January 8, 2025			68,886	$915,495
	January 7, 2025	47,348	$497,154
	January 8, 2024			42,692	$691,183
	January 8, 2024	14,114	$148,197
Rebecca B. Sandberg	January 8, 2025			37,092	$492,953
	January 7, 2025	25,496	$267,708
	January 8, 2024			25,793	$417,589
	January 8, 2024	8,528	$89,544
Robert Rush	January 8, 2025			20,136	$267,607
	January 7, 2025	13,840	$145,320
	January 8, 2024			16,899	$273,595
	January 8, 2024	5,587	$58,664
(1)Mr. Dellal did not have any unvested PSUs as of December 31, 2025.
(2)Represents RSUs and RSAs granted pursuant to our 2021 Plan. Awards are time-based and generally vest in three equal annual installments beginning on the first anniversary of the grant date, so long as the officer complies with the terms and conditions of the award agreement. In connection with the previously proposed merger of the company with UWMC, the company approved the accelerated vesting and settlement, effective as of December 17, 2025, of outstanding RSUs held by Messrs. Greenberg, Dellal, Letica and Rush and Ms. Sandberg, that would have otherwise vested in the first fiscal quarter of 2026.
(3)Values are based on the $10.50 closing market price of our common stock on the NYSE on December 31, 2025.
(4)Represents performance-based PSUs granted pursuant to our 2021 Plan. PSUs vest following a three-year performance period that begins the year of the grant date, subject to achievement of pre-established performance goals. Does not include any potential dividend equivalent rights that may accrue during the three-year performance period that are payable in additional PSUs, the vesting of which are subject to achievement of the same performance goals as the underlying PSU award. In connection with the previously-proposed merger of the company with UWMC, the company approved an amendment, effective as of December 17, 2025, to the terms of the PSUs held by Messrs. Greenberg, Letica and Rush and Ms. Sandberg that were subject to a 2023-2025 performance period, which amendment revised the performance period applicable to such PSUs to end December 16, 2025, rather than December 31, 2025, and approved the accelerated vesting and settlement, as of December 17, 2025, of such PSUs.
(5)Value assumes performance achieved at 100% of the target PSUs awarded and calculated based on the $13.29, $16.19 and $22.47 per share prices determined using a Monte Carlo simulation on the January 8, 2025, January 8, 2024 and January 13, 2023 grant dates, respectively.

Stock Vested in Fiscal Year 2025
The following table sets forth information concerning restricted stock units and performance share units held by our named executive officers that vested during the year ended December 31, 2025. On November 1, 2022, we effected a one-for-four reverse stock split of our outstanding shares of common stock. With respect to equity awards granted prior to November 1, 2022, all per share amounts, common shares outstanding and common equity-based awards for all periods presented herein have been adjusted on a retroactive basis to reflect the reverse stock split.

				Stock Awards
Name (1)	Award Type	Original Grant Date	Vesting Date (2)	Number of Shares Acquired on Vesting	Value Realized on Vesting (3)
William Greenberg	PSU	February 07, 2022	January 07, 2025	28,078	$321,212
	PSU	January 13, 2023	December 17, 2025	103,948	$1,154,862
	RSU	February 07, 2022	February 07, 2025	15,890	$204,981
	RSU	January 13, 2023	January 13, 2025	19,327	$214,336
	RSU	January 13, 2023	December 17, 2025	19,327	$214,723
	RSU	January 08, 2024	January 08, 2025	33,521	$378,117
	RSU	January 08, 2024	December 17, 2025	33,521	$372,418
	RSU	January 07, 2025	December 17, 2025	50,990	$566,499
	RSA (4)	December 18, 2025	December 30, 2025	154,593	$1,632,502
William Dellal	RSU	January 07, 2025	December 17, 2025	14,568	$161,850
Nicholas Letica	PSU	August 15, 2022	January 07, 2025	8,002	$91,543
	PSU	January 13, 2023	December 17, 2025	61,714	$685,643
	RSU	August 15, 2022	August 15, 2025	17,308	$174,638
	RSU	January 13, 2023	January 13, 2025	11,474	$127,247
	RSU	January 13, 2023	December 17, 2025	11,475	$127,487
	RSU	January 08, 2024	January 08, 2025	14,114	$159,206
	RSU	January 08, 2024	December 17, 2025	14,114	$156,807
	RSU	January 07, 2025	December 17, 2025	23,674	$263,018
Rebecca B. Sandberg	PSU	February 07, 2022	January 07, 2025	10,051	$114,983
	PSU	January 13, 2023	December 17, 2025	37,285	$414,236
	RSU	February 07, 2022	February 07, 2025	5,689	$73,388
	RSU	January 13, 2023	January 13, 2025	6,932	$76,876
	RSU	January 13, 2023	December 17, 2025	6,933	$77,026
	RSU	January 08, 2024	January 08, 2025	8,527	$96,185
	RSU	January 08, 2024	December 17, 2025	8,527	$94,735
	RSU	January 07, 2025	December 17, 2025	12,747	$141,619
Robert Rush	PSU	February 07, 2022	January 07, 2025	9,358	$107,056
	PSU	January 13, 2023	December 17, 2025	34,714	$385,673
	RSU	February 07, 2022	February 07, 2025	5,297	$68,331
	RSU	January 13, 2023	January 13, 2025	6,454	$71,575
	RSU	January 13, 2023	December 17, 2025	6,455	$71,715
	RSU	January 08, 2024	January 08, 2025	5,586	$63,010
	RSU	January 08, 2024	December 17, 2025	5,587	$62,072
	RSU	January 07, 2025	December 17, 2025	6,920	$76,881
(1)Mr. Dellal did not have any performance share units vest during the year ended December 31, 2025.
(2)The RSUs and PSUs granted on January 13, 2023, January 8, 2024, and January 7, 2025 to Messrs. Greenberg, Dellal, Letica and Rush and Ms. Sandberg, as applicable, were originally scheduled to vest on the first, second, and third anniversaries of the date of the grant in the case of the RSUs, and following a three-year performance period, in the case of the PSUs. In connection with the previously-proposed merger of the company with UWMC, the company approved the accelerated vesting and settlement, effective as of December 17,2025, of outstanding RSUs held by Messrs. Greenberg, Dellal, Letica and Rush and Ms. Sandberg, that would have otherwise vested in the first fiscal quarter of 2026. The company also approved revisions, effective as of December 17, 2025, to the terms of such individuals’ PSUs (if any) that were subject to a 2023-2025 performance period, to change the performance period applicable to such PSUs to end on December 16, 2025, rather than December 31, 2025, and approved the accelerated vesting and settlement, as of December 17, 2025, of such PSUs.

(3)The values in this column for each vesting event are based on the closing market price of our common stock on the NYSE on such date or, to the extent the NYSE was closed on such date, the closing market price of our common stock on the then-most recent NYSE trading date prior to the vesting event.
(4)In December 2025, the company approved an award of company RSAs for Mr. Greenberg, with a target grant date fair value of $3,500,000. This RSA grant was made for tax planning purposes on December 18, 2025, in connection with the previously-proposed merger of the company with UWMC, in lieu of RSU and PSU grants Mr. Greenberg may have otherwise received in 2026, under our 2026 long-term incentive compensation program. Mr. Greenberg vested in and forfeited 154,593 RSAs under this award necessary to satisfy applicable tax withholding obligations on the date he filed an election under Section 83(b) of the Internal Revenue Code with respect to this RSA award. His remaining RSAs will vest ratably on each of the first three anniversaries of the grant date, subject to accelerated vesting in the event of Mr. Greenberg’s termination without “cause” or for “good reason,” or due to Mr. Greenberg’s death or “disability,” or continued vesting in the event of Mr. Greenberg’s “retirement,” in each case as defined in Mr. Greenberg’s RSA agreement or the 2021 Plan.
Potential Payments Upon Termination or Change of Control
We maintain certain plans and arrangements that will require us to provide compensation to our named executive officers in the event of certain terminations of employment. The following discussion describes the payments and benefits to which our named executive officers are entitled in various termination of employment and change of control situations. The intent of this discussion is to describe those payments and benefits for which the amount, vesting or time of payment is altered by the termination of employment or change of control situation. This discussion does not describe all payments and benefits a named executive officer may receive following a termination or change of control, such as the following accrued, vested or non-forfeitable compensation and benefits:
•payment of individual and company contributions on behalf of the named executive officer under our company-sponsored 401(k) retirement and profit sharing plan, health savings account or flexible dependent care account, as described under “Health, Welfare, Retirement and Other Personal Benefits” on page 17;
•payouts under, and continuation of, health and welfare benefits under plans generally applicable to our employees (e.g., COBRA) or as prescribed by applicable law; and
•any payment as may be required under applicable law.
None of our named executive officers have any employment agreement or other arrangements other than as provided for in our Severance Benefits Plan and the 2021 Plan and award agreements thereunder that govern the terms of the equity incentive awards that have been granted to them to date. Each of our named executive officers is a party to our standard employee confidentiality agreement, which is described in the section titled “Employment, Severance and Change of Control Arrangements with our Named Executive Officers” beginning on page 17. For further information about our Severance Benefits Plan, including terms, conditions and restrictive covenants that apply, see the section titled “Employment, Severance and Change of Control Arrangements with our Named Executive Officers” beginning on page 17.
Voluntary Resignation
    In the event of a named executive officer’s voluntary resignation, we would not be obligated to pay or provide any additional payments or benefits to the executive officer in connection with their voluntary resignation.
Retirement
    In the event of a named executive officer’s retirement, we would not be obligated to pay or provide any additional payments or benefits to the executive officer unless they meet the criteria for “retirement” in connection with their retirement under our 2021 Plan and the equity award agreements governing grants thereunder. A “retirement” is generally defined as the voluntary termination of employment (i) at or after the age of 65, (ii) on or after the age of 55 and with five years of consecutive service, or (iii) as may be determined by the Compensation Committee. If the criteria for retirement are met, then on the executive’s termination date due to retirement:
•All of the outstanding RSAs and RSUs will continue to vest in accordance with the vesting schedule set forth in the applicable award agreement as if the executive officer remained in service with the company until the end of the vesting period; and
•All of the outstanding PSUs will continue to vest in accordance with the applicable award agreement, subject to achievement of the performance goals as if the executive officer remained in service to the company through the end of the performance period.

Death
    In the event of a named executive officer’s death, we would not be obligated to pay or provide any additional payments or benefits to the executive officer (or their beneficiary) other than pursuant our 2021 Plan and the equity award agreements governing grants thereunder. If there is a termination of service as a result of the executive officer’s death:
•All outstanding RSAs and RSUs that have not vested will fully vest as of the date of such executive officer’s death; and
•The executive officer will fully vest on the date of such officer’s death in a number of PSUs equal to the amount of the target award for the applicable performance period, without regard to the achievement of any applicable performance goals.
Disability
    In the event of a named executive officer’s disability, we would not be obligated to pay or provide any additional payments or benefits to the executive officer unless they meet the definition of “disability” as set forth under our 2021 Plan and the equity award agreements governing grants thereunder. “Disability” is generally defined as the occurrence of an event which would entitle the grantee to the payment of disability income under an approved long-term disability income plan or a long-term disability plan of the company or a participating company as determined by the Compensation Committee in its absolute discretion or pursuant to any other standard as may be adopted by the Committee. If the definition of disability is met, then on the executive’s termination date due to disability:
•All outstanding RSAs and RSUs that have not vested will fully vest as of the date of such executive officer’s termination; and
•The executive officer will fully vest on the date of such officer’s termination in a number of PSUs equal to the amount of the target award for the applicable performance period, without regard to the achievement of any applicable performance goals.
Involuntary Termination without Cause
    In the event a named executive officer is terminated by the company for any reason other than “cause,” the executive officer is entitled to receive certain cash payments under our Severance Benefits Plan and accelerated vesting of equity awards granted under our 2021 Plan. Under our Severance Benefits Plan, the payments and benefits the named executive officer would be entitled to receive include:
•cash compensation equal to a multiple of the sum of (i) the executive’s base salary, plus (ii) the executive’s target annual cash incentive for the year in which the termination occurs, where the multiple is two times (2.0x) base salary for the Chief Executive Officer and one and one-half times (1.5x) base salary for the other named executive officers;
•a pro rata portion of the executive’s target annual incentive compensation established for the year in which the termination event occurs, as calculated from January 1 of that year through the separation date, as if the individual target performance metrics (if any) comprising the annual incentive target compensation had been attained and based on actual performance attained for company performance metrics;
•continued participation in certain welfare and insurance benefits in effect on the separation date at the company's expense for the lesser of the individual’s COBRA eligibility or 18 months; and
•outplacement assistance for six months, up to a maximum reimbursement amount of $25,000.
    Payment of severance benefits are payable in substantially equal installments in accordance with the company’s standard payroll procedures following the effective date of the executive officer’s separation agreement and continuing for a severance period that is equal to 24 months for the Chief Executive Officer and 18 months for the other named executive officers, except that portion that represents the pro rata target annual incentive compensation is payable in a lump sum payment at the time the company otherwise pays cash bonuses to its employees. Payment of severance benefits is contingent on the executive officer’s (i) timely execution and non-revocation of a general waiver and release in favor of the company, and (ii) continued compliance with any post-termination obligations to the company, including any restrictive covenants.
Under our Equity Incentive Plans and the equity award agreements governing grants thereunder, in the event a named executive officer is terminated by the company for any reason other than “cause,” then effective on the executive’s termination date:
•All outstanding RSAs and RSUs that have not vested will fully vest as of the date of such termination; and

•The executive officer will be entitled to vest, on the last day of the performance period covering such award agreement, in a pro rata portion of the number of PSUs the executive would have received based on the level of achievement of the performance goals for such performance period, calculated by multiplying the number of PSUs the executive would have received if they had remained employed through the end of the performance period by a fraction, the numerator of which equals the number of days that executive was employed during the performance period and the denominator of which equals the total number of days in the performance period.
Termination by Executive for Good Reason
    In the event a named executive officer voluntarily terminates their employment, we would not be obligated to pay or provide any additional payments or benefits to the executive officer unless they met the criteria for “good reason” set forth in our Severance Benefits Plan or under our 2021 Plan and the equity award agreements governing grants thereunder. “Good reason” is generally defined as (i) material diminution or reduction of the executive’s authority, duties, or responsibilities, subject to certain limitations such as if such diminution is a result of unsatisfactory performance, (ii) relocation of the company’s principal office resulting in an increase in the executive’s commute by more than 50 miles, (iii) material reduction in the executive’s base salary or target compensation, other than in a reduction also affecting similarly-situated employees, or (iv) material breach by the company of any written agreement between the company and executive.
If the criteria for “good reason” are satisfied, then the payments and benefits the named executive officer would be entitled to receive are the same amounts as provided under our Severance Benefits Plan and our 2021 Plan and the equity award agreements governing grants thereunder, as would be provided in the event that a named executive officer is involuntarily terminated without cause, as described under “Involuntary Termination Without Cause” on page 28 above.
Change of Control
    Our Severance Benefits Plan and our 2021 Plan and the award agreements that govern the equity awards granted to executive officers thereunder each include “double-trigger” provisions with respect to the payment of benefits in connection with a “change of control” of the company. In each case, the qualifying termination event that triggers the payment of a benefit must occur within 24 months following the date of such change of control. “Change of control” is generally defined as (i) any person or group becomes the owners of more than 50% of our then-outstanding common stock or the combined voting power of our then outstanding voting securities, (ii) members of our Board at the beginning of any consecutive 24-month period cease to constitute at least a majority of our Board for any reason other than death or disability, or (iii) upon the completion of certain business combinations, including a merger or a sale of substantially all of the company’s assets. If consummated, the CCM Merger is expected to constitute a “change of control” for purposes of the Severance Benefits Plan, and our 2021 Plan and the award agreements thereunder.
Qualifying termination events that would trigger a payment to our executive officers following a change of control are described below.
Involuntary Termination without Cause or for Good Reason
Severance Benefits Plan
Under our Severance Benefits Plan, if (i) the company experiences a change of control and (ii) within 24 months following the date of such change of control, a named executive officer’s employment is terminated by the company for any reason other than “cause” or by the employee for “good reason,” the executive officer is entitled to receive certain cash payments under our Severance Benefits Plan and accelerated vesting of equity awards granted under our 2021 Plan.
Under our Severance Benefits Plan, the payments and benefits the named executive officer would be entitled to receive include:
•cash compensation equal to a multiple of the sum of (i) the executive’s base salary, plus (ii) the executive’s target annual cash incentive for the year in which the termination occurs, where the multiple is two and one-half times (2.5x) base salary for the Chief Executive Officer and two times (2.0x) base salary for the other named executive officers;
•a pro rata portion of the executive’s target annual incentive compensation established for the year in which the termination event occurred, as calculated from January 1 of that year through the separation date, as if the individual target performance metrics (if any) comprising the annual incentive target compensation had been attained and for company performance metrics based on the greater of actual performance attained or target levels;
•continued participation in certain welfare and insurance benefits in effect on the separation date for the lesser of the individual’s COBRA eligibility or 18 months; and

•outplacement assistance for six months, up to a maximum reimbursement amount of $25,000.
Payment of severance benefits are payable in substantially equal installments in accordance with the company’s standard payroll procedures following the effective date of the executive officer’s separation agreement and continuing for a severance period that is equal to 30 months for the Chief Executive Officer and 24 months for the other named executive officers, except that portion that represents the pro rata target annual incentive compensation is payable in a lump sum payment at the time the company otherwise pays cash bonuses to its employees. Payment of severance benefits is contingent on the executive officer’s (i) timely execution and non-revocation of a general waiver and release in favor of the company, and (ii) continued compliance with any post-termination obligations to the company, including any restrictive covenants.
2021 Equity Incentive Plan
Under our 2021 Plan and the award agreements that govern the RSAs, RSUs and PSUs granted to executive officers thereunder, if (i) there is a “change of control” and (ii) within 24 months following the change of control, the executive’s employment is terminated by the company without “cause” or by the executive for “good reason,” then:
•the executive officer will fully vest in all outstanding RSAs and RSUs that have not already vested on the date of the termination of service; and
•the executive officer will fully vest in all outstanding Assumed PSUs that have not already vested on the date of the termination of services, with “Assumed PSUs” defined as the number of PSUs that the executive officer was deemed to have earned on the change of control date, calculated as the greater of the number of target award PSUs or the number of PSUs that the executive would have received if the change of control date was the last day of the applicable performance period (after giving effect to level of achievement of the performance goals).
Under the 2021 Plan, if there is a change of control and the “resulting entity” in the change of control has not assumed or continued the outstanding RSA, RSU or PSU agreements, then the foregoing vesting scenarios will be deemed to have taken place immediately prior to the effectiveness of the change of control.
Involuntary Termination for Cause
In the event an executive officer is terminated for “cause,” we would not be obligated to pay or provide any additional payments or benefits to the executive officer in connection with their termination. Conversely, under our Incentive Compensation Recoupment Policy and the terms of our 2021 Plan and the award agreements granting restricted stock thereunder, the Board of Directors and Compensation Committee would have broad discretion to cancel unvested equity incentive awards and recover cash and equity incentive compensation previously paid to the executive officer, as described under “Incentive Compensation Recoupment (Clawback) Policy” beginning on page 21 above.
Under the Severance Benefits Plan and our 2021 Plan, “cause” is generally defined as: (i) engaging in willful or gross misconduct or negligence; (ii) repeatedly failing to adhere to the directions of superiors or the written policies and practices of the company; (iii) commission of the acts satisfying the elements of a felony, crime of moral turpitude, deceit, dishonesty or fraud, or any crime involving the company; (iv) engaging in fraud, misappropriation, embezzlement or material or repeated insubordination; (v) materially breaching their employment agreement (if any) or restrictive covenant agreement with the company; or (vi) engaging in any act or omission of willful misconduct or gross negligence detrimental to the business or financial reputation of the company.
Potential Payments Upon Termination or Change of Control
The following table sets forth reasonable estimates of the potential benefits to our named executive officers in connection with certain termination events that were described in the foregoing discussion of “Potential Payments Upon Termination or Change of Control” beginning on page 27, assuming each such event occurred on December 31, 2025.

The actual payments and benefits due upon the occurrence of certain events could materially differ from the estimates provided in the following table and would only be known at the time that the named executive officers become eligible for payment. Material assumptions used in calculating the estimated payments and benefits are described in the footnotes to the table.

						Change of Control
Name	Voluntary Resignation/ Involuntary Termination for Cause ($)	Retirement ($)	Death or Disability ($)	Involuntary Termination without Cause ($)	Termination by Executive for Good Reason ($)	Involuntary Termination without Cause ($)	Involuntary Termination for Good Reason ($)	Involuntary Termination for Cause ($)
William Greenberg (1)
Cash Severance Payment (2)	—	—	—	8,000,000	8,000,000	9,500,000	9,500,000	—
Unvested Equity Incentives (3)	—	5,668,551	5,668,551	4,275,082	4,275,082	5,668,551	5,668,551	—
Health/Welfare Benefits (4)	—	—	—	45,004	45,004	45,004	45,004	—
Outplacement Services (5)	—	—	—	25,000	25,000	25,000	25,000	—
Total	—	5,668,551	5,668,551	12,345,086	12,345,086	15,238,555	15,238,555	—
William Dellal (1)
Cash Severance Payment	—	—	—	2,000,000	2,000,000	2,500,000	2,500,000	—
Unvested Equity Incentives	—	305,949	305,949	305,949	305,949	305,949	305,949	—
Health/Welfare Benefits	—	—	—	39,347	39,347	39,347	39,347	—
Outplacement Services	—	—	—	25,000	25,000	25,000	25,000	—
Total	—	305,949	305,949	2,370,296	2,370,296	2,870,296	2,870,296	—
Nicholas Letica
Cash Severance Payment (2)	—	—	—	4,062,500	4,062,500	5,005,000	5,005,000	—
Unvested Equity Incentives (3)	—	—	1,816,920	1,185,296	1,185,296	1,816,920	1,816,920	—
Health/Welfare Benefits (4)	—	—	—	34,483	34,483	34,483	34,483	—
Outplacement Services (5)	—	—	—	25,000	25,000	25,000	25,000	—
Total	—	—	1,816,920	5,307,279	5,307,279	6,881,403	6,881,403	—
Rebecca B. Sandberg
Cash Severance Payment (2)	—	—	—	2,437,500	2,437,500	3,025,000	3,025,000	—
Unvested Equity Incentives (3)	—	—	1,017,545	667,625	667,625	1,017,545	1,017,545	—
Health/Welfare Benefits (4)	—	—	—	45,004	45,004	45,004	45,004	—
Outplacement Services (5)	—	—	—	25,000	25,000	25,000	25,000	—
Total	—	—	1,017,545	3,175,129	3,175,129	4,112,549	4,112,549	—
Robert Rush (1)
Cash Severance Payment (2)	—	—	—	1,812,500	1,812,500	2,275,000	2,275,000	—
Unvested Equity Incentives (3)	—	592,851	592,851	392,753	392,753	592,851	592,851	—
Health/Welfare Benefits (4)	—	—	—	45,004	45,004	45,004	45,004	—
Outplacement Services (5)	—	—	—	25,000	25,000	25,000	25,000	—
Total	—	592,851	592,851	2,275,257	2,275,257	2,937,855	2,937,855	—
Total	—	6,567,351	9,401,816	25,473,047	25,473,047	32,040,658	32,040,658	—
(1)As of December 31, 2025, Mr. Greenberg, Mr. Dellal and Mr. Rush met the retirement criteria set forth in our 2021 Plan.
(2)Represents the aggregate cash severance amount payable under the Severance Benefits Plan, comprised of cash compensation (which is a multiple of the sum of the executive’s base salary plus target annual cash incentive) and a prorated annual cash incentive. For purposes of calculating cash compensation and prorated annual cash incentive, we (i) used base salary in effect at December 31, 2025 and (ii) the 2025 target annual cash incentive for each executive officer as identified on page 13 above.
(3)Based on (i) RSUs outstanding under our 2021 Plan, (ii) RSAs outstanding under our 2021 Plan, and (iii) PSUs outstanding under our 2021 Plan, all as more fully described under “Outstanding Equity Awards at Fiscal Year-End for 2025” on page 25 above. Assumes PSUs are awarded at target levels at the end of the applicable performance period, and does not include the value of any DERs that may accrue during the performance period. The value of shares underlying the awards is calculated based on the $10.50 closing market price of our common stock on the NYSE on December 31, 2025.
(4)Represents the estimated aggregate amount of the COBRA severance benefits payable under the Severance Benefits Plan assuming the executive officer is enrolled in the same level of health and welfare benefits as of December 31, 2025 and assuming they are eligible for 18 months of COBRA benefits.
(5)Assumes reimbursement paid to the executive officer for the maximum amount of $25,000 in outplacement services for which the officer is eligible under the Severance Benefits Plan.

If consummated, the CCM Merger is expected to constitute a change in control for purposes of the 2021 Plan and the Severance Benefits Plan, with outstanding RSAs, RSUs, and PSUs receiving the treatment described in the CCM Merger Agreement.
CEO Compensation Pay Ratio
We are required by applicable law to disclose the median annual total compensation of all of our employees (excluding the Chief Executive Officer), the annual total compensation of the Chief Executive Officer, and the ratio of these two amounts (the “pay ratio”). The pay ratio below is a reasonable estimate based on our payroll records and the methodology described below, and was calculated in a manner consistent with applicable law. Because companies are provided flexibility in adopting a methodology for identifying the median employee and calculating the pay ratio, the pay ratio reported by other companies may not be comparable to the pay ratio reported below, as other companies may have different employment and compensation practices and may use different methodologies, exclusions, estimates and assumptions in calculating their own pay ratios.
We identified the median employee using the total compensation for the 485 employees (excluding our Chief Executive Officer) who were employed by us on December 31, 2025 (whether employed on a full-time or part-time basis).
For purposes of this pay ratio calculation, including identifying and determining the annual total compensation of our median employee, “total compensation” is comprised of (i) the cash amounts paid by the company for annual base salary, annual cash bonus (if any), cash dividends paid on unvested long-term equity incentive awards (if any), for fiscal year 2025 and (ii) the grant date fair value of long-term equity incentive awards (if any) granted in fiscal year 2025.
For 2025, we calculated annual total compensation for the median employee using the same methodology as for our named executive officers as described in the Summary Compensation Table in this Proxy Statement. The annual total compensation for our Chief Executive Officer was $11,296,265 and the median annual total compensation of all of our employees (other than our CEO) was $69,287. The resulting pay ratio of the Chief Executive Officer’s annual total compensation to the median annual total compensation of all of our employees was approximately 163.0 to 1.
Director Compensation
We compensate the independent members of our Board of Directors for their service. It is our belief that director compensation should:
•align the interests of our directors and our stockholders;
•help attract and retain outstanding director candidates who meet the criteria in our Corporate Governance Guidelines and Nominating and Corporate Governance Committee Charter; and
•reflect the substantial time commitment of our directors necessary to oversee our business.
We compensate our independent directors with a mix of cash compensation and equity awards. We do not pay any compensation to non-independent directors for their service, however, all members of our Board of Directors are reimbursed for their costs and expenses of serving on the Board of Directors, including costs and expenses of attending meetings of our Board of Directors and its committees. As discussed above, the Compensation Committee Charter provides that the Compensation Committee has the primary responsibility for reviewing and recommending any changes to director compensation. Our Board of Directors reviews the Compensation Committee’s recommendations and determines the amount of director compensation.
Independent Director Compensation for 2025
For the one-year term commencing upon their election at the 2025 annual meeting of stockholders and ending at the Annual Meeting, our independent directors were eligible to earn the following fees:
•each independent director received an annual fee of $245,000, which consisted of $110,000 in cash and $135,000 in restricted stock units;
•the independent Chair of the Board of Directors received an additional fee of $150,000, which was paid half in cash and half in restricted stock units;
•each of the Chairs of the Audit and Compensation Committees received an additional fee of $25,000 in cash; and
•each of the Chairs of the Risk Oversight and Nominating and Corporate Governance Committees received an additional fee of $15,000 in cash.
The cash portion of these annual fees is paid in four equal quarterly installments over the course of the term. The restricted stock unit portion of these annual fees was granted under our 2021 Equity Incentive Plan (“2021 Plan”). The number of restricted stock units issued on the grant date was determined using the fair market value of our common stock on the grant date, which is the closing market price on the NYSE. The restricted stock units granted to the independent directors as part of the director fees noted above fully vest on the date of the next annual meeting of the stockholders, so long as such director has complied with the terms and conditions of the applicable award agreement. In the event the director’s service terminates prior to expiration of their term for any reason other than death or disability, the director will vest in a number of restricted stock units of their award prorated to reflect the proportionate number of days served during such term. If the director’s service ends on account of death or disability, then all restricted stock units will become fully vested shares of common stock for such term. In the event the company experiences a change of control during the director’s term and, within twenty-four (24) months of the change in control the director’s service is terminated (as described in the 2021 Plan), then the director will vest in all restricted stock units awarded for such term on the date such director’s service terminates (or immediately prior to the change of control if the resulting entity in the change of control has not assumed the director’s award agreement).
Summary of 2025 Independent Director Compensation
The following table shows the compensation of our independent directors for services in all capacities provided to us in the year ended December 31, 2025:

Name	Fees Earned or Paid in Cash (1)	Stock Awards (2)(3)	Total
E. Spencer Abraham	$124,000	$134,994	$258,994
James J. Bender	$111,500	$134,994	$246,494
Sanjiv Das	$104,000	$134,994	$238,994
Karen Hammond	$119,000	$134,994	$253,994
Stephen G. Kasnet	$179,000	$209,989	$388,989
W. Reid Sanders	$24,500	$—	$24,500
James A. Stern	$111,500	$134,994	$246,494
Hope B. Woodhouse	$126,500	$134,994	$261,494
(1)Totals in this column include: (a) the cash portion of the annual retainer fees paid to all independent directors; (b) the cash portion of the annual retainer fees paid to Mr. Kasnet for his services as Chair of the Board of Directors; and (c) the annual retainer fees paid to the directors serving as Chair of the Audit Committee, Chair of the Compensation Committee, Chair of the Risk Oversight Committee and Chair of the Nominating and Corporate Governance Committee, respectively.
(2)Totals in this column include:(a) the equity portion of the annual retainer fees paid to all independent directors; and (b) the equity portion of the annual retainer fees paid to Mr. Kasnet for his services as Chair of the Board of Directors. All equity awards were granted as of May 15, 2025.
(3)The values in this column reflect the full grant date fair value of the award for financial reporting purposes in accordance with FASB ASC Topic 718 (without any reduction for risk of forfeiture) as determined based on applying the assumptions used in our audited financial statements. See Note 18 to the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2025 regarding assumptions underlying the valuation of equity awards. The values are based on the $11.94 closing market price of our common stock on the NYSE on the May 15, 2025 grant date of the stock award. Other than the restricted stock units reported above, no independent director had any other stock awards outstanding as of December 31, 2025.
Director Stock Ownership Guidelines
Our directors are encouraged to own shares of our common stock in order to better align their personal interests with the interests of our stockholders. In furtherance of this objective, our directors are not permitted to sell shares of our common stock if, upon completion of such sale, the aggregate number of shares of our common stock owned by such director would have a market value of less than $300,000, provided that in connection with the vesting of stock awards, directors are permitted to sell up to 40 percent of the shares vesting for tax planning purposes. Under our Insider Trading Policy, our directors are prohibited from both hedging company stock and from pledging company stock in any manner, whether as collateral for a loan, in a margin account held at a broker, or otherwise.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth certain information regarding the beneficial ownership of shares of our common stock, as of April 22, 2026, by (a) each of our directors, (b) each of our named executive officers, (c) all of our directors and executive officers as a group, and (d) each person known to us to be the beneficial owner of more than five percent of the issued and outstanding shares of our common stock. Unless otherwise indicated, all shares of our common stock are owned directly and the indicated person has sole voting and dispositive power with respect to such shares of our common stock. The SEC has defined “beneficial ownership” of a security to mean the possession, directly or indirectly, of voting power and/or dispositive power with respect to such security. A stockholder is also deemed to be, as of any date, the beneficial owner of all securities that such stockholder has the right to acquire within 60 days after that date through (a) the exercise of any option, warrant or right, (b) the conversion of a security, (c) the power to revoke a trust, discretionary account or similar arrangement, or (d) the automatic termination of a trust, discretionary account or similar arrangement.
Unless otherwise indicated, the address of each person listed below is 1601 Utica Avenue South, Suite 900, St. Louis Park, MN 55416.

Name and Position	Number of Shares Beneficially Owned (1)	Percent of Class (2)
Directors:
E. Spencer Abraham	39,561	*
James J. Bender	47,166	*
Sanjiv Das	20,410	*
William Greenberg (3)	259,033	*
Karen Hammond	59,097	*
Stephen G. Kasnet (4)	103,027	*
James A. Stern	64,843	*
Hope B. Woodhouse	56,444	*
Named Executive Officers:
William Dellal	7,565	*
Nicholas Letica	105,045	*
Rebecca B. Sandberg	122,694	*
Robert Rush	78,780	*
Mary Riskey (5)	85,108	*
All directors, director nominees and executive officers as a group (13 individuals)	995,579	*
More than Five Percent Beneficial Owners:
BlackRock, Inc. (6) 55 East 52nd Street, New York, NY 10055	16,598,512	15.8%
The Vanguard Group (7) 100 Vanguard Blvd., Malvern, PA 19355	10,571,743	10.1%
* Represents ownership of less than 1.0% of our outstanding common stock as of April 22, 2026.
(1)Includes the following unvested restricted stock units (RSUs) scheduled to vest within 60 days following April 22, 2026: Mr. Abraham, 11,306 RSUs; Mr. Bender, 11,306 RSUs; Mr. Das, 11,306 RSUs; Ms. Hammond, 11,306 RSUs; Mr. Kasnet, 17,587 RSUs; Mr. Stern, 11,306 RSUs; and Ms. Woodhouse, 11,306 RSUs. RSUs are not considered to be issued and outstanding and individuals are not entitled to vote the shares.
(2)Based on 105,046,333 shares of common stock outstanding as of April 22, 2026. Under our Insider Trading Policy, our directors and named executive officers are prohibited from both hedging company stock and from pledging company stock in any manner.
(3)Includes 3,025 shares held by Mr. Greenberg’s spouse. While Mr. Greenberg retains a pecuniary interest in these shares, he does not have dispositive or voting power with respect thereto and he disclaims any beneficial ownership interest therein.
(4)Mr. Kasnet also owns 10,000 shares of our 8.125% Series A Preferred Stock, which generally does not have voting rights; Mr. Kasnet’s holdings did not exceed 1.0% of the Series A Preferred Stock issued and outstanding as of April 22, 2026.
(5)Ms. Riskey retired in August 2024. Accordingly, Ms. Riskey is included in this table individually as a named executive officer, but is not included in this total for all directors and executive officers as a group.
(6)Based on the Schedule 13G/A filed with the SEC on July 18, 2025, by BlackRock, Inc. on behalf of 14 separately identified subsidiary entities. BlackRock reported sole voting power with respect to 16,365,681 shares and sole dispositive power with respect to all shares.
(7)Based on the Schedule 13G/A filed with the SEC on February 13, 2024, by The Vanguard Group (“Vanguard”) as a member of a group. Vanguard reported, as of December 29, 2023, beneficial ownership of 10,571,743 shares, including shared voting power with respect to 70,763 shares, sole dispositive power with respect to 10,404,516 shares and shared dispositive power with respect to 167,227 shares. According to the Schedule 13G/A filed with the SEC on March 27, 2026, Vanguard reported, as of March 13, 2026, beneficial ownership of 0 shares following an internal reorganization pursuant to which Vanguard’s beneficial ownership has been disaggregated. In the Schedule 13G/A filed with the SEC on March 27, 2026, Vanguard noted that certain of its subsidiaries or business divisions of subsidiaries, that formerly had, or were deemed to have, beneficial ownership with Vanguard, will report beneficial ownership separately (on a disaggregated basis) from Vanguard.

Equity Compensation Plan Information
The following table presents certain information about the Equity Incentive Plan as of December 31, 2025:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column of this table)
Equity compensation plans approved by security holders	—	$—	2,290,644
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	2,290,644
Item 13. Certain Relationships and Related Transactions, and Director Independence
Related Person Transaction Policies
Our Audit Committee charter requires our Audit Committee to review, approve and oversee any related party transactions, as defined in Regulation S-K Item 404, in which our company is a participant, and also authorizes such Committee to develop policies and procedures for its approval of related party transactions. During 2025, there were no relationships or related party transactions between us and any related party that are required to be reported in the 2025 Annual Report on Form 10-K.
From time to time we may engage in ordinary course business relationships and commercial transactions with our significant stockholders, or their subsidiaries, that are deemed to be related pursuant to SEC rules.
Compensation Committee Interlocks and Insider Participation
None of the members of our Compensation Committee or Nominating and Corporate Governance Committee are or have been employed by us. None of our executive officers currently serves as a member of the board of directors or compensation committee of another entity that has one or more executive officers serving on our Board of Directors or our Compensation or Nominating and Corporate Governance Committees.
Director Independence
NYSE rules require that a majority of a company’s board of directors be composed of “independent directors,” which is defined generally as a person other than an executive officer or employee of the company or its subsidiaries or any other individual having a relationship which, in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Consistent with these considerations, our Board of Directors has affirmatively determined, upon the review and recommendation of our Nominating and Corporate Governance Committee, that the following directors each meet the qualifications of an independent director: E. Spencer Abraham, James J. Bender, Sanjiv Das, Karen Hammond, Stephen G. Kasnet, James A. Stern and Hope B. Woodhouse
Item 14. Principal Accountant Fees and Services
Auditor Fees
We retained Ernst & Young LLP to audit our consolidated financial statements for the year ended December 31, 2025. We also retained Ernst & Young LLP, as well as other accounting and consulting firms, to provide various other services in 2025.

The table below presents the aggregate fees billed to us for professional services performed by Ernst & Young LLP for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
Audit fees (1)	$1,538,600	$1,785,930
Audit-related fees (2)	23,000	151,100
Tax fees (3)	356,158	417,631
All other fees	—	—
Total principal accountant fees	$1,917,758	$2,354,661
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
Auditor Services Pre-Approval Policy
The services performed by Ernst & Young LLP in 2025 were pre-approved by our Audit Committee in accordance with the pre-approval policy set forth in our Audit Committee Charter. This policy requires that all engagement fees and the terms and scope of all auditing and non-auditing services be reviewed and approved by the Audit Committee in advance of their formal initiation.

PART IV

Item 15. Exhibits and Financial Statement Schedules
(a) The following documents were filed as part of the 2025 Annual Report on Form 10-K filed with the SEC on February 17, 2026:
(1)Consolidated Financial Statements:
The consolidated financial statements of the Company, together with the independent registered public accounting firm’s report thereon, are set forth in Part II, Item 8 of the 2025 Annual Report on Form 10-K.
(2)Schedules to Consolidated Financial Statements:
All consolidated financial statement schedules not included have been omitted because they are either inapplicable or the information required is provided in the Company’s Consolidated Financial Statements and Notes thereto, included in Part II, Item 8, of the 2025 Annual Report on Form 10-K.
(3)Exhibits:
The exhibits listed on the accompanying Exhibits Index are filed or incorporated by reference as part of this Amendment.

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

2.5
Agreement and Plan of Merger, dated as of March 27, 2026, by and among CrossCountry Intermediate Holdco, LLC, CrossCountry Merger Corp. and Two Harbors Investment Corp. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 27, 2026).

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

Exhibit Number	Exhibit Index
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

4.5	Description of Securities. (incorporated by reference to Exhibit 4.5 to the Registrant's Annual Report on Form 10-K filed with the SEC on February 17, 2026).
10.1*	Second Restated 2009 Equity Incentive Plan (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement filed with the SEC on March 26, 2015).
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

10.11*	Form of Accelerated Payment Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 17, 2025).
10.12*	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 17, 2025).

Exhibit Number	Exhibit Index
19.1	Two Harbors Investment Corp. Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 18, 2025).
21.1	Subsidiaries of Registrant (incorporated by reference to Exhibit 21.1 to the Registrant's Annual Report on Form 10-K filed with the SEC on February 17, 2026).
23.1
Consent of Independent Registered Public Accounting Firm of Ernst & Young LLP (incorporated by reference to Exhibit 23.1 to the Registrant's Annual Report on Form 10-K filed with the SEC on February 17, 2026).

24.1	Powers of Attorney (included on signature page of the Registrant's Annual Report on Form 10-K filed with the SEC on February 17, 2026).
31.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
31.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.1
Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Registrant's Annual Report on Form 10-K filed with the SEC on February 17, 2026).

32.2
Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 to the Registrant's Annual Report on Form 10-K filed with the SEC on February 17, 2026).

97.1	Two Harbors Investment Corp. Incentive Compensation Recoupment Policy (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 21, 2023).
101.INS	XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101). (filed herewith)
____________________
*    Management or compensatory agreement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TWO HARBORS INVESTMENT CORP.
Dated:	April 27, 2026	By:	/s/ William Greenberg
William Greenberg President and Chief Executive Officer (Principal Executive Officer)