Form 10-Q
period 2026-03-31
TWO HARBORS INVESTMENT CORP.
filed 2026-04-29
CIK 1465740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of April 23, 2026, there were 105,046,333 shares of outstanding common stock, par value $0.01 per share, issued and outstanding.

TWO HARBORS INVESTMENT CORP.

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

TWO HARBORS INVESTMENT CORP.

TWO HARBORS INVESTMENT CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2026	December 31, 2025
ASSETS	(unaudited)
Available-for-sale securities, at fair value (amortized cost $6,553,143 and $6,516,016, respectively; allowance for credit losses $1,551 and $1,609, respectively)	$6,507,381	$6,514,471
Mortgage servicing rights, at fair value	2,380,983	2,421,910
Mortgage loans held-for-sale, at fair value	18,536	13,630
Cash and cash equivalents	476,307	842,319
Restricted cash	283,842	219,633
Accrued interest receivable	29,917	29,229
Due from counterparties	432,152	379,259
Derivative assets, at fair value	71,213	87,549
Reverse repurchase agreements	170,855	157,120
Other assets	162,550	194,097
Total Assets (1)	$10,533,736	$10,859,217
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Repurchase agreements	$7,245,287	$7,255,540
Revolving credit facilities	916,871	919,371
Warehouse lines of credit	12,694	9,406
Senior notes	111,200	111,055
Convertible senior notes	—	261,810
Derivative liabilities, at fair value	11,254	4,254
Due to counterparties	247,469	215,814
Dividends payable	48,904	48,932
Accrued interest payable	44,520	81,914
Other liabilities	163,958	163,194
Total Liabilities (1)	8,802,157	9,071,290
Commitments and contingencies (see Note 13)
Stockholders’ Equity:
Preferred stock, par value $0.01 per share; 100,000,000 shares authorized and 24,870,817 shares issued and outstanding ($621,770 liquidation preference)	601,467	601,467
Common stock, par value $0.01 per share; 175,000,000 shares authorized and 105,044,253 and 104,806,311 shares issued and outstanding, respectively	1,050	1,048
Additional paid-in capital	5,952,939	5,948,478
Accumulated other comprehensive loss	(44,278)	(87)
Cumulative earnings	1,226,769	1,194,485
Cumulative distributions to stockholders	(6,006,368)	(5,957,464)
Total Stockholders’ Equity	1,731,579	1,787,927
Total Liabilities and Stockholders’ Equity	$10,533,736	$10,859,217
____________________
(1)The consolidated balance sheets include assets and liabilities of consolidated variable interest entities (“VIEs”). At March 31, 2026 and December 31, 2025, assets of the VIEs totaled $119,118 and $155,807, and liabilities of the VIEs totaled $108,135 and $127,174, respectively. See Note 3 - Variable Interest Entities for additional information.
The accompanying notes are an integral part of these consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (unaudited)
(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2026	2025
Net interest income (expense):
Interest income	$88,650	$111,382
Interest expense	95,161	131,714
Net interest expense	(6,511)	(20,332)
Net servicing income:
Servicing income	130,143	156,859
Servicing costs	1,848	3,197
Net servicing income	128,295	153,662
Other (loss) income:
Loss on investment securities	(10,986)	(32,729)
Loss on servicing asset	(44,009)	(36,221)
Gain (loss) on derivative instruments	15,641	(97,340)
Gain on mortgage loans held-for-sale	2,052	669
Other income	1,317	761
Total other (loss) income	(35,985)	(164,860)
Expenses:
Compensation and benefits	26,698	26,589
Other operating expenses	22,749	20,505
Total expenses	49,447	47,094
Income (loss) before income taxes	36,352	(78,624)
Provision for income taxes	4,068	431
Net income (loss)	32,284	(79,055)
Dividends on preferred stock	(12,807)	(13,186)
Net income (loss) attributable to common stockholders	$19,477	$(92,241)
Basic earnings (loss) per weighted average common share	$0.18	$(0.89)
Diluted earnings (loss) per weighted average common share	$0.18	$(0.89)
Comprehensive (loss) income:
Net income (loss)	$32,284	$(79,055)
Other comprehensive (loss) income:
Unrealized (loss) gain on available-for-sale securities	(44,191)	157,172
Other comprehensive (loss) income	(44,191)	157,172
Comprehensive (loss) income	(11,907)	78,117
Dividends on preferred stock	(12,807)	(13,186)
Comprehensive (loss) income attributable to common stockholders	$(24,714)	$64,931
The accompanying notes are an integral part of these consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)
(in thousands)

	Preferred Stock	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Cumulative Earnings	Cumulative Distributions to Stockholders	Total Stockholders’ Equity
Balance, December 31, 2025	$601,467	$1,048	$5,948,478	$(87)	$1,194,485	$(5,957,464)	$1,787,927
Net income	—	—	—	—	32,284	—	32,284
Other comprehensive loss before reclassifications	—	—	—	(56,580)	—	—	(56,580)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	12,389	—	—	12,389
Other comprehensive loss	—	—	—	(44,191)	—	—	(44,191)
Issuance of common stock, net of offering costs	—	—	41	—	—	—	41
Preferred dividends declared	—	—	—	—	—	(12,807)	(12,807)
Common dividends declared	—	—	—	—	—	(36,097)	(36,097)
Non-cash equity award compensation	—	2	4,420	—	—	—	4,422
Balance, March 31, 2026	$601,467	$1,050	$5,952,939	$(44,278)	$1,226,769	$(6,006,368)	$1,731,579

Balance, December 31, 2024	$601,467	$1,037	$5,936,609	$(320,524)	$1,648,785	$(5,744,865)	$2,122,509
Net loss	—	—	—	—	(79,055)	—	(79,055)
Other comprehensive income before reclassifications	—	—	—	110,220	—	—	110,220
Amounts reclassified from accumulated other comprehensive loss	—	—	—	46,952	—	—	46,952
Other comprehensive income	—	—	—	157,172	—	—	157,172
Issuance of common stock, net of offering costs	—	—	82	—	—	—	82
Preferred dividends declared	—	—	—	—	—	(13,186)	(13,186)
Common dividends declared	—	—	—	—	—	(47,256)	(47,256)
Non-cash equity award compensation	—	3	6,520	—	—	—	6,523
Balance, March 31, 2025	$601,467	$1,040	$5,943,211	$(163,352)	$1,569,730	$(5,805,307)	$2,146,789
The accompanying notes are an integral part of these consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2026	2025
Cash Flows From Operating Activities:
Net income (loss)	$32,284	$(79,055)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of premiums and discounts on investment securities, net	4,964	4,123
Amortization of deferred debt issuance costs on senior notes and convertible senior notes	218	362
Provision for credit losses on investment securities	15	94
Realized and unrealized losses on investment securities	10,971	32,635
Loss on servicing asset	42,527	36,221
Realized and unrealized (gains) losses on derivative instruments	(26,938)	107,412
Gains on mortgage loans held-for-sale	(2,172)	(624)
Equity based compensation	4,422	6,523
Originations and purchases of mortgage loans held-for-sale	(92,318)	(28,870)
Proceeds from sales of mortgage loans held-for-sale	88,373	23,113
Proceeds from repayment of mortgage loans held-for-sale	5	1
Net change in assets and liabilities:
Increase in accrued interest receivable	(688)	(5,946)
Decrease (increase) in deferred income taxes, net	4,067	(2,763)
Decrease in accrued interest payable	(37,394)	(10,640)
Change in other operating assets and liabilities, net	28,244	29,327
Net cash provided by operating activities	56,580	111,913
Cash Flows From Investing Activities:
Purchases of available-for-sale securities	(1,361,798)	(2,625,086)
Proceeds from sales of available-for-sale securities	1,134,825	1,329,584
Principal payments on available-for-sale securities	173,922	180,663
Purchases of mortgage servicing rights, net of purchase price adjustments	(985)	(1,514)
Net proceeds (payments) on derivative instruments	50,865	(146,549)
Payments for reverse repurchase agreements	(545,535)	(1,434,785)
Proceeds from reverse repurchase agreements	531,800	1,562,942
Decrease in due to counterparties, net	(21,238)	(893,113)
Net cash used in investing activities	$(38,144)	$(2,027,858)
The accompanying notes are an integral part of these consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited), continued
(in thousands)

	Three Months Ended
	March 31,
	2026	2025
Cash Flows From Financing Activities:
Proceeds from repurchase agreements	$7,629,246	$12,970,058
Principal payments on repurchase agreements	(7,639,499)	(11,034,285)
Proceeds from revolving credit facilities	—	70,000
Principal payments on revolving credit facilities	(2,500)	(157,000)
Proceeds from warehouse facilities	57,503	28,995
Principal payments on warehouse facilities	(54,215)	(23,056)
Repayment of convertible senior notes	(261,883)	—
Proceeds from issuance of common stock, net of offering costs	41	82
Dividends paid on preferred stock	(13,042)	(11,784)
Dividends paid on common stock	(35,890)	(46,981)
Net cash (used in) provided by financing activities	(320,239)	1,796,029
Net decrease in cash, cash equivalents and restricted cash	(301,803)	(119,916)
Cash, cash equivalents and restricted cash at beginning of period	1,061,952	817,641
Cash, cash equivalents and restricted cash at end of period	$760,149	$697,725
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$131,162	$125,556
Cash (received) paid for income taxes, net	$(777)	$3,701
Noncash Activities:
Dividends declared but not paid at end of period	$48,904	$60,402
UWM Termination Fee paid by CCM (see Note 1)	$25,400	$—
The accompanying notes are an integral part of these consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 1. Organization and Operations
Two Harbors Investment Corp. is a Maryland corporation founded in 2009 that, through its wholly owned subsidiaries (collectively, the “Company”), invests in, finances and manages mortgage servicing rights (“MSR”) and Agency residential mortgage-backed securities (“Agency RMBS”), and, through its operational platform, RoundPoint Mortgage Servicing LLC (“RoundPoint”), is one of the largest servicers of conventional loans in the country. Agency refers to a U.S. government sponsored enterprise (“GSE”), such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”), or a U.S. government agency such as the Government National Mortgage Association (“Ginnie Mae”). The Company is structured as an internally-managed real estate investment trust (“REIT”), and its common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “TWO.”
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
On March 27, 2026, the Company and CrossCountry Intermediate Holdco, LLC (“CCM”) entered into a definitive agreement (the “Original CCM Merger Agreement”) for CCM to acquire all of the outstanding shares of the Company’s common stock in an all-cash transaction (the “CCM Merger”). On April 28, 2026, the Company and CCM entered into an amendment to the Original CCM Merger Agreement (the “Amendment” and, the Original CCM Merger Agreement, as amended by the Amendment, the “Amended CCM Merger Agreement”). The Amendment, among other things, provides that, at the effective time of the CCM Merger, each outstanding share of the Company’s common stock will be converted into the right to receive an amount in cash equal to $11.30 per share, an increase from the $10.80 per share consideration under the Original CCM Merger Agreement. Subject to the terms and conditions of the Amended CCM Merger Agreement, at the effective time, each outstanding share of the Company’s 8.125% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, 7.625% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock and 7.25% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (collectively, the “Preferred Stock”), will remain issued and outstanding. Promptly after the effective time, the surviving company will deliver a notice of redemption to its preferred stockholders, in accordance with the Company’s Articles of Amendment and Restatement, and the Articles Supplementary thereto, and its Amended and Restated Bylaws. Following the effective time, when required in connection with the redemption of the Preferred Stock, CCM, on behalf of the Company, will irrevocably set aside and deposit, separate and apart from its other funds, in trust for the benefit of the Company’s preferred stockholders, cash in immediately available funds in the amount of $25.00 per outstanding share of Preferred Stock, plus any accumulated and unpaid dividends thereon (whether or not authorized or declared) to, but not including, the redemption date (the “Preferred Stock Redemption Amount”). On the redemption date set forth in the notice of redemption, each share of Preferred Stock will be redeemed for an amount in cash equal to the Preferred Stock Redemption Amount. The CCM Merger is expected to close in the second half of 2026, subject to approval of the Company’s common stockholders and the satisfaction of other closing conditions, including customary regulatory approvals.
As previously disclosed, on December 17, 2025, the Company entered into a definitive agreement and plan of merger with UWM Holdings Corporation (“UWM”), (the “UWM Merger Agreement”). Following the determination that the Company had received a “Company Superior Proposal,” as defined in the UWM Merger Agreement, from CCM, and after considering UWM’s proposed revisions to the UWM Merger Agreement in consultation with Two Harbors’ financial advisors and outside legal counsel, on March 27, 2026, prior to entering into the Original CCM Merger Agreement, Two Harbors delivered to UWM a written notice terminating the UWM Merger Agreement. In connection with the termination of the UWM Merger Agreement, CCM, on behalf of Two Harbors, paid UWM a termination fee of $25.4 million in cash as required by the terms of the UWM Merger Agreement (the “UWM Termination Fee”). For the three months ended March 31, 2026, the Company incurred the UWM Termination Fee of $25.4 million; however, this amount was economically and contractually offset through the corresponding payment made by CCM, and accordingly, the UWM Termination Fee did not result in a net impact to the Company’s consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Note 2. Basis of Presentation and Significant Accounting Policies
Consolidation and Basis of Presentation
The interim unaudited consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted according to such SEC rules and regulations. However, management believes that the disclosures included in these interim consolidated financial statements are adequate to make the information presented not misleading.
The consolidated financial statements of the Company include the accounts of all subsidiaries; inter-company accounts and transactions have been eliminated. All trust entities in which the Company holds investments that are considered VIEs for financial reporting purposes were reviewed for consolidation under the applicable consolidation guidance. Whenever the Company has both the power to direct the activities of a trust that most significantly impact the entities’ performance, and the obligation to absorb losses or the right to receive benefits of the entities that could be significant, the Company consolidates the trust. Certain prior period amounts have been reclassified to conform to the current period presentation. The accompanying consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial condition of the Company at March 31, 2026 and results of operations for all periods presented have been made. The results of operations for the three months ended March 31, 2026 should not be construed as indicative of the results to be expected for future periods or the full year.
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
Significant Accounting Policies
Included in Note 2 to the Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 is a summary of the Company’s significant accounting policies.
Recently Issued Accounting Standards
Disaggregation of Income Statement Expenses
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2024-03, which requires public entities to disclose specific expense categories, including employee compensation, depreciation, and intangible asset amortization expenses, in the notes to financial statements on both an annual and interim basis. The guidance also requires a qualitative description of amounts that are not disaggregated quantitatively. The ASU is effective for annual periods beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The guidance should be applied either prospectively or retrospectively for each period presented. The Company is currently evaluating the impact of this ASU on its consolidated financial statements and disclosures.

Note 3. Variable Interest Entities
The Company enters into transactions with subsidiary trust entities that are established for limited purposes. One of the Company’s subsidiary trust entities, MSR Issuer Trust, is utilized for financing MSR through repurchase agreements, pursuant to which, through two of the Company’s wholly owned subsidiaries, MSR is pledged to MSR Issuer Trust and in return, MSR Issuer Trust issued variable funding notes (“VFNs”) to one of the subsidiaries. As of both March 31, 2026 and December 31, 2025, the Company had outstanding repurchase facilities with three financing counterparties that were secured by the VFNs issued by MSR Issuer Trust, which were collateralized by portions of the Company’s MSR portfolio.
Another of the Company’s subsidiary trust entities, Servicing Advance Receivables Issuer Trust, was formed for the purpose of financing servicing advances through a revolving credit facility, pursuant to which Servicing Advance Receivables Issuer Trust issued a VFN backed by servicing advances pledged to the financing counterparty.

TWO HARBORS INVESTMENT CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Both MSR Issuer Trust and Servicing Advance Receivables Issuer Trust are considered VIEs for financial reporting purposes and were reviewed for consolidation under the applicable consolidation guidance. As the Company has both the power to direct the activities of the trusts that most significantly impact the entities’ performance, and the obligation to absorb losses or the right to receive benefits of the entities that could be significant, the Company is the primary beneficiary and, thus, consolidates the trusts. Additionally, in accordance with arrangements entered into in connection with the formation of both MSR Issuer Trust and Servicing Advance Receivables Issuer Trust, the Company has direct financial obligations payable to both trusts, which, in turn, support the trusts’ obligations to the financing counterparties.
The following table presents a summary of the assets and liabilities of all consolidated trusts as reported on the consolidated balance sheets as of March 31, 2026 and December 31, 2025:

(in thousands)	March 31, 2026	December 31, 2025
Restricted cash	$39,135	$55,674
Other assets	79,983	100,133
Total Assets	$119,118	$155,807
Revolving credit facilities	$69,000	$71,500
Accrued interest payable	419	419
Other liabilities	38,716	55,255
Total Liabilities	$108,135	$127,174

Note 4. Available-for-Sale Securities, at Fair Value
The Company holds both Agency and non-Agency available-for-sale (“AFS”) investment securities which are carried at fair value on the consolidated balance sheets. The following table presents the Company’s AFS investment securities by collateral type as of March 31, 2026 and December 31, 2025:

(in thousands)	March 31, 2026	December 31, 2025
Agency:
Federal National Mortgage Association	$3,808,624	$3,972,844
Federal Home Loan Mortgage Corporation	2,525,618	2,362,636
Government National Mortgage Association	169,990	175,732
Non-Agency	3,149	3,259
Total available-for-sale securities	$6,507,381	$6,514,471

At both March 31, 2026 and December 31, 2025, the Company pledged AFS securities with a carrying value of $6.5 billion as collateral for repurchase agreements. See Note 12 - Financing.
At March 31, 2026 and December 31, 2025, the Company did not have any securities purchased from and financed with the same counterparty that did not meet the conditions of ASC 860, Transfers and Servicing, to be considered linked transactions and, therefore, classified as derivatives.
The Company is not required to consolidate VIEs for which it has concluded it is not the primary beneficiary (i.e., the Company does not have both the power to direct the activities of the VIEs that most significantly impact the entities’ performance, and the obligation to absorb losses or the right to receive benefits of the entities that could be significant). The Company’s investments in non-Agency securities are issued by entities that are deemed to be VIEs for which the Company has concluded it is not the primary beneficiary and, therefore, has not consolidated. The Company’s maximum exposure to loss from these unconsolidated VIEs is limited to the fair value of the Company’s investments in non-Agency securities issued by such VIEs. As of March 31, 2026 and December 31, 2025, the carrying value of all non-Agency securities issued by unconsolidated VIEs was $3.1 million and $3.3 million, respectively.

TWO HARBORS INVESTMENT CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The following tables present the amortized cost and carrying value of AFS securities by collateral type as of March 31, 2026 and December 31, 2025:

	March 31, 2026
(in thousands)	Principal/ Current Face	Un-amortized Premium	Accretable Purchase Discount	Amortized Cost	Allowance for Credit Losses	Unrealized Gain	Unrealized Loss	Carrying Value
Agency:
Principal and interest	$6,429,567	$122,199	$(20,168)	$6,531,598	$—	$15,696	$(59,085)	$6,488,209
Interest-only	291,789	17,824	—	17,824	(1,143)	460	(1,118)	16,023
Total Agency	6,721,356	140,023	(20,168)	6,549,422	(1,143)	16,156	(60,203)	6,504,232
Non-Agency	445,580	3,229	(12)	3,721	(408)	167	(331)	3,149
Total	$7,166,936	$143,252	$(20,180)	$6,553,143	$(1,551)	$16,323	$(60,534)	$6,507,381

	December 31, 2025
(in thousands)	Principal/ Current Face	Un-amortized Premium	Accretable Purchase Discount	Amortized Cost	Allowance for Credit Losses	Unrealized Gain	Unrealized Loss	Carrying Value
Agency:
Principal and interest	$6,399,789	$118,427	$(24,900)	$6,493,316	$—	$44,091	$(43,117)	$6,494,290
Interest-only	315,438	18,892	—	18,892	(1,319)	422	(1,073)	16,922
Total Agency	6,715,227	137,319	(24,900)	6,512,208	(1,319)	44,513	(44,190)	6,511,212
Non-Agency	458,740	3,311	(13)	3,808	(290)	170	(429)	3,259
Total	$7,173,967	$140,630	$(24,913)	$6,516,016	$(1,609)	$44,683	$(44,619)	$6,514,471

The following table presents the Company’s AFS securities according to their estimated weighted average life classifications as of March 31, 2026:

	March 31, 2026
(in thousands)	Agency	Non-Agency	Total
< 1 year	$95	$—	$95
≥ 1 and < 3 years	12,457	40	12,497
≥ 3 and < 5 years	1,026,427	—	1,026,427
≥ 5 and < 10 years	5,465,253	2,817	5,468,070
≥ 10 years	—	292	292
Total	$6,504,232	$3,149	$6,507,381

TWO HARBORS INVESTMENT CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Measurement of Allowances for Credit Losses on AFS Securities
The Company uses a discounted cash flow method to estimate and recognize an allowance for credit losses on both Agency and non-Agency AFS securities that are not accounted for under the fair value option. At both March 31, 2026 and December 31, 2025, the allowance for credit losses on AFS securities was $1.6 million.
The following tables present the components comprising the carrying value of AFS securities for which an allowance for credit losses has not been recorded by length of time that the securities had an unrealized loss position as of March 31, 2026 and December 31, 2025. At March 31, 2026 and December 31, 2025, the Company held 1,044 and 968 AFS securities, respectively; of the securities for which an allowance for credit losses has not been recorded, 456 and 70 were in an unrealized loss position for less than twelve consecutive months and 190 and 202 were in an unrealized loss position for more than twelve consecutive months, respectively.

	March 31, 2026
	Unrealized Loss Position for
	Less than 12 Months		12 Months or More		Total
(in thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Agency	$3,046,044	$(20,877)	$1,232,570	$(38,597)	$4,278,614	$(59,474)
Non-Agency	—	—	103	(32)	103	(32)
Total	$3,046,044	$(20,877)	$1,232,673	$(38,629)	$4,278,717	$(59,506)

	December 31, 2025
	Unrealized Loss Position for
	Less than 12 Months		12 Months or More		Total
(in thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Agency	$660,143	$(1,996)	$1,885,254	$(41,410)	$2,545,397	$(43,406)
Non-Agency	560	(88)	340	(99)	900	(187)
Total	$660,703	$(2,084)	$1,885,594	$(41,509)	$2,546,297	$(43,593)

Gross Realized Gains and Losses
Gains and losses from the sale of AFS securities are recorded as realized gains (losses) within loss on investment securities in the Company’s consolidated statements of comprehensive (loss) income. The following table presents details around sales of AFS securities during the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,
(in thousands)	2026	2025
Proceeds from sales of available-for-sale securities	$1,134,825	$1,329,584
Amortized cost of available-for-sale securities sold	(1,145,709)	(1,363,060)
Total realized losses on sales, net	$(10,884)	$(33,476)

Gross realized gains	$4,572	$5,316
Gross realized losses	(15,456)	(38,792)
Total realized losses on sales, net	$(10,884)	$(33,476)

TWO HARBORS INVESTMENT CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Note 5. Servicing Activities
Mortgage Servicing Rights, at Fair Value
One of the Company’s wholly owned subsidiaries, TH MSR Holdings LLC, has approvals from Fannie Mae and Freddie Mac to own and manage MSR, which represent the right to control the servicing of residential mortgage loans. TH MSR Holdings acquires MSR from third-party originators through flow and bulk purchases, as well as through the recapture of MSR on loans in its MSR portfolio that refinance. TH MSR Holdings also acquires MSR on loans originated by its subsidiary, RoundPoint, through purchases and recapture of MSR. TH MSR Holdings does not directly service mortgage loans; instead, it engages its wholly owned subsidiary, RoundPoint, to handle substantially all servicing functions for the mortgage loans underlying the Company’s MSR. RoundPoint also services mortgage loans underlying MSR owned by third parties. RoundPoint has approvals from Fannie Mae, Freddie Mac and Ginnie Mae, to service residential mortgage loans.
The following table summarizes activity related to the Company’s MSR portfolio for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,
(in thousands)	2026	2025
Balance at beginning of period	$2,421,910	$2,994,271
Additions from purchases of mortgage servicing rights	931	1,493
Additions from sales of mortgage loans	669	230
Changes in fair value due to:
Changes in valuation inputs or assumptions used in the valuation model	4,366	16,016
Other changes in fair value (1)	(48,375)	(52,237)
Other changes (2)	1,482	—
Balance at end of period (3)	$2,380,983	$2,959,773
____________________
(1)Primarily represents changes due to the realization of cash flows.
(2)For the three months ended March 31, 2026, other changes includes sales price adjustments associated with prior period MSR sales.
(3)Based on the prior month-end’s principal balance of the loans underlying the Company’s MSR, increased for current month purchases.

At both March 31, 2026 and December 31, 2025, the Company pledged MSR with a carrying value of $2.4 billion as collateral for repurchase agreements and revolving credit facilities. See Note 12 - Financing.
As of March 31, 2026 and December 31, 2025, the key economic assumptions and sensitivity of the fair value of MSR to immediate 10% and 20% adverse changes in these assumptions were as follows:

(dollars in thousands, except per loan data)	March 31, 2026	December 31, 2025
Weighted average prepayment speed:	6.6%	6.8%
Impact on fair value of 10% adverse change	$(48,843)	$(51,264)
Impact on fair value of 20% adverse change	$(95,118)	$(99,777)
Weighted average delinquency:	0.9%	0.9%
Impact on fair value of 10% adverse change	$(1,079)	$(1,078)
Impact on fair value of 20% adverse change	$(2,154)	$(2,170)
Weighted average option-adjusted spread:	5.2%	5.2%
Impact on fair value of 10% adverse change	$(58,340)	$(59,737)
Impact on fair value of 20% adverse change	$(113,981)	$(116,694)
Weighted average per loan annual cost to service:	$65.03	$65.03
Impact on fair value of 10% adverse change	$(30,381)	$(30,898)
Impact on fair value of 20% adverse change	$(60,762)	$(61,797)

TWO HARBORS INVESTMENT CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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
Mortgage Servicing Income and Costs
The Company primarily generates recurring revenue through contractual servicing fees and interest/float income on custodial deposits associated with the Company’s MSR portfolio. Additionally, the Company generates servicing revenue and other fee income including late payment, modification, and other ancillary fees associated with loans underlying MSR owned by third parties and subserviced by the Company. The following table presents the components of servicing income recorded on the Company’s consolidated statements of comprehensive (loss) income for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,
(in thousands)	2026	2025
Servicing fee income	$104,962	$126,171
Ancillary and other fee income	4,805	5,094
Float income	20,376	25,594
Total	$130,143	$156,859

As previously discussed, RoundPoint handles substantially all servicing functions for the mortgage loans underlying the Company’s MSR, as well as for its originated or purchased mortgage loans held-for-sale. For the remaining portion of the Company’s serviced mortgage assets, the Company contracts with appropriately licensed third-party subservicers to handle the servicing functions in the name of the subservicer. All third-party subservicing costs and other servicing expenses directly related to the Company’s MSR portfolio are included within the servicing costs line item on the Company’s consolidated statements of comprehensive (loss) income. All servicing-related general and administrative expenses incurred by RoundPoint are included within the compensation and benefits and other operating expenses line items on the Company’s consolidated statements of comprehensive (loss) income.
Mortgage Servicing Advances
As the servicer of record for the MSR assets, the Company may be required to advance principal and interest payments to security holders, and intermittent tax and insurance payments to local authorities and insurance companies on mortgage loans that are in forbearance, delinquency or default. The Company is responsible for funding these advances, potentially for an extended period of time, before receiving reimbursement from Fannie Mae and Freddie Mac. Servicing advances are priority cash flows in the event of a loan principal reduction or foreclosure and ultimate liquidation of the real estate-owned property, thus making their collection reasonably assured. These servicing advances, net of an allowance for uncollectible advances, totaled $83.5 million and $103.5 million and were included in other assets on the consolidated balance sheets as of March 31, 2026 and December 31, 2025, respectively. At March 31, 2026 and December 31, 2025, mortgage loans in 60+ day delinquent status (whether or not subject to forbearance) accounted for approximately 0.8% and 0.9%, respectively, of the aggregate principal balance of loans for which the Company had servicing advance funding obligations (loans underlying the Company’s MSR).
The Company has one revolving credit facility to finance its servicing advance obligations. At March 31, 2026 and December 31, 2025, the Company had pledged servicing advances with a gross carrying value of $80.0 million and $100.1 million, respectively, as collateral for this revolving credit facility. See Note 12 - Financing.

TWO HARBORS INVESTMENT CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Serviced Mortgage Assets
The Company’s total serviced mortgage assets consist of mortgage loans underlying its MSR assets, off-balance sheet mortgage loans owned by third parties and subserviced by the Company, off-balance sheet mortgage loans owned by third parties for which the Company acts as servicing administrator (subserviced by appropriately licensed third-party subservicers), and originated or purchased mortgage loans held-for-sale at period-end. The following table presents the number of loans and unpaid principal balance of the mortgage assets for which the Company manages the servicing as of March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
(dollars in thousands)	Number of Loans	Unpaid Principal Balance	Number of Loans	Unpaid Principal Balance
Mortgage servicing rights	665,942	$158,871,352	675,215	$162,450,487
Subservicing	179,899	40,051,658	178,356	40,492,124
Servicing administrator	505	265,953	514	272,820
Mortgage loans held-for-sale	70	18,391	38	13,336
Total serviced mortgage assets	846,416	$199,207,354	854,123	$203,228,767

Note 6. Mortgage Loans Held-for-Sale, at Fair Value
The Company originates residential mortgage loans for the purpose of selling to the GSEs or other third-party investors in the secondary market on a servicing-retained basis, typically within 60 days of origination. The Company also holds a small amount of mortgage loans purchased from the collateral underlying its MSR. Mortgage loans held-for-sale are recorded at fair value as a result of a fair value option election. The following table presents the carrying value of Company’s mortgage loans held-for-sale as of March 31, 2026 and December 31, 2025:

(in thousands)	March 31, 2026	December 31, 2025
Unpaid principal balance	$18,391	$13,336
Mark-to-market adjustments	145	294
Total mortgage loans held-for-sale	$18,536	$13,630

The following table presents a reconciliation of the Company’s mortgage loans held-for-sale for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,
(in thousands)	2026	2025
Balance at beginning of period	$13,630	$2,334
Originations and purchases of mortgage loans	92,318	28,870
Sales and principal collections	(87,263)	(22,915)
Unrealized (losses) gains on mortgage loans	(149)	117
Balance at end of period	$18,536	$8,406

The Company is subject to credit risk associated with its originated mortgage loans during the period of time prior to the sale of these loans. The Company considers credit risk associated with these loans to be minimal as it holds the loans for a short period of time and the market for these loans continues to be highly liquid.
The Company utilizes repurchase agreements and warehouse lines of credit to finance its mortgage loans held-for-sale. At March 31, 2026 and December 31, 2025, the Company had pledged mortgage loans held-for-sale with a carrying value of $18.2 million and $13.4 million, respectively, as collateral for its repurchase agreements and warehouse line of credit. See Note 12 - Financing.

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
The following table presents the Company’s restricted cash balances as of March 31, 2026 and December 31, 2025:

(in thousands)	March 31, 2026	December 31, 2025
Restricted cash balances held by trading counterparties:
For securities trading activity	$350	$350
For derivatives trading activity	98,429	50,094
For servicing activities	44,096	60,398
As restricted collateral for borrowings	140,899	108,723
Total restricted cash balances held by trading counterparties	283,774	219,565
Restricted cash balance pursuant to letter of credit on office lease	68	68
Total	$283,842	$219,633

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the Company’s consolidated balance sheets as of March 31, 2026 and December 31, 2025 that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

(in thousands)	March 31, 2026	December 31, 2025
Cash and cash equivalents	$476,307	$842,319
Restricted cash	283,842	219,633
Total cash, cash equivalents and restricted cash	$760,149	$1,061,952

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
To help manage the adverse impact of interest rate changes on the value of the Company’s portfolio, its cash flows, and its loan origination pipeline, the Company may, at times, enter into various forward contracts, including short securities, Agency to-be-announced securities (“TBAs”), options, futures, swaps, caps, credit default swaps, total return swaps and forward mortgage loan sale commitments. In executing on the Company’s current risk management strategy, the Company has entered into TBAs, interest rate swap agreements, futures, options on futures, interest rate lock commitments (“IRLCs”), and forward mortgage loan sale commitments. The Company has also entered into a number of non-derivative instruments to manage interest rate risk, principally MSR and interest-only securities (see discussion below).

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
The following tables present the gross fair value and notional amounts of the Company’s derivative financial instruments treated as trading derivatives as of March 31, 2026 and December 31, 2025:

	March 31, 2026
	Derivative Assets		Derivative Liabilities
(in thousands)	Fair Value	Notional	Fair Value	Notional
Inverse interest-only securities	$64,352	$1,165,070	$—	$—
Interest rate swap agreements	—	—	—	11,435,749
TBAs	6,065	1,925,315	(11,228)	1,093,688
Futures, net	—	(6,354,300)	—	—
Interest rate lock commitments	796	56,244	(26)	9,509
Total	$71,213	$(3,207,671)	$(11,254)	$12,538,946

	December 31, 2025
	Derivative Assets		Derivative Liabilities
(in thousands)	Fair Value	Notional	Fair Value	Notional
Inverse interest-only securities	$68,303	$1,233,247	$—	$—
Interest rate swap agreements	—	—	—	12,579,986
TBAs	18,365	5,676,000	(4,254)	(1,469,285)
Futures, net	—	(4,357,800)	—	—
Interest rate lock commitments	881	49,571	—	—
Total	$87,549	$2,601,018	$(4,254)	$11,110,701

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

TWO HARBORS INVESTMENT CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The following table summarizes the location and amount of gains and losses on derivative instruments reported in the consolidated statements of comprehensive (loss) income:

Derivative Instruments	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		Three Months Ended
(in thousands)		March 31,
		2026	2025
Interest rate risk management:
TBAs	Gain (loss) on derivative instruments	$(42,049)	$29,478
Futures	Gain (loss) on derivative instruments	37,343	(29,763)
Options on futures	Gain (loss) on derivative instruments	(159)	(19)
Interest rate swaps - Payers	Gain (loss) on derivative instruments	50,016	(207,181)
Interest rate swaps - Receivers	Gain (loss) on derivative instruments	(31,277)	108,393
TBAs (pipeline)	Gain on mortgage loans held-for-sale	604	—
Interest rate lock commitments	Gain on mortgage loans held-for-sale	(110)	312
Forward mortgage loan sale commitments	Gain on mortgage loans held-for-sale	—	(168)
Non-risk management:
Inverse interest-only securities	Gain (loss) on derivative instruments	1,767	1,752
Total		$16,135	$(97,196)

For the three months ended March 31, 2026 and 2025, the Company recognized income of $1.7 million and $6.0 million, respectively, for the accrual and/or settlement of the net interest spread associated with its interest rate swaps. The income results from receiving either a floating interest rate (OIS or SOFR) or a fixed interest rate and paying either a fixed interest rate or a floating interest rate (OIS or SOFR) on an average $13.3 billion and $20.4 billion notional, respectively.
The following table presents the average notional amount for the Company’s derivative instruments during the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,
(in thousands)	2026	2025
Inverse interest-only securities	$1,209,616	$145,136
Interest rate swap agreements	13,273,112	20,401,413
TBAs, net	3,827,936	3,120,322
Futures, net	(4,718,100)	(3,350,600)
Interest rate lock commitments	69,956	28,902
Forward mortgage loan sale commitments	—	25,184
Total	$13,662,520	$20,370,357

Cash flow activity related to derivative instruments is reflected within the operating activities and investing activities sections of the consolidated statements of cash flows. Realized gains and losses and derivative fair value adjustments are reflected within the realized and unrealized (gains) losses on derivative instruments and gains on mortgage loans held-for-sale line items within the operating activities section of the consolidated statements of cash flows. The remaining cash flow activity related to derivative instruments is reflected within the net proceeds (payments) on derivative instruments and decrease in due to counterparties, net line items within the investing activities section of the consolidated statements of cash flows.

TWO HARBORS INVESTMENT CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Interest Rate Sensitive Assets/Liabilities
The Company’s Agency RMBS portfolio is generally subject to change in value when interest rates or prepayment speeds decrease or increase, depending on the type of investment. Periods of rising interest rates with corresponding decreasing prepayment speeds generally result in a decline in the value of the Company’s fixed-rate Agency principal and interest (P&I) RMBS. The impact of this effect on the Company’s fixed-rate Agency P&I RMBS portfolio is partially mitigated by the presence of fixed-rate interest-only Agency RMBS, which generally increase in value when prepayment speeds decrease and MSR, which generally increase in value when prepayment speeds decrease and interest rates increase. As of March 31, 2026 and December 31, 2025, the Company had $8.7 million and $9.0 million, respectively, of interest-only securities, and $2.4 billion and $2.4 billion, respectively, of MSR. Interest-only securities are included in AFS securities, at fair value, in the consolidated balance sheets.
The Company monitors its borrowings under repurchase agreements and revolving credit facilities, which are generally floating-rate debt, in relation to the rate profile of its portfolio. In connection with its risk management activities, the Company enters into a variety of derivative and non-derivative instruments to economically hedge interest rate risk or duration mismatch (or gap) by adjusting the duration of its floating-rate borrowings into fixed-rate borrowings to more closely match the duration of its assets. This particularly applies to borrowing agreements with maturities or interest rate resets of less than six months. Typically, the interest receivable terms (e.g., OIS or SOFR) of certain derivatives match the terms of the underlying debt, resulting in an effective conversion of the rate of the related borrowing agreement from floating to fixed. The objective is to manage the cash flows associated with current and anticipated interest payments on borrowings, as well as the ability to roll or refinance borrowings at the desired amount by adjusting the duration. To help manage the adverse impact of interest rate changes on the value of the Company’s portfolio, its cash flows and its loan origination pipeline (consisting of IRLCs and mortgage loans held-for-sale), the Company may, at times, enter into various forward contracts, including short securities, TBAs, options, futures, swaps, caps, credit default swaps, total return swaps and forward mortgage loan sale commitments. In executing on the Company’s current interest rate risk management strategy, the Company has entered into TBAs, interest rate swap agreements, futures, options on futures and forward mortgage loan sale commitments.
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
The Company may hold both long and short notional TBA positions, which are disclosed on a gross basis according to the unrealized gain or loss position of each TBA contract regardless of long or short notional position. The following tables present the notional amount, cost basis, market value and carrying value (which approximates fair value) of the Company’s TBA positions as of March 31, 2026 and December 31, 2025:

	March 31, 2026
				Net Carrying Value (4)
(in thousands)	Notional Amount (1)	Cost Basis (2)	Market Value (3)	Derivative Assets	Derivative Liabilities
Purchase contracts	$4,150,688	$4,131,964	$4,126,526	$4,580	$(10,018)
Sale contracts	(1,131,685)	(1,150,270)	(1,149,995)	1,485	(1,210)
TBAs, net	$3,019,003	$2,981,694	$2,976,531	$6,065	$(11,228)

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

Futures. The Company may use a variety of types of futures independently, or in conjunction with other derivative and non-derivative instruments, in order to mitigate risks. The following table summarizes certain characteristics of the Company’s futures as of March 31, 2026 and December 31, 2025:

(dollars in thousands)	March 31, 2026			December 31, 2025
Type	Notional Amount	Carrying Value	Weighted Average Months to Expiration	Notional Amount	Carrying Value	Weighted Average Months to Expiration
U.S. Treasury futures - 2 year	$(2,312,800)	$—	2.99	$(1,448,000)	$—	2.96
U.S. Treasury futures - 5 year	(1,701,200)	—	2.99	(1,047,400)	—	2.96
U.S. Treasury futures - 10 year	(501,100)	—	2.60	(115,700)	—	2.60
U.S. Treasury futures - 20 year	190,800	—	2.60	283,300	—	2.60
Eris SOFR swap futures - 5 year	(1,200,000)	—	62.60	(1,200,000)	—	62.56
Eris SOFR swap futures - 10 year	(830,000)	—	122.66	(830,000)	—	122.63
Total futures	$(6,354,300)	$—	27.47	$(4,357,800)	$—	36.00

Interest Rate Swap Agreements. The Company may use interest rate swaps independently, or in conjunction with other derivative and non-derivative instruments, in order to mitigate risks. As of March 31, 2026 and December 31, 2025, the Company held the following interest rate swaps that were utilized as economic hedges of interest rate exposure (or duration) whereby the Company receives interest at a floating interest rate (OIS or SOFR):

(dollars in thousands)
March 31, 2026
Swaps Maturities	Notional Amount	Weighted Average Fixed Pay Rate	Weighted Average Receive Rate	Weighted Average Maturity (Years)
≤ 1 year	$—	—%	—%	0.00
> 1 and ≤ 3 years	2,956,609	3.412%	3.680%	1.66
> 3 and ≤ 5 years	1,761,388	3.589%	3.680%	3.67
> 5 and ≤ 7 years	903,892	3.563%	3.680%	5.85
> 7 and ≤ 10 years	622,477	3.887%	3.680%	9.12
> 10 years	670,404	3.855%	3.680%	14.02
Total	$6,914,770	3.562%	3.680%	4.59

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

Additionally, as of March 31, 2026 and December 31, 2025, the Company held the following interest rate swaps that were utilized as economic hedges of interest rate exposure (or duration) risk whereby the Company pays interest at a floating interest rate (OIS or SOFR):

(dollars in thousands)
March 31, 2026
Swaps Maturities	Notional Amount	Weighted Average Pay Rate	Weighted Average Fixed Receive Rate	Weighted Average Maturity (Years)
> 3 and ≤ 5 years	$2,401,428	3.680%	3.450%	4.50
> 5 and ≤ 7 years	280,808	3.680%	3.427%	6.90
> 7 and ≤ 10 years	841,953	3.680%	3.781%	8.91
> 10 years	996,790	3.680%	3.750%	19.49
Total	$4,520,979	3.680%	3.576%	8.77

(dollars in thousands)
December 31, 2025
Swaps Maturities	Notional Amount	Weighted Average Pay Rate	Weighted Average Fixed Receive Rate	Weighted Average Maturity (Years)
> 3 and ≤ 5 years	$1,857,257	3.870%	3.471%	4.64
> 5 and ≤ 7 years	203,547	3.870%	3.712%	6.18
> 7 and ≤ 10 years	740,041	3.870%	3.768%	9.79
> 10 years	867,444	3.870%	3.656%	17.76
Total	$3,668,289	3.870%	3.588%	8.87

Interest Rate Lock Commitments. The Company enters into IRLCs to originate residential mortgage loans at specified interest rates and terms within a specified period of time with customers who have applied for a loan and may meet certain credit and underwriting criteria. IRLCs are subject to changes in mortgage interest rates from the date of the commitment through the date of funding the loan or the cancellation or expiration of the lock commitment, generally ranging between 30 and 90 days. IRLCs are considered freestanding derivatives and are recorded at fair value at inception inclusive of the inherent value of servicing the loan. As of March 31, 2026 and December 31, 2025, the Company had outstanding IRLCs of $65.8 million and $49.6 million in principal ($57.0 million and $37.7 million pull-through adjusted) with a net fair value asset balance of $0.8 million and $0.9 million, respectively.

TWO HARBORS INVESTMENT CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Forward Mortgage Loan Sale Commitments. The Company uses forward mortgage loan sale commitments to manage exposure to interest rate risk and changes in the fair value of IRLCs from the date of the commitment through the date of funding or cancellation or expiration of the lock commitment. Forward mortgage loan sale commitments are also used to manage exposure to interest rate risk and changes in the fair value of the Company’s mortgage loans held-for-sale from the date of funding through the date of sale in the secondary market, typically within 60 days of origination. TBAs are also a form of forward commitments used to help manage the adverse impact of interest rate changes on the value of the Company’s loan origination pipeline (refer to discussion above). Forward mortgage loan sale commitments are recorded at fair value based on pricing of similar instruments in the secondary market based upon the investor, coupon, and estimated sale or delivery month. The Company’s expectation of the amount of IRLCs that will ultimately close is a key factor in determining the notional amount of derivatives used in economically hedging the position. As of March 31, 2026 and December 31, 2025, the Company had no outstanding forward mortgage loan sale commitment derivatives; however, included in the table presenting the Company’s TBA positions above are $54.0 million and $35.0 million of short notional TBA positions with a net fair value asset balance of $0.6 million and liability balance of $0.1 million, respectively, specifically used to manage the adverse impact of interest rate changes on the value of the Company’s loan origination pipeline.
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
Derivative financial instruments contain an element of credit risk if counterparties are unable to meet the terms of the agreements. Credit risk associated with derivative financial instruments is measured as the net replacement cost should the counterparties that owe the Company under such contracts completely fail to perform under the terms of these contracts, assuming there are no recoveries of underlying collateral, as measured by the market value of the derivative financial instruments. As of March 31, 2026, the fair value of derivative financial instruments as an asset and liability position was $71.2 million and $11.3 million, respectively.
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

Note 9. Reverse Repurchase Agreements
The Company may enter into reverse repurchase agreements with third-party broker-dealers whereby it purchases U.S. Treasury securities under agreements to resell at an agreed-upon price and date. Generally, the Company may enter into reverse repurchase agreement transactions in order to effectively borrow U.S. Treasury securities that it can then deliver to counterparties to whom it has made short sales of the same securities, earn a yield on excess cash balances, or preserve existing repurchase agreements by substituting collateral. As of March 31, 2026 and December 31, 2025, the Company had $140.1 million and $146.4 million in amounts due to counterparties as collateral for reverse repurchase agreements that could be pledged, delivered or otherwise used, with a carrying value of the reverse repurchase agreements of $170.9 million and $157.1 million, respectively.

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
The following tables present information about the Company’s assets and liabilities that are subject to master netting arrangements or similar agreements and can potentially be offset on the Company’s consolidated balance sheets as of March 31, 2026 and December 31, 2025:

	March 31, 2026
				Gross Amounts Not Offset with Financial Assets (Liabilities) in the Balance Sheets (1)
(in thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Balance Sheets	Net Amounts of Assets (Liabilities) Presented in the Balance Sheets	Financial Instruments	Cash Collateral (Received) Pledged	Net Amount
Assets:
Derivative assets	$170,893	$(99,680)	$71,213	$(11,254)	$—	$59,959
Reverse repurchase agreements	170,855	—	170,855	—	(140,087)	30,768
Total Assets	$341,748	$(99,680)	$242,068	$(11,254)	$(140,087)	$90,727
Liabilities:
Repurchase agreements	$(7,245,287)	$—	$(7,245,287)	$7,245,287	$—	$—
Derivative liabilities	(110,934)	99,680	(11,254)	11,254	—	—
Total Liabilities	$(7,356,221)	$99,680	$(7,256,541)	$7,256,541	$—	$—

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

Note 11. Fair Value
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
The Company classified 99.95% and 0.05% of its AFS securities as Level 2 and Level 3 fair value assets, respectively, at March 31, 2026.
Mortgage servicing rights. The Company holds a portfolio of MSR that are carried at fair value on the consolidated balance sheets. The Company determines fair value of its MSR using a discounted cash flow model, which incorporates both observable and unobservable market data. Although MSR transactions may be observable in the marketplace, the details of those transactions are not necessarily reflective of the value of the Company’s MSR portfolio. Inputs into the model include principal balance, note rate, geographical location, loan-to-value (“LTV”) ratios, FICO and other loan characteristics, along with servicing fee, ancillary income, earnings rates on escrow balances and recapture rates. Significant unobservable inputs include prepayment speeds; option adjusted spread (“OAS”), which represents the incremental spread added to the risk-free rate to reflect the effects of any embedded options and other risk inherent in MSR; and cost to service. The Company obtains third-party valuations, industry surveys and other available market data quarterly to assess the reasonableness of the significant unobservable inputs used in the cash flow model, as well as the fair value calculated by the cash flow model, subject to internally-established hierarchy and override procedures. As a result, the Company classified 100% of its MSR as Level 3 fair value assets at March 31, 2026.
Mortgage loans held-for-sale. The Company recognizes on its consolidated balance sheets originated mortgage loans held-for-sale that are carried at fair value as a result of a fair value option election. The Company estimates fair value of mortgage loans held-for-sale using a market approach by utilizing either: (i) the fair value of securities backed by similar mortgage loans, adjusted for certain factors to approximate the fair value of a whole mortgage loan, including the value attributable to mortgage servicing and credit risk; (ii) current commitments to purchase loans; or (iii) recent observable market trades for similar loans, adjusted for credit risk and other individual loan characteristics. As these fair values are derived from market observable inputs, the Company classified 100% of its mortgage loans held-for-sale as Level 2 fair value assets at March 31, 2026.
Derivative instruments. The Company may enter into a variety of derivative financial instruments as part of its hedging strategies, including over-the-counter (“OTC”) derivative contracts, such as interest rate swaps. The Company utilizes third-party brokers to value its OTC derivative instruments. The Company classified 100% of its interest rate swaps reported at fair value as Level 2 at March 31, 2026.
The Company may also enter into certain other derivative financial instruments, such as inverse interest-only securities, TBAs, futures and options on futures. The Company utilizes third-party pricing vendors to value inverse interest-only securities, as these instruments are similar in form to the Company’s AFS securities. The Company classified 100% of its inverse interest-only securities at fair value as Level 2 at March 31, 2026. TBAs, futures and options on futures are considered to be active markets such that participants transact with sufficient frequency and volume to provide transparent pricing information for identical instruments. The Company utilizes third-party pricing vendors to value TBAs, futures and options on futures. The Company reported 100% of its TBAs and futures as Level 1 as of March 31, 2026. The Company did not hold any options on futures at March 31, 2026.
The Company also enters into IRLCs and forward mortgage loan sale commitment derivatives in connection with its origination activities. The Company determines fair value of its IRLCs based on valuation models that use the market price for similar loans sold in the secondary market, net of costs to close the loans, subject to the estimated loan funding probability or pull-through rate. Given the significant and unobservable nature of the pull-through rate assumption, the Company classified 100% of its IRLCs as Level 3 at March 31, 2026. The Company did not hold any forward mortgage loan sale commitment derivatives at March 31, 2026.
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

	Recurring Fair Value Measurements
	March 31, 2026
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	$—	$6,504,232	$3,149	$6,507,381
Mortgage servicing rights	—	—	2,380,983	2,380,983
Mortgage loans held-for-sale	—	18,536	—	18,536
Derivative assets	6,065	64,352	796	71,213
Total Assets	$6,065	$6,587,120	$2,384,928	$8,978,113
Liabilities:
Derivative liabilities	$11,228	$—	$26	$11,254
Total Liabilities	$11,228	$—	$26	$11,254

	Recurring Fair Value Measurements
	December 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	$—	$6,511,212	$3,259	$6,514,471
Mortgage servicing rights	—	—	2,421,910	2,421,910
Mortgage loans held-for-sale	—	13,630	—	13,630
Derivative assets	18,365	68,303	881	87,549
Total Assets	$18,365	$6,593,145	$2,426,050	$9,037,560
Liabilities:
Derivative liabilities	$4,254	$—	$—	$4,254
Total Liabilities	$4,254	$—	$—	$4,254

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
Securities that are priced using third-party broker quotations are valued at the bid price (in the case of long positions) or the ask price (in the case of short positions) at the close of trading on the date as of which value is determined. Exchange-traded securities for which no bid or ask price is available are valued at the last traded price. OTC derivative contracts, including interest rate swap agreements, are valued by the Company using observable inputs, specifically quotations received from third-party brokers. Exchange-traded derivative instruments, including futures and options on futures, are valued based on quoted prices for identical instruments in active markets.

TWO HARBORS INVESTMENT CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The following table presents a reconciliation of the Company’s Level 3 assets and liabilities measured at fair value on a recurring basis:

	Recurring Fair Value Measurements
	Assets						Liabilities
(in thousands)	Available-For-Sale Securities		Mortgage Servicing Rights		Interest Rate Lock Commitments		Interest Rate Lock Commitments
Level 3 fair value at December 31, 2025	$3,259		$2,421,910		$881		$—
Net gains (losses) included in net income (loss)	(206)	(1)	5,848	(2)	(85)	(3)	26	(3)
Net gains (losses) included in other comprehensive (loss) income	96		—		—		—
Purchases/additions	—		1,600		—		—
Sales	—		—		—		—
Settlements	—		(48,375)		—		—
Level 3 fair value at March 31, 2026	$3,149		$2,380,983		$796		$26

Level 3 fair value at December 31, 2024	$3,734		$2,994,271		$151		$13
Net gains (losses) included in net income (loss)	(65)	(1)	16,016	(2)	300	(3)	(12)	(3)
Net gains (losses) included in other comprehensive (loss) income	(56)		—		—		—
Purchases/additions	—		1,723		—		—
Sales	—		—		—		—
Settlements	—		(52,237)		—		—
Level 3 fair value at March 31, 2025	$3,613		$2,959,773		$451		$1

Change in unrealized gains or losses for the period included in earnings for assets and liabilities held at:
March 31, 2026	$—	(1)	$4,366	(2)	$796	(3)	$26	(3)
March 31, 2025	$—	(1)	$16,016	(2)	$451	(3)	$1	(3)
Change in unrealized gains or losses for the period included in other comprehensive (loss) income for assets and liabilities held at:
March 31, 2026	$96		$—		$—		$—
March 31, 2025	$(56)		$—		$—		$—
____________________
(1)Included in loss on investment securities on the consolidated statements of comprehensive (loss) income.
(2)Included in loss on servicing asset on the consolidated statements of comprehensive (loss) income.
(3)Included in gain on mortgage loans held-for-sale on the consolidated statements of comprehensive (loss) income.

No transfers between Level 1, Level 2 or Level 3 were made during the three months ended March 31, 2026 or 2025. Transfers between Levels are deemed to take place on the first day of the reporting period in which the transfer has taken place.
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

TWO HARBORS INVESTMENT CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The Company determines the fair value of its MSR internally using a discounted cash flow model. The tables below present information about the significant unobservable market data used by management as inputs into models utilized to inform their best estimates of the fair value measurement of the Company’s MSR classified as Level 3 fair value assets at March 31, 2026 and December 31, 2025:

March 31, 2026
Unobservable Input	Range			Weighted Average (1)
Constant prepayment speed	4.8%	-	30.8%	6.6%
Option-adjusted spread	5.2%	-	5.2%	5.2%
Per loan annual cost to service	$65.00	-	$73.88	$65.03

December 31, 2025
Unobservable Input	Range			Weighted Average (1)
Constant prepayment speed	4.8%	-	47.3%	6.8%
Option-adjusted spread	5.2%	-	5.2%	5.2%
Per loan annual cost to service	$65.00	-	$73.88	$65.03
___________________
(1)Calculation for constant prepayment speed and per-loan annual cost to service utilizes underlying loan principal balance for weighting purposes. Calculation for OAS utilizes relative MSR market value for weighting purposes.

The Company determines the fair value of its Level 3 IRLCs based on valuation models that incorporate the estimated pull-through rate, which is considered a significant unobservable input. The tables below present information about the pull-through rates used in the valuation of IRLCs at March 31, 2026 and December 31, 2025:

March 31, 2026
Unobservable Input	Range			Weighted Average (1)
Pull-through rate	52.6%	-	100.0%	86.4%

December 31, 2025
Unobservable Input	Range			Weighted Average (1)
Pull-through rate	54.5%	-	100.0%	76.2%
___________________
(1)Calculation utilizes underlying loan principal balance for weighting purposes.

Nonrecurring Fair Value
Certain assets are measured at fair value on a nonrecurring basis; that is, they are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances, such as when there is evidence of impairment. Upon the occurrence of certain events, the Company re-measures the fair value of long-lived assets, including property, plant and equipment, operating lease right of use assets, intangible assets and goodwill if an impairment or observable price adjustment is recognized in the current period. No instances requiring re-measurement of assets measured at fair value on a nonrecurring basis occurred during the three months ended March 31, 2026 and 2025.
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

TWO HARBORS INVESTMENT CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
•Reverse repurchase agreements have a carrying value which approximates fair value due to their short-term nature. The Company categorizes the fair value measurement of these assets as Level 2.
•The carrying value of repurchase agreements, revolving credit facilities and warehouse lines of credit that mature in less than one year generally approximates fair value due to the short maturities. As of March 31, 2026, the Company had outstanding borrowings of $847.9 million under revolving credit facilities that are considered long-term. The Company’s long-term revolving credit facilities have floating rates based on an index plus a spread and the credit spread is typically consistent with those demanded in the market. Accordingly, the interest rates on these borrowings are at market and thus carrying value approximates fair value. The Company categorizes the fair value measurement of these liabilities as Level 2.
•Senior notes are carried at their unpaid principal balance, net of any unamortized deferred issuance costs. The Company estimates the fair value of its senior notes using the quoted price on the NYSE as of March 31, 2026. The Company categorizes the fair value measurement of these liabilities as Level 1.
•Prior to their maturity and repayment in January 2026, convertible senior notes were carried at their unpaid principal balance, net of any unamortized deferred issuance costs. The Company estimated the fair value of its convertible senior notes using the market transaction price nearest to reporting date. The Company categorized the fair value measurement of these liabilities as Level 2.
The following table presents the carrying values and estimated fair values of assets and liabilities that are required to be recorded or disclosed at fair value at March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Available-for-sale securities	$6,507,381	$6,507,381	$6,514,471	$6,514,471
Mortgage servicing rights	$2,380,983	$2,380,983	$2,421,910	$2,421,910
Mortgage loans held-for-sale	$18,536	$18,536	$13,630	$13,630
Cash and cash equivalents	$476,307	$476,307	$842,319	$842,319
Restricted cash	$283,842	$283,842	$219,633	$219,633
Derivative assets	$71,213	$71,213	$87,549	$87,549
Reverse repurchase agreements	$170,855	$170,855	$157,120	$157,120
Other assets	$28,073	$28,073	$28,073	$28,073
Liabilities:
Repurchase agreements	$7,245,287	$7,245,287	$7,255,540	$7,255,540
Revolving credit facilities	$916,871	$916,871	$919,371	$919,371
Warehouse lines of credit	$12,694	$12,694	$9,406	$9,406
Senior notes	$111,200	$115,644	$111,055	$118,542
Convertible senior notes	$—	$—	$261,810	$262,095
Derivative liabilities	$11,254	$11,254	$4,254	$4,254

TWO HARBORS INVESTMENT CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Note 12. Financing
Secured Financing
The following tables summarize the Company’s secured financing arrangements by collateral type:

	March 31, 2026
	Collateral Type
(in thousands)	RMBS (1)	Mortgage Servicing Rights and Advances	Mortgage Loans Held-for-Sale	Total Secured Financing
Repurchase agreements	$6,665,054	$575,000	$5,233	$7,245,287
Revolving credit facilities	—	916,871	—	916,871
Warehouse lines of credit	—	—	12,694	12,694
Total	$6,665,054	$1,491,871	$17,927	$8,174,852

	December 31, 2025
	Collateral Type
(in thousands)	RMBS (1)	Mortgage Servicing Rights and Advances	Mortgage Loans Held-for-Sale	Total Secured Financing
Repurchase agreements	$6,601,446	$650,000	$4,094	$7,255,540
Revolving credit facilities	—	919,371	—	919,371
Warehouse lines of credit	—	—	9,406	9,406
Total	$6,601,446	$1,569,371	$13,500	$8,184,317
____________________
(1)Includes Agency and non-Agency AFS securities and Agency derivatives, as detailed within the Repurchase Agreements section of this Note 12.

Repurchase Agreements
The Company finances certain of its investment securities, MSR and mortgage loans held-for-sale through the use of repurchase facilities. At March 31, 2026 and December 31, 2025, the Company’s repurchase agreements had the following characteristics and remaining maturities:

	March 31, 2026
	Collateral Type
(dollars in thousands)	Agency RMBS	Agency Derivatives	Mortgage Servicing Rights	Mortgage Loans Held-for-Sale	Total Amount Outstanding
Within 30 days	$2,196,967	$—	$—	$—	$2,196,967
30 to 59 days	1,461,670	48,698	—	—	1,510,368
60 to 89 days	826,037	—	—	5,233	831,270
90 to 119 days	721,971	—	—	—	721,971
120 to 364 days	1,409,711	—	575,000	—	1,984,711
Total	$6,616,356	$48,698	$575,000	$5,233	$7,245,287
Weighted average days to maturity	71	37	215	84	82
Weighted average borrowing rate	3.84%	4.26%	6.71%	5.68%	4.07%

TWO HARBORS INVESTMENT CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	December 31, 2025
	Collateral Type
(dollars in thousands)	Agency RMBS	Agency Derivatives	Mortgage Servicing Rights	Mortgage Loans Held-for-Sale	Total Amount Outstanding
Within 30 days	$2,194,337	$56,670	$—	$—	$2,251,007
30 to 59 days	1,744,692	—	—	—	1,744,692
60 to 89 days	1,689,646	—	—	4,094	1,693,740
90 to 119 days	916,101	—	—	—	916,101
120 to 364 days	—	—	650,000	—	650,000
Total	$6,544,776	$56,670	$650,000	$4,094	$7,255,540
Weighted average days to maturity	55	7	193	83	67
Weighted average borrowing rate	4.12%	4.46%	6.76%	5.88%	4.36%

The following table summarizes assets at carrying value that are pledged or restricted as collateral for the future payment obligations of the Company’s repurchase agreements:

(in thousands)	March 31, 2026	December 31, 2025
Available-for-sale securities, at fair value	$6,498,786	$6,505,374
Mortgage servicing rights, at fair value (1)	941,598	958,947
Mortgage loans held-for-sale, at fair value	5,358	3,746
Restricted cash	140,493	108,367
Due from counterparties	255,451	206,514
Derivative assets, at fair value	62,094	67,227
Total	$7,903,780	$7,850,175
____________________
(1)As of March 31, 2026 and December 31, 2025, MSR repurchase agreements totaling $575.0 million and $650.0 million, respectively, were secured by VFNs issued issued by MSR Issuer Trust and collateralized by portions of the Company’s MSR portfolio. See Note 3 - Variable Interest Entities for further details.

Although the transactions under repurchase agreements represent committed borrowings until maturity, the respective lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets would require the Company to provide additional collateral or fund margin calls.
As of both March 31, 2026 and December 31, 2025, the net carrying value of assets sold under agreements to repurchase, including accrued interest plus any cash or assets on deposit to secure the repurchase obligation, less the amount of the repurchase liability, including accrued interest, with any individual counterparty or group of related counterparties did not exceed 10% of total stockholders’ equity. The Company does not anticipate any defaults by its repurchase agreement counterparties. There can be no assurance, however, that any such default or defaults will not occur.
Revolving Credit Facilities
To finance MSR assets and related servicing advance obligations, the Company has entered into revolving credit facilities collateralized by the value of the MSR and/or servicing advances pledged. As of March 31, 2026 and December 31, 2025, the Company had outstanding short- and long-term borrowings under revolving credit facilities of $916.9 million and $919.4 million with a weighted average borrowing rate of 6.68% and 6.77% and weighted average remaining maturities of 1.5 and 1.8 years, respectively.

TWO HARBORS INVESTMENT CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Although the transactions under revolving credit facilities represent committed borrowings from the time of funding until maturity, the respective lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets below a designated threshold would require the Company to provide additional collateral or pay down the facility. As of March 31, 2026 and December 31, 2025, MSR with a carrying value of $1.4 billion and $1.5 billion, respectively, was pledged as collateral for the Company’s future payment obligations under its MSR revolving credit facilities. As of March 31, 2026 and December 31, 2025, servicing advances with a carrying value of $80.0 million and $100.1 million, respectively, were pledged as collateral for the Company’s future payment obligations under its servicing advance revolving credit facility. The Company does not anticipate any defaults by its revolving credit facility counterparties, although there can be no assurance that any such default or defaults will not occur.
Warehouse Lines of Credit
To finance origination activities, the Company has entered into a warehouse line of credit collateralized by the value of the mortgage loans pledged for a period of up to 90 days or until they are sold to the GSEs or other third-party investors in the secondary market, typically within 60 days of origination. As of March 31, 2026 and December 31, 2025, the Company had outstanding short-term borrowings under its warehouse line of credit of $12.7 million and $9.4 million with a weighted average borrowing rate of 5.67% and 6.00% and weighted average remaining maturities of 86 and 80 days, respectively.
Although transactions under the warehouse line of credit represent committed borrowings from the time of funding until maturity, the respective lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets below a designated threshold would require the Company to provide additional collateral or pay down the facility. As of March 31, 2026 and December 31, 2025, mortgage loans held-for-sale with a carrying value of $12.8 million and $9.6 million, respectively, were pledged as collateral for the Company’s future payment obligations under its warehouse line of credit. Additionally, as of both March 31, 2026 and December 31, 2025, cash of $0.4 million was held in restricted accounts as collateral for future payment obligations of outstanding balances under the warehouse line of credit. The Company does not anticipate any defaults by its warehouse line of credit counterparties, although there can be no assurance that any such default or defaults will not occur.
Unsecured Financing
Senior Notes
On May 13, 2025, the Company closed an underwritten public offering of $115.0 million aggregate principal amount of its senior notes due in 2030, which included $15.0 million aggregate principal amount sold by the Company to the underwriters of the offering pursuant to an overallotment option. The senior notes are unsecured and bear an interest rate of 9.375% per annum, payable quarterly in arrears on February 15, May 15, August 15 and November 15. The senior notes will mature in August 2030, unless earlier redeemed in accordance with their terms. The Company may redeem the senior notes, in whole or in part, any time on or after May 15, 2027, at a redemption price equal to 100% of the principal amount redeemed plus accrued and unpaid interest. The Company may also repurchase the senior notes in open market or privately negotiated transactions at the same or differing price without giving prior notice to or obtaining any consent of the holders. The net proceeds from the offering were approximately $110.6 million after deducting underwriting discounts and offering expenses payable by the Company. As of March 31, 2026 and December 31, 2025, the outstanding amount included on the consolidated balance sheets, net of unamortized deferred issuance costs, was $111.2 million and $111.1 million, respectively.
Convertible Senior Notes
The Company’s convertible senior notes were repaid in full on their January 15, 2026 maturity date, were unsecured, paid interest semiannually at a rate of 6.25% per annum and were convertible at the option of the holder into shares of the Company’s common stock. As of December 31, 2025, the outstanding amount included on the consolidated balance sheets, net of unamortized deferred issuance costs, was $261.8 million.

TWO HARBORS INVESTMENT CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Future Maturities
At March 31, 2026, the Company had the following remaining maturities on its financing arrangements:

(in thousands)	Repurchase Agreements	Revolving Credit Facilities	Warehouse Lines of Credit	Senior Notes	Total
Remainder of 2026	$7,245,287	$69,000	$12,694	$—	$7,326,981
2027	—	567,731	—	—	567,731
2028	—	—	—	—	—
2029	—	280,140	—	—	280,140
2030	—	—	—	111,200	111,200
Total	$7,245,287	$916,871	$12,694	$111,200	$8,286,052

Note 13. Commitments and Contingencies
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
Based on information currently available, management is not aware of any legal or regulatory claims or other contingencies that would have a material effect on the Company’s consolidated financial statements and therefore no accrual is required as of March 31, 2026.

TWO HARBORS INVESTMENT CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Note 14. Stockholders’ Equity
Redeemable Preferred Stock
The following is a summary of the Company’s series of cumulative redeemable preferred stock issued and outstanding as of March 31, 2026. In the event of a voluntary or involuntary liquidation, dissolution or winding up of the Company, each series of preferred stock will rank on parity with one another and rank senior to the Company’s common stock with respect to the payment of the dividends and the distribution of assets.

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

For each series of preferred stock, the Company may redeem the stock on or after the redemption eligible date in whole or in part, at any time or from time to time. The Company may also purchase shares of preferred stock from time to time in the open market by tender or in privately negotiated transactions. Each series of preferred stock has a par value of $0.01 per share and a liquidation and redemption price of $25.00, plus any accumulated and unpaid dividends thereon up to, but excluding, the redemption date. Through March 31, 2026, the Company had declared and paid all required quarterly dividends on the Company’s preferred stock.
Preferred Share Repurchase Program
In June 2022, the Company’s board of directors authorized the repurchase of up to an aggregate of 5,000,000 shares of the Company’s preferred stock, which includes each series shown in the table above under the heading Redeemable Preferred Stock. Preferred shares may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to trading plans in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or by any combination of such methods. The manner, price, number and timing of preferred share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The preferred share repurchase program does not require the purchase of any minimum number of shares, and, subject to SEC rules, purchases may be commenced or suspended at any time without prior notice. The preferred share repurchase program does not have an expiration date. No shares of the Company’s preferred stock were repurchased during the three months ended March 31, 2026 or 2025.

TWO HARBORS INVESTMENT CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Common Stock
As of March 31, 2026, the Company had 105,044,253 shares of common stock outstanding. The following table presents a reconciliation of the common shares outstanding for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,
	2026	2025
Common shares outstanding, beginning of period	104,806,311	103,680,321
Issuance of common stock	3,293	6,526
Non-cash equity award compensation (1)	234,649	338,249
Common shares outstanding, end of period	105,044,253	104,025,096
___________________
(1)See Note 15 - Equity Incentive Plans for further details regarding the Company’s equity incentive plans.

Distributions to Stockholders
The following table presents cash dividends declared by the Company on its preferred and common stock during the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,
(in thousands, except per share amounts)	2026		2025
Class of Stock	Amount	Per Share	Amount	Per Share
Series A Preferred Stock	$2,565	$0.51	$2,565	$0.51
Series B Preferred Stock	$4,841	$0.48	$4,841	$0.48
Series C Preferred Stock	$5,401	$0.56	$5,780	$0.60
Common Stock	$36,097	$0.34	$47,256	$0.45

Dividend Reinvestment and Direct Stock Purchase Plan
The Company sponsors a dividend reinvestment and direct stock purchase plan through which stockholders may purchase additional shares of the Company’s common stock by reinvesting some or all of the cash dividends received on shares of the Company’s common stock. Stockholders may also make optional cash purchases of shares of the Company’s common stock subject to certain limitations detailed in the plan prospectus. The plan allows for the issuance of up to an aggregate of 937,500 shares of the Company’s common stock. During the three months ended March 31, 2026 and 2025, 3,293 and 6,526 shares were issued under the plan for total proceeds of $41 thousand and $83 thousand, respectively.
Common Share Repurchase Program
The Company’s common share repurchase program allows for the repurchase of up to an aggregate of 9,375,000 shares of the Company’s common stock. Common shares may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act, or by any combination of such methods. The manner, price, number and timing of common share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The common share repurchase program does not require the purchase of any minimum number of shares, and, subject to SEC rules, purchases may be commenced or suspended at any time without prior notice. The common share repurchase program does not have an expiration date. During the three months ended March 31, 2026 and 2025, no shares of common stock were repurchased.
At-the-Market Offerings
Pursuant to its equity distribution agreements, the Company is authorized to offer and sell up to 15,000,000 shares of its common stock from time to time in any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”). During the three months ended March 31, 2026 and 2025, no shares were sold under the “at the market” equity distribution agreements.

TWO HARBORS INVESTMENT CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss at March 31, 2026 and December 31, 2025 was as follows:

(in thousands)	March 31, 2026	December 31, 2025
Available-for-sale securities:
Unrealized gains	$15,981	$44,382
Unrealized losses	(60,259)	(44,469)
Accumulated other comprehensive loss	$(44,278)	$(87)

Reclassifications out of Accumulated Other Comprehensive Loss
The Company reclassifies unrealized gains and losses on AFS securities in accumulated other comprehensive loss to net income (loss) upon the recognition of any realized gains and losses on sales as individual securities are sold. For the three months ended March 31, 2026 and 2025, the Company reclassified unrealized losses on sold AFS securities of $12.4 million and $47.0 million, respectively, from accumulated other comprehensive loss to loss on investment securities on the consolidated statements of comprehensive (loss) income.

Note 15. Equity Incentive Plans
The Company’s 2021 Equity Incentive Plan (the “Equity Incentive Plan”), provides incentive compensation to attract and retain qualified directors, officers, personnel and other parties who may provide significant services to the Company. The Equity Incentive Plan is administered by the compensation committee of the Company’s board of directors. The compensation committee has the full authority to administer and interpret the Equity Incentive Plan, to authorize the granting of awards, to determine the eligibility of potential recipients to receive an award, to determine the number of shares of common stock to be covered by each award (subject to the individual participant limitations provided in the Equity Incentive Plan), to determine the terms, provisions and conditions of each award (which may not be inconsistent with the terms of the Equity Incentive Plan), to prescribe the form of instruments evidencing awards and to take any other actions and make all other determinations that it deems necessary or appropriate in connection with the Equity Incentive Plan or the administration or interpretation thereof. In connection with this authority, the compensation committee may, among other things, establish performance goals that must be met in order for awards to be granted or to vest, or for the restrictions on any such awards to lapse.
The Equity Incentive Plan provides for grants of restricted common stock, restricted stock units (“RSUs”), performance-based awards (including performance share units (“PSUs”)), phantom shares, dividend equivalent rights and other equity-based awards. The Equity Incentive Plan is subject to a ceiling of 4,250,000 shares of the Company’s common stock.
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

TWO HARBORS INVESTMENT CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Restricted Stock Units
The following table summarizes the activity related to RSUs for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026		2025
	Units	Weighted Average Grant Date Fair Market Value	Units	Weighted Average Grant Date Fair Market Value
Outstanding at Beginning of Period	631,529	$12.40	633,746	$15.64
Granted	606,134	10.71	513,534	11.44
Vested	(114,416)	(13.95)	(248,198)	(16.81)
Forfeited	—	—	(450)	(17.43)
Outstanding at End of Period	1,123,247	$11.33	898,632	$12.92

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
Performance Share Units
The following table summarizes the activity related to PSUs for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026		2025
	Target Units	Weighted Average Grant Date Fair Market Value	Target Units	Weighted Average Grant Date Fair Market Value
Outstanding at Beginning of Period	715,726	$15.25	652,770	$19.58
Granted	—	—	390,662	13.29
Vested	(67,056)	(22.47)	(90,051)	(21.83)
Forfeited	—	—	(80,153)	(21.00)
Outstanding at End of Period	648,670	$14.51	873,228	$16.40

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

TWO HARBORS INVESTMENT CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Restricted Common Stock
In December 2025, the Company granted 309,187 shares of restricted common stock pursuant to the Equity Incentive Plan. The estimated fair value of these awards was $11.32 per share on the grant date, based on the adjusted closing market price of the Company’s common stock on the NYSE on such date. Subsequently, 154,593 shares of restricted common stock were withheld to satisfy the applicable 2025 tax withholding obligation. As of both March 31, 2026 and December 31, 2025, 154,594 shares of unvested restricted common stock remained outstanding. There were no grants, vestings or forfeitures of restricted common stock during the three months ended March 31, 2026 or 2025 and no shares of unvested restricted common stock outstanding at March 31, 2025 or December 31, 2024. The shares underlying the restricted common stock will vest ratably on each of the first three anniversaries of the grant date, as long as such grantee complies with the terms and conditions of the applicable restricted stock award agreement.
Non-Cash Equity Compensation Expense
For the three months ended March 31, 2026 and 2025, the Company recognized compensation related to RSUs, PSUs and restricted common stock granted pursuant to the Equity Incentive Plan of $4.4 million and $6.5 million, respectively. As of March 31, 2026, the Company had $8.1 million of total unrecognized compensation cost related to unvested share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 2.2 years.

Note 16. Interest Income and Interest Expense
The following table presents the components of the Company’s interest income and interest expense for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,
	2026	2025
Interest income:
Available-for-sale securities	$80,687	$100,418
Mortgage loans held-for-sale	169	53
Other	7,794	10,911
Total interest income	88,650	111,382
Interest expense:
Repurchase agreements	74,527	107,078
Revolving credit facilities	16,350	20,126
Warehouse lines of credit	109	55
Senior notes	2,841	—
Convertible senior notes	710	4,455
Other	624	—
Total interest expense	95,161	131,714
Net interest expense	$(6,511)	$(20,332)

Note 17. Income Taxes
For the three months ended March 31, 2026 and 2025, the Company qualified to be taxed as a REIT under the Code for U.S. federal income tax purposes. As long as the Company qualifies as a REIT, the Company generally will not be subject to U.S. federal income taxes on its taxable income to the extent it annually distributes its net taxable income to stockholders, and does not engage in prohibited transactions. The Company intends to distribute 100% of its REIT taxable income and comply with all requirements to continue to qualify as a REIT. The majority of states also recognize the Company’s REIT status. The Company’s TRSs file separate tax returns and are fully taxed as standalone U.S. C corporations. It is assumed that the Company will retain its REIT status and will incur no REIT level taxation as it intends to comply with the REIT regulations and annual distribution requirements.

TWO HARBORS INVESTMENT CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
During the three months ended March 31, 2026 and 2025, the Company recognized a provision for income taxes of $4.1 million and $0.4 million, respectively, which was primarily due to net income from MSR servicing and mortgage loan origination activities, partially offset by net losses recognized on MSR and operating expenses incurred in the Company’s TRSs.
Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s consolidated financial statements of a contingent tax liability for uncertain tax positions. Additionally, there were no amounts accrued for penalties or interest as of or during the periods presented in these consolidated financial statements.

Note 18. Earnings Per Share
The following table presents a reconciliation of the net earnings (loss) and shares used in calculating basic and diluted earnings (loss) per share for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,
(in thousands, except share data)	2026	2025
Basic Earnings (Loss) Per Share:
Net income (loss)	$32,284	$(79,055)
Dividends on preferred stock	(12,807)	(13,186)
Dividends and undistributed earnings allocated to participating equity-based awards	(434)	(404)
Net income (loss) attributable to common stockholders, basic	$19,043	$(92,645)
Basic weighted average common shares	104,876,645	103,976,437
Basic earnings (loss) per weighted average common share	$0.18	$(0.89)
Diluted Earnings (Loss) Per Share:
Net income (loss) attributable to common stockholders, basic	$19,043	$(92,645)
Reallocation impact of undistributed earnings to participating equity-based awards	—	—
Interest expense attributable to dilutive convertible notes	—	—
Net income (loss) attributable to common stockholders, diluted	$19,043	$(92,645)
Basic weighted average common shares	104,876,645	103,976,437
Effect of dilutive shares issued in an assumed vesting of contingently issuable equity-based awards	446,528	—
Effect of dilutive shares issued in an assumed conversion of convertible notes	—	—
Diluted weighted average common shares	105,323,173	103,976,437
Diluted earnings (loss) per weighted average common share	$0.18	$(0.89)

For the three months ended March 31, 2026 and 2025, excluded from the calculation of diluted earnings per share was the effect of adding undistributed earnings reallocated to participating RSAs and RSUs and the assumed conversion of the Company’s convertible senior notes, as inclusion for each would have been antidilutive for both periods. For the three months ended March 31, 2025, also excluded from the calculation of diluted earnings per share was the effect of the assumed vesting of outstanding PSUs, as inclusion would have been antidilutive.

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

Note 20. Subsequent Events
Events subsequent to March 31, 2026 were evaluated through the date these consolidated financial statements were issued and, except as otherwise discussed in Note 1 - Organization and Operations, no other additional events were identified requiring further disclosure in these consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q as well as our Annual Report on Form 10-K for the year ended December 31, 2025.

General
We are a Maryland corporation that invests in, finances and manages mortgage servicing rights (“MSR”) and Agency residential mortgage-backed securities (“RMBS”), and, through our operational platform, RoundPoint Mortgage Servicing LLC (“RoundPoint”), we are one of the largest servicers of conventional loans in the country. Agency refers to a U.S. government sponsored enterprise (“GSE”), such as the Federal National Mortgage Association (“Fannie Mae”), or the Federal Home Loan Mortgage Corporation (“Freddie Mac”), or a U.S. government agency such as the Government National Mortgage Association (“Ginnie Mae”). We are structured as an internally-managed real estate investment trust (“REIT”) and our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “TWO.” We seek to leverage our core competencies of understanding and managing interest rate and prepayment risk to invest in our portfolio of MSR and Agency RMBS. Our objective is to deliver more stable performance, relative to RMBS portfolios without MSR, across changing market environments, and we are acutely focused on creating sustainable stockholder value over the long term.
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
RoundPoint has approvals from Fannie Mae, Freddie Mac and Ginnie Mae to service residential mortgage loans. RoundPoint services originated or purchased mortgage loans held-for-sale, mortgage loans underlying TH MSR Holdings’ MSR, and mortgage loans underlying MSR owned by third parties. RoundPoint also operates an in-house, direct-to-consumer originations platform, which was established primarily to benefit our MSR portfolio through the retention or recapture of existing borrowers by providing them with competitive refinance and purchase mortgage options. The originations platform also originates both first and second mortgages for new borrowers that do not currently have a mortgage loan serviced by RoundPoint and brokers second lien loans to our existing borrowers. For our own MSR portfolio, adding new or recaptured MSR through our origination platform is intended to hedge faster than expected MSR prepayment speeds in a refinance environment, and requires less capital relative to acquiring MSR through flow and bulk purchases from third-party originators. In addition, origination activities are generally counter-cyclical to MSR; MSR fair value tends to move opposite to origination volume. For example, the value of MSR typically increases in periods marked by low origination activity and vice versa. Thus, origination activities provide supplementary sources of profitability to our stockholders while also hedging our MSR.
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

We have elected to be treated as a REIT for U.S. federal income tax purposes. To qualify as a REIT we are required to meet certain investment and operating tests and annual distribution requirements. We generally will not be subject to U.S. federal income taxes on our taxable income to the extent that we annually distribute all of our net taxable income to stockholders, do not participate in prohibited transactions and maintain our intended qualification as a REIT. However, certain activities that we may perform may cause us to earn income which will not be qualifying income for REIT purposes. We have designated certain of our subsidiaries as taxable REIT subsidiaries (“TRSs”) as defined in the Internal Revenue Code, to engage in such activities. We also operate our business in a manner that will permit us to maintain our exemption from registration under the Investment Company Act of 1940 (the “1940 Act”). Certain of our subsidiaries have obtained the requisite licenses and approvals to own and manage MSR and to originate and directly service residential mortgage loans.
On March 27, 2026, we entered into a definitive agreement (the “Original CCM Merger Agreement”) for CrossCountry Intermediate Holdco, LLC (“CCM”) to acquire all of the outstanding shares of our common stock in an all-cash transaction (the “CCM Merger”). On April 28, 2026, we and CCM entered into an amendment to the Original CCM Merger Agreement (the “Amendment” and, the Original CCM Merger Agreement, as amended by the Amendment, the “Amended CCM Merger Agreement”). The Amendment, among other things, provides that, at the effective time of the CCM Merger, each outstanding share of our common stock will be converted into the right to receive an amount in cash equal to $11.30 per share, an increase from the $10.80 per share consideration under the Original CCM Merger Agreement. Subject to the terms and conditions of the Amended CCM Merger Agreement, at the effective time, each outstanding share of our 8.125% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, 7.625% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock and 7.25% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (collectively, the “Preferred Stock”), will remain issued and outstanding. Promptly after the effective time, the surviving company will deliver a notice of redemption to its preferred stockholders, in accordance with our Articles of Amendment and Restatement, and the Articles Supplementary thereto, and its Amended and Restated Bylaws. Following the effective time, when required in connection with the redemption of the Preferred Stock, CCM, on our behalf, will irrevocably set aside and deposit, separate and apart from its other funds, in trust for the benefit of our preferred stockholders, cash in immediately available funds in the amount of $25.00 per outstanding share of Preferred Stock, plus any accumulated and unpaid dividends thereon (whether or not authorized or declared) to, but not including, the redemption date (the “Preferred Stock Redemption Amount”). On the redemption date set forth in the notice of redemption, each share of Preferred Stock will be redeemed for an amount in cash equal to the Preferred Stock Redemption Amount. The CCM Merger is expected to close in the second half of 2026, subject to approval of our common stockholders and the satisfaction of other closing conditions, including customary regulatory approvals.
As previously disclosed, on December 17, 2025, we entered into a definitive agreement and plan of merger (the “UWM Merger Agreement”) with UWM Holdings Corporation (“UWM”). Following the determination that we had received a “Company Superior Proposal,” as defined in the UWM Merger Agreement, from CCM, and after considering UWM’s proposed revisions to the UWM Merger Agreement in consultation with our financial advisors and outside legal counsel, on March 27, 2026, prior to entering into the Original CCM Merger Agreement, we delivered to UWM a written notice terminating the UWM Merger Agreement. In connection with the termination of the UWM Merger Agreement, CCM, on our behalf, paid UWM a termination fee of $25.4 million in cash as required by the terms of the UWM Merger Agreement (the “UWM Termination Fee”). For the three months ended March 31, 2026, we incurred the UWM Termination Fee of $25.4 million; however this amount was economically and contractually offset through the corresponding payment made by CCM, and accordingly, the UWM Termination Fee did not result in a net impact to our consolidated financial statements.

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains, or incorporates by reference, not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), and that are subject to the safe harbors created by such sections. Forward-looking statements involve numerous risks and uncertainties. Our actual results may differ from our beliefs, expectations, estimates, and projections and, consequently, you should not rely on these forward-looking statements as predictions of future events. Forward-looking statements are not historical in nature and can be identified by words such as “anticipate,” “estimate,” “will,” “should,” “expect,” “target,” “believe,” “intend,” “seek,” “plan,” “goals,” “future,” “likely,” “may,” “optimistic” and similar expressions or their negative forms, or by references to strategy, plans, or intentions. These forward-looking statements are subject to risks and uncertainties, including, among other things, those described in our Annual Report on Form 10-K for the year ended December 31, 2025, under the caption “Risk Factors.” Other risks, uncertainties and factors that could cause actual results to differ materially from those projected are described below and may be described from time to time in reports we file with the Securities and Exchange Commission (the “SEC”) including our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise any such forward-looking statements, whether as a result of new information, future events, or otherwise.

On March 27, 2026, we entered into the Original CCM Merger Agreement, as amended by the Amendment on April 28, 2026, pursuant to which we will merge with and into a merger subsidiary of CCM, with the merger subsidiary continuing as a wholly owned subsidiary of CCM. The forward-looking statements in this Quarterly Report on Form 10-Q, other than the statements regarding the proposed CCM Merger, do not assume the consummation of the proposed CCM Merger unless specifically stated otherwise.
Important factors, among others, that may affect our actual results include:
•risks relating to the pending CCM Merger, including: the occurrence of any event, change or other circumstances that could delay or prevent closing of the pending CCM Merger or give rise to the termination of the Amended CCM Merger Agreement; unanticipated costs or restrictions resulting from regulatory review of the CCM Merger; restrictions on our business activities imposed by the Amended CCM Merger Agreement; costs incurred in connection with the CCM Merger; and litigation risks relating to the CCM Merger;
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

Fair Value Measurement
A significant portion of our assets and liabilities are reported at fair value and, therefore, our consolidated balance sheets and statements of comprehensive (loss) income are significantly affected by fluctuations in market prices. At March 31, 2026, approximately 85.2% of our total assets, or $9.0 billion, consisted of financial instruments recorded at fair value. See Note 11 - Fair Value to the consolidated financial statements, included in this Quarterly Report on Form 10-Q, for descriptions of valuation methodologies used to measure material assets and liabilities at fair value and details of the valuation models, key inputs to those models and significant assumptions utilized. Although we execute various hedging strategies to mitigate our exposure to changes in fair value, we cannot fully eliminate our exposure to volatility caused by fluctuations in market prices.
Any temporary change in the fair value of our available-for-sale (“AFS”) securities, excluding certain AFS securities for which we have elected the fair value option, is recorded as a component of accumulated other comprehensive loss and does not impact our reported income (loss) for U.S. GAAP purposes (“GAAP net income (loss)”). However, changes in the provision for credit losses on AFS securities are recognized immediately in GAAP net income (loss). Our GAAP net income (loss) is also affected by fluctuations in market prices on the remainder of our financial assets and liabilities recorded at fair value, including interest rate swap agreements and certain other derivative instruments (i.e., Agency to-be-announced securities (“TBAs”), options on TBAs, futures, options on futures, inverse interest-only securities, interest rate lock commitments and forward loan sale commitments), which are accounted for as derivative trading instruments under U.S. GAAP, fair value option elected AFS securities, MSR and mortgage loans held-for-sale.
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
We estimate the fair value of our MSR using a discounted cash flow model, which incorporates both observable and unobservable market data, including principal balance, note rate, geographical location, loan-to-value (“LTV”) ratios, FICO and other loan characteristics, along with servicing fee, ancillary income, earnings rates on escrow balances and recapture rates. Significant unobservable inputs include prepayment speeds; option adjusted spread (“OAS”), which represents the incremental spread added to the risk-free rate to reflect the effects of any embedded options and other risk inherent in MSR; and cost to service. We obtain third-party valuations, industry surveys and other available market data quarterly to assess the reasonableness of the significant unobservable inputs used in the cash flow model, as well as fair value calculated by the cash flow model, subject to internally-established hierarchy and override procedures.
Considerable judgment is used in forming conclusions and estimating inputs to our Level 3 fair value measurements. Level 3 inputs such as interest rate movements, prepayments speeds, credit losses and discount rates are inherently difficult to estimate. Changes to these inputs can have a significant effect on fair value measurements. Accordingly, there is no assurance that our estimates of fair value are indicative of the amounts that would be realized on the ultimate sale or exchange of these assets. At March 31, 2026, 22.6% of our total assets were classified as Level 3 fair value assets.

Critical Accounting Estimates
The preparation of financial statements in accordance with U.S. GAAP requires us to make certain judgments and assumptions, based on information available at the time of our preparation of the financial statements, in determining accounting estimates used in preparation of the statements. Accounting estimates are considered critical if the estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made and if different estimates reasonably could have been used in the reporting period or changes in the accounting estimate are reasonably likely to occur from period to period that would have a material impact on our financial condition, results of operations or cash flows. Our significant accounting policies are described in Note 2 to the consolidated financial statements, included under Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2025. Our most critical accounting policies involve our fair valuation of AFS securities, MSR and derivative instruments.
The methods used by us to estimate fair value for AFS securities, MSR and derivative instruments may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair value. Furthermore, while we believe that our valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. We use prices obtained from third-party pricing vendors or broker quotes deemed indicative of market activity and current as of the measurement date, which in periods of market dislocation, may have reduced transparency. For more information on our fair value measurements, see Note 11 - Fair Value to the consolidated financial statements, included under Part I, Item 1 of this Quarterly Report on Form 10-Q. Additionally, the key economic assumptions and sensitivity of the fair value of MSR to immediate adverse changes in these assumptions are presented in Note 5 - Servicing Activities to the consolidated financial statements, included under Part I, Item 1 of this Quarterly Report on Form 10-Q.

Market Conditions and Outlook
The performance of equity and fixed-income sectors in the first quarter was adversely affected by the conflict in the Middle East, which began at the end of February and remained uncertain at quarter-end. An oil price shock, triggered by an almost complete cessation of supply coming through the Persian Gulf, resulted in the price of crude oil almost doubling quarter-over-quarter to over $100 per barrel. As a result, forecasts for inflation and economic growth became more uncertain. For U.S. markets, the S&P 500 declined by 4.6%, and the Treasury yield curve bear-flattened. The 2-year Treasury yield rose by 32 basis points (“bps”) to 3.79%, while the 10-year Treasury yield increased 15 bps to finish at 4.32%. From February 27, 2026 when the 10-year Treasury yield hit a quarterly low of 3.94%, which happened to coincide with the beginning of the military action in the Middle East, the effects on yields were more stark.
Amid the uncertainty, the Federal Reserve (the “Fed”) left rates unchanged at both their February and March meetings. Market expectations for the Fed’s effective rate at 2026 year-end rose from 3.06% on December 31, 2025 to 3.57% at March 31, 2026, essentially wiping away any prospects of Fed cuts in 2026. Economic statistics over the quarter were mixed, punctuated by a weaker than anticipated employment report in March, with the unemployment rate unexpectedly rising to 4.4%. Rekindled concerns over inflation and from the oil price shock, were strong enough that despite the apparent deterioration of the labor conditions, interest rates rose into the end of the quarter. The Fed’s median rate forecast released in March continued to price in one 25 bps cut in 2026, though the forecast for inflation increased to 2.7% (versus the Fed’s 2.0% target), which Chairman Powell said incorporated the observed increase in inflation readings since the February report. The minutes from the Fed’s March meeting reinforced the conundrum the Fed faces from the Middle East conflict: potentially worsening inflation coupled with an economic slowdown.
At the start of the quarter, RMBS performance was buoyed by the continued decline of implied volatility and the announcement in early January by the Director of the Federal Housing Finance Agency directing the GSEs to purchase $200 billion of Agency MBS in an effort to explicitly tighten mortgage spreads. The effort is part of a larger campaign to lower mortgage rates and improve housing affordability. Implied volatility, as measured by 2-year options on 10-year swap rates, fell to 73 bps near the end of January, its lowest level since October 2021, and spreads ratcheted tighter after the announcement. Current coupon spreads reached quarterly narrows in mid-January, with nominal and option-adjusted spreads tightening by 10-15 bps from the beginning of the quarter. Unsurprisingly, the RMBS market delivered positive hedged returns in January, with the Bloomberg US MBS Index delivering 52 bps of excess return, its best month in over a year.
However, over the course of February and March, driven predominantly by the outbreak of the Middle East conflict, the attendant increase in realized and implied volatility and the flattening of the yield curve, performance deteriorated. Implied volatility on 2-year options on 10-year swaps finished the quarter up 5 bps to 85 bps. Current coupon spreads versus swaps, on a nominal and option-adjusted basis, widened by 26 and 15 bps, finishing the quarter at 141 and 60 bps, respectively. Hedged performance versus swaps across the coupon stack was mixed, with some belly coupons and higher coupon specified pools eking out a positive return, while performance for most of the stack between 4.5% and 6.0% was negative. Hedged performance versus U.S. Treasuries was better, as longer-end swap spreads tightened over the quarter. Even so, the Bloomberg US MBS Index, in which performance is measured against U.S. Treasuries, had an excess cumulative return of negative 36 bps over February and March.

The 30-year mortgage rate finished up about 25 bps quarter-over-quarter to about 6.5%, though it touched 6% in both January and February, allowing savvy and fast-acting borrowers to find the best rates in years. While overall prepayment speeds for the universe of Fannie Mae and Freddie Mac loans were unchanged quarter-over-quarter, prepayments rates for refinanceable loans jumped higher in March reacting to the quarterly lows in mortgage rates earlier in the quarter. Though absolute prepayment rates reached similar levels as observed in October 2025, they were more benign after adjusting for rate incentive (i.e., the prepayment “S-curve” in the first quarter was not as reactive as it had been in October when the media effect was most elevated). Our MSR portfolio prepayment rate slowed to only 5.6% conditional prepayment rate (“CPR”) in the first quarter of 2026, reflecting declining housing turnover rates in winter months. With prepayment rates on worst-to-deliver high coupon collateral remaining elevated, the call protection offered by specified pools was evident. For the pools owned in our portfolio, they paid only about 9.8% CPR in the quarter, once again around 20% slower lower than model projections, as they benefit from unique and carefully-curated characteristics.
Activity and demand for MSR in the first quarter remained high, with servicing transfers in the first quarter of 2026 topping an estimated $93 billion UPB, outpacing the first quarter of 2025 (approximately $66 billion), though below the fourth quarter of 2025 (approximately $154 billion). We continue to see most of the supply coming from non-bank originators with a broader array of buyer types including other non-bank originators, banks and REITs. Pricing for bulk and flow channels was stable in the first quarter. Given the increase in mortgage rates and wider spreads for RMBS in the first quarter, servicing multiples generally increased. Delinquency rates for GSE servicing remain low.
The housing market remains slow, and persistent inventory shortages in many markets is expected to continue to put upward pressure on prices. We anticipate home prices to rise in the single digits annualized, and for housing turnover to continue to trend about 5% higher year-on-year, especially as primary rates are currently lower year-on-year. Nevertheless, pockets of weakness in Southern markets persist with builders continuing to offer buydowns to move inventory. Housing affordability, which had been improving since mid-2025, is likely to reverse given the rise in mortgage rates.
RMBS funding markets remained stable and available during the quarter. With extra cash moving into the market, repurchase agreement spreads tightened from the fourth quarter of 2025 to around 13 to 20 bps to SOFR in the first quarter of 2026.
Looking ahead, the situation in the Middle East remains highly fluid, and the severity and length of the resulting economic disruptions are very hard to gauge. The steady decline of interest rate volatility in the later half of 2025 and into early 2026 accounted for much of the performance of RMBS spreads. The outbreak of war in the Persian Gulf reversed that, and geopolitical tensions will remain the primary driver of market sentiment and economic outlook. However, it’s worth noting that while there was a substantial increase in implied volatility off the quarterly lows, implied volatility for much of the term structure only went back to levels last seen in the fourth quarter of 2025. Current coupon spreads are tighter than they were then, which reflects the explicit support the sector has received from the Administration. In addition to the demand from the GSEs, the Basel III Endgame should be beneficial for RMBS spreads as banks would have more capital to use to purchase MBS and hold mortgage loans, which should reduce securitization rates and RMBS supply. In total, RMBS hedged with swaps possesses favorable nominal yield with less downside compared to prior quarters given favorable supply/demand characteristics, though total performance will be very dependent on interest rate volatility. The MSR market remains well supported, and the paired construction of low mortgage rate MSR with RMBS generates attractive risk adjusted returns with lower expected volatility, relative to RMBS portfolios without MSR. At quarter-end, only about 1% of our MSR portfolio had 50 bps or more of economic incentive to refinance, providing a substantial cushion to a refinance wave. For those loans that are refinanceable, RoundPoint’s direct-to-consumer origination effort is efficiently recapturing those borrowers.
The following table provides the carrying value of our investment portfolio by asset type:

(dollars in thousands)	March 31, 2026		December 31, 2025
Agency RMBS	$6,568,185	73.4%	$6,579,141	73.1%
Mortgage servicing rights	2,380,983	26.6%	2,421,910	26.9%
Other	3,149	—%	3,259	—%
Total	$8,952,317		$9,004,310

Prepayment speeds and volatility due to interest rates
Our portfolio is subject to market risks, primarily interest rate risk and prepayment risk. We pair our MSR and interest-only Agency RMBS portfolio with a portion of our Agency pool portfolio to offset risk. During periods of decreasing interest rates with rising prepayment speeds, the market value of our Agency pools generally increases and the market value of our interest-only securities and MSR generally decreases. The inverse relationship occurs when interest rates rise and prepayments fall. Prepayment rates for the MSR portfolio decreased to 5.6% over the three months ended March 31, 2026, which is consistent with the universe of mortgage loans with similar coupon rates, primarily due to mortgage rates rising towards the end of the quarter. In addition to changes in interest rates, changes in home price performance, key employment metrics and government programs, among other macroeconomic factors, can affect prepayment speeds. We believe our active portfolio management approach, including our asset selection process, positions us to respond to a variety of market scenarios. Although we are unable to predict future interest rate movements, our strategy of pairing MSR with Agency RMBS, with a focus on managing various associated risks, including interest rate, prepayment, credit, mortgage spread and financing risk, is intended to generate stable performance, relative to RMBS portfolios without MSR, with a low level of sensitivity to changes in the yield curve, prepayments and interest rate cycles.
The following table provides the three-month average CPR experienced by our Agency RMBS and MSR during the three months ended March 31, 2026, and the four immediately preceding quarters:

	Three Months Ended
	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025
Agency RMBS	8.6%	7.9%	8.0%	8.4%	7.0%
Mortgage servicing rights	5.6%	6.4%	6.0%	5.8%	4.2%

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
The following tables provide the carrying value of our Agency RMBS portfolio by underlying mortgage loan rate type:

	March 31, 2026
(dollars in thousands)	Principal/ Current Face	Carrying Value	Weighted Average CPR (1)	% Prepayment Protected	Gross Weighted Average Coupon Rate	Amortized Cost	Allowance for Credit Losses	Weighted Average Loan Age (months)
Agency RMBS AFS:
30-Year Fixed:
4.5%	$359,083	$348,940	7.7%	100.0%	5.2%	$353,679	$—	43
5.0%	1,403,829	1,398,678	9.7%	99.2%	5.8%	1,425,175	—	45
5.5%	1,551,668	1,569,040	11.5%	80.3%	6.4%	1,576,959	—	25
6.0%	1,529,605	1,568,341	25.6%	78.3%	6.9%	1,569,255	—	10
≥ 6.5%	486,478	507,161	27.8%	90.6%	7.3%	505,760	—	12
	5,330,663	5,392,160	16.7%	86.9%	6.4%	5,430,828	—	26
Other P&I	1,098,904	1,096,049	5.1%	—%	5.3%	1,100,770	—	13
Interest-only	291,789	16,023	7.8%	—%	5.3%	17,824	(1,143)	187
Agency Derivatives	1,165,070	63,953	28.2%	—%	7.0%	73,003	—	18
Total Agency RMBS	$7,886,426	$6,568,185		71.3%		$6,622,425	$(1,143)

	December 31, 2025
(dollars in thousands)	Principal/ Current Face	Carrying Value	Weighted Average CPR (1)	% Prepayment Protected	Gross Weighted Average Coupon Rate	Amortized Cost	Allowance for Credit Losses	Weighted Average Loan Age (months)
Agency RMBS AFS:
30-Year Fixed:
4.5%	$1,089,904	$1,073,972	8.1%	100.0%	5.2%	$1,089,701	$—	42
5.0%	1,429,457	1,441,677	8.0%	100.0%	5.7%	1,451,456	—	42
5.5%	786,868	804,095	13.0%	99.7%	6.4%	795,750	—	41
6.0%	1,732,107	1,789,914	9.8%	82.9%	6.9%	1,776,570	—	8
≥ 6.5%	508,260	532,258	17.0%	89.8%	7.3%	528,440	—	9
	5,546,596	5,641,916	10.2%	93.6%	6.2%	5,641,917	—	28
Other P&I	853,193	852,374	0.7%	—%	5.2%	851,399	—	12
Interest-only	315,438	16,922	6.7%	—%	5.4%	18,892	(1,319)	184
Agency Derivatives	1,233,247	67,929	16.2%	—%	7.0%	76,785	—	16
Total Agency RMBS	$7,948,474	$6,579,141		80.3%		$6,588,993	$(1,319)
____________________
(1)Weighted average actual one-month CPR released at the beginning of the following month based on RMBS held as of the preceding month-end.

Our MSR portfolio offers attractive spreads and has many risk reducing characteristics when paired with our Agency RMBS portfolio. The following table summarizes activity related to the UPB of loans underlying our MSR portfolio for the three months ended March 31, 2026, and the four immediately preceding quarters:

	Three Months Ended
(in thousands)	March 31, 2026	December 31, 2025	September 30, 2025	June 30 2025	March 31, 2025
UPB at beginning of period	$162,450,487	$175,820,641	$198,822,611	$196,773,345	$200,317,009
Purchases of mortgage servicing rights	95,229	329,726	663,744	6,554,362	154,724
Origination and recapture of mortgage servicing rights	56,586	69,328	34,497	34,054	20,225
Sales of mortgage servicing rights	—	(9,551,653)	(19,111,664)	—	—
Scheduled payments	(1,392,998)	(1,422,921)	(1,647,185)	(1,637,296)	(1,623,566)
Prepaid	(2,326,504)	(2,738,707)	(2,964,335)	(2,913,721)	(2,110,028)
Other changes	(11,448)	(55,927)	22,973	11,867	14,981
UPB at end of period	$158,871,352	$162,450,487	$175,820,641	$198,822,611	$196,773,345

Counterparty exposure and leverage ratio
We monitor counterparty exposure amongst our broker, banking and lending counterparties on a daily basis. We believe our broker and banking counterparties are well-capitalized organizations, and we attempt to manage our cash balances across these organizations to reduce our exposure to any single counterparty.
As of March 31, 2026, we had entered into repurchase agreements with 21 counterparties, 18 of which had outstanding balances. In addition, we held short- and long-term borrowings under revolving credit facilities, warehouse lines of credit, and unsecured borrowings under senior notes. As of March 31, 2026, the debt-to-equity ratio funding our Agency and non-Agency investment securities, MSR and related servicing advances and mortgage loans held-for-sale, which includes unsecured borrowings under senior notes, was 4.8:1.0.

As of March 31, 2026, we held $476.3 million in cash and cash equivalents, approximately $7.3 million of unpledged Agency RMBS and $3.1 million of unpledged non-Agency securities. As a result, we had an overall estimated unused borrowing capacity on our unpledged securities of approximately $8.2 million. As of March 31, 2026, we held approximately $1.6 million of unpledged MSR and $7.4 million of unpledged servicing advances. Overall, on March 31, 2026, we had $102.1 million unused committed and $875.0 million unused uncommitted borrowing capacity on MSR financing facilities, and $81.0 million in unused committed borrowing capacity on servicing advance financing facilities. As of March 31, 2026, we held approximately $0.4 million of unpledged mortgage loans and had $22.3 million unused committed borrowing capacity on our warehouse line of credit and $44.8 million unused uncommitted borrowing capacity on our loan repurchase agreement. Generally, unused borrowing capacity may be the result of our election not to utilize certain financing, as well as delays in the timing in which funding is provided, insufficient collateral or the inability to meet lenders’ eligibility requirements for specific types of asset classes.
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
Our total serviced mortgage assets consist of mortgage loans underlying our MSR assets, off-balance sheet mortgage loans owned by third parties and subserviced by us, off-balance sheet mortgage loans owned by third parties for which we act as servicing administrator (subserviced by appropriately licensed third-party subservicers), and originated or purchased mortgage loans held-for-sale at period-end. The following table presents the number of loans and unpaid principal balance of the mortgage assets for which we manage the servicing as of March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
(dollars in thousands)	Number of Loans	Unpaid Principal Balance	Number of Loans	Unpaid Principal Balance
Mortgage servicing rights	665,942	$158,871,352	675,215	$162,450,487
Subservicing	179,899	40,051,658	178,356	40,492,124
Servicing administrator	505	265,953	514	272,820
Mortgage loans held-for-sale	70	18,391	38	13,336
Total serviced mortgage assets	846,416	$199,207,354	854,123	$203,228,767

Summary of Results of Operations and Financial Condition
Our book value per common share for U.S. GAAP purposes was $10.57 at March 31, 2026, a decrease from $11.13 per common share at December 31, 2025. The decline in book value for the three months ended March 31, 2026 was primarily driven by net mark-to-market losses recognized on investment securities and MSR, as well as dividends declared, partially offset by servicing income. Our comprehensive loss attributable to common stockholders was $24.7 million for the three months ended March 31, 2026, as compared to comprehensive income attributable to common stockholders of $64.9 million for the three months ended March 31, 2025.

The following table presents the components of our comprehensive (loss) income for the three months ended March 31, 2026 and 2025:

(in thousands, except per share amounts)	Three Months Ended
Income Statement Data:	March 31,
	2026	2025
	(unaudited)
Net interest expense:
Interest income	$88,650	$111,382
Interest expense	95,161	131,714
Net interest expense	(6,511)	(20,332)
Net servicing income:
Servicing income	130,143	156,859
Servicing costs	1,848	3,197
Net servicing income	128,295	153,662
Other income (loss):
Loss on investment securities	(10,986)	(32,729)
Loss on servicing asset	(44,009)	(36,221)
Gain (loss) on derivative instruments	15,641	(97,340)
Gain on mortgage loans held-for-sale	2,052	669
Other income	1,317	761
Total other loss	(35,985)	(164,860)
Expenses:
Compensation and benefits	26,698	26,589
Other operating expenses	22,749	20,505
Total expenses	49,447	47,094
Income (loss) before income taxes	36,352	(78,624)
Provision for income taxes	4,068	431
Net income (loss)	32,284	(79,055)
Dividends on preferred stock	(12,807)	(13,186)
Net income (loss) attributable to common stockholders	$19,477	$(92,241)
Basic earnings (loss) per weighted average common share	$0.18	$(0.89)
Diluted earnings (loss) per weighted average common share	$0.18	$(0.89)
Dividends declared per common share	$0.34	$0.45
Comprehensive (loss) income:
Net income (loss)	$32,284	$(79,055)
Other comprehensive (loss) income:
Unrealized (loss) gain on available-for-sale securities	(44,191)	157,172
Other comprehensive (loss) income	(44,191)	157,172
Comprehensive (loss) income	(11,907)	78,117
Dividends on preferred stock	(12,807)	(13,186)
Comprehensive (loss) income attributable to common stockholders	$(24,714)	$64,931

Results of Operations
Interest Income
Interest income decreased to $88.7 million for the three months ended March 31, 2026 from $111.4 million for the same period in 2025, primarily due to a decrease in Agency RMBS portfolio size.
Interest Expense
Interest expense decreased to $95.2 million for the three months ended March 31, 2026 from $131.7 million for the same period in 2025, primarily due to decreases in average borrowings outstanding on the Agency RMBS and MSR portfolios, as well as the lower overall interest rate environment.
Net Interest Income
The following table presents the components of interest income and average net asset yield earned by asset type, the components of interest expense and average cost of funds on borrowings incurred by collateral type, and net interest income and average net interest spread for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
(dollars in thousands)	Average Balance (1)	Interest Income/Expense	Net Yield/Cost of Funds	Average Balance (1)	Interest Income/Expense	Net Yield/Cost of Funds
Interest-earning assets:
Available-for-sale securities	$6,445,955	$80,687	5.0%	$8,321,221	$100,418	4.8%
Mortgage loans held-for-sale	11,280	169	6.0%	3,371	53	6.3%
Reverse repurchase agreements	164,911	1,497	3.6%	341,989	3,707	4.3%
Other		6,297			7,204
Total interest income/net asset yield	$6,622,146	$88,650	5.4%	$8,666,581	$111,382	5.1%
Interest-bearing liabilities:
Borrowings collateralized by:
Available-for-sale securities	$6,338,724	$63,028	4.0%	$7,883,759	$91,134	4.6%
Agency Derivatives (2)	50,340	533	4.2%	5,055	62	4.9%
Mortgage servicing rights and advances (3)	1,529,593	27,253	7.1%	1,843,294	36,008	7.8%
Mortgage loans held-for-sale	11,129	172	6.2%	3,144	55	7.0%
Unsecured borrowings:
Senior notes	111,162	2,841	10.2%	—	—	—%
Convertible senior notes	40,737	710	7.0%	260,474	4,455	6.8%
Other		624			—
Total interest expense/cost of funds	$8,081,685	$95,161	4.7%	$9,995,726	$131,714	5.3%
Net interest expense/spread		$(6,511)	0.7%		$(20,332)	(0.2)%
____________________
(1)Average asset balance represents average amortized cost on AFS securities and average unpaid principal balance on mortgage loans held-for-sale and reverse repurchase agreements.
(2)Yields on Agency Derivatives not shown as the related interest income is included in gain (loss) on derivative instruments in the consolidated statements of comprehensive (loss) income.
(3)Yields on mortgage servicing rights and advances not shown as these assets do not earn interest.

The increase in yields on AFS securities for the three months ended March 31, 2026, as compared to the same period in 2025, was driven by net sales of lower coupon AFS securities, which was partially offset by slightly higher premium amortization. The decrease in cost of funds associated with the financing of AFS securities for the three months ended March 31, 2026, as compared to the same period in 2025, was due to the lower interest rate environment.
The decrease in yields on reverse repurchase agreements for the three months ended March 31, 2026, as compared to the same period in 2025, was due to the lower interest rate environment.
The decrease in cost of funds associated with the financing of MSR assets and related servicing advance obligations for the three months ended March 31, 2026, as compared to the same period in 2025, was primarily due to the lower interest rate environment. We have one revolving credit facility in place to finance our servicing advance obligations, which are included in other assets on our consolidated balance sheets.
In May 2025, we issued $115.0 million of unsecured senior notes due in 2030, which pay interest quarterly at rate of 9.375% per annum. The cost of funds associated with our senior notes also includes amortization of deferred debt issuance costs.

We repaid the outstanding balance of our convertible senior notes on the January 15, 2026 maturity date.
The following table presents the components of the yield earned on our AFS securities portfolio as a percentage of our average amortized cost of securities for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,
	2026	2025
Gross yield/stated coupon	5.3%	5.0%
Net (premium amortization) discount accretion	(0.3)%	(0.2)%
Net yield	5.0%	4.8%

Net Servicing Income
The following table presents the components of net servicing income for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,
(in thousands)	2026	2025
Servicing fee income	$104,962	$126,171
Ancillary and other fee income	4,805	5,094
Float income	20,376	25,594
Total servicing income	130,143	156,859
Total servicing costs	1,848	3,197
Net servicing income	$128,295	$153,662

The decrease in total servicing income for the three months ended March 31, 2026, as compared to the same period in 2025, was primarily due to lower servicing fee income on a smaller MSR portfolio as a result of run-off and sales, and lower float income on lower custodial balances as well as a lower interest rate environment.
As previously discussed, RoundPoint handles substantially all servicing functions for the mortgage loans underlying our MSR. For the remaining portion of our serviced mortgage assets, we contract with appropriately licensed third-party subservicers to handle the servicing functions in the name of the subservicer. All third-party subservicing costs and other servicing expenses directly related to our MSR portfolio are included within the servicing costs line item on our consolidated statements of comprehensive (loss) income. All servicing-related general and administrative expenses incurred by RoundPoint are included within the compensation and benefits and other operating expenses line items on our consolidated statements of comprehensive (loss) income. The decrease in servicing costs during the three months ended March 31, 2026, as compared to the same period in 2025, was primarily the result of lower interest on escrow balances and lower non-recoverable advances.
Loss On Investment Securities
The following table presents the components of loss on investment securities for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,
(in thousands)	2026	2025
Proceeds from sales	$1,134,825	$1,329,584
Amortized cost of securities sold	(1,145,709)	(1,363,060)
Total realized losses on sales	(10,884)	(33,476)
Provision for credit losses	(15)	(94)
Other	(87)	841
Loss on investment securities	$(10,986)	$(32,729)

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
Loss On Servicing Asset
The following table presents the components of loss on servicing asset for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,
(in thousands)	2026	2025
Changes in fair value due to changes in valuation inputs or assumptions used in the valuation model	$4,366	$16,016
Changes in fair value due to realization of cash flows (runoff)	(48,375)	(52,237)
Loss on servicing asset	$(44,009)	$(36,221)

The increase in loss on servicing asset for the three months ended March 31, 2026, as compared to the same period in 2025, was driven by a less favorable change in valuation assumptions used in the fair valuation of MSR, primarily due to decreasing interest rates with rising prepayment speeds, partially offset by lower portfolio run-off on a lower portfolio balance as a result of sales of MSR.
Gain (Loss) On Derivative Instruments
The following table summarizes the components of gain (loss) on derivative instruments recognized during the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,
(in thousands)	2026	2025
Net interest spread on interest rate swaps	$1,712	$5,975
Realized and unrealized net gains (losses) on interest rate swaps	17,027	(104,763)
Interest income, net of accretion, on inverse interest-only securities	2,032	120
Realized and unrealized net (losses) gains on inverse interest-only securities	(265)	1,632
Realized and unrealized net (losses) gains on TBAs	(42,049)	29,478
Realized and unrealized net gains (losses) on futures	37,343	(29,763)
Realized and unrealized net losses on options on futures	(159)	(19)
Gain (loss) on derivative instruments	$15,641	$(97,340)

Net interest spread recognized for the accrual and/or settlement of the net interest income associated with our interest rate swaps results from receiving either a floating interest rate (OIS or SOFR) or a fixed interest rate and paying either a fixed interest rate or a floating interest rate (OIS or SOFR) on positions held to economically hedge/mitigate portfolio interest rate exposure (or duration) risk. We may elect to terminate certain swaps to align with our investment portfolio, agreements may mature or options may expire resulting in full settlement of our net interest spread asset/liability and the recognition of realized gains and losses, including early termination penalties. The change in fair value of interest rate swaps during the three months ended March 31, 2026 and 2025 was a result of changes to floating interest rates (OIS or SOFR), the swap curve and corresponding counterparty borrowing rates. Swaps are used for purposes of hedging our interest rate exposure, and therefore, their unrealized valuation gains and losses (excluding the reversal of unrealized gains and losses to realized gains and losses upon termination, maturation or option expiration) generally offset a portion of the unrealized losses and gains recognized on our Agency RMBS AFS portfolio, which are recorded either directly to stockholders’ equity through other comprehensive (loss) income or to loss on investment securities, in the case of certain AFS securities for which we have elected the fair value option.

For further details regarding our use of derivative instruments and related activity, refer to Note 8 - Derivative Instruments and Hedging Activities to the consolidated financial statements, included in this Quarterly Report on Form 10-Q.
Gain On Mortgage Loans Held-For-Sale
The following table provides a summary of the total net realized and unrealized gains (losses) recognized on mortgage loans held-for-sale and the related derivative instruments used to manage exposure to market risks primarily associated with fluctuations in interest rate risks related to our origination pipeline during the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,
(in thousands)	2026	2025
Mortgage loans held-for-sale	$1,558	$525
TBAs	604	—
Interest rate lock commitments	(110)	312
Forward mortgage loan sale commitments	—	(168)
Gain on mortgage loans held-for-sale	$2,052	$669

Operating Expenses
The following table presents the components of operating expenses for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,
(dollars in thousands)	2026	2025
Compensation and benefits:
Non-cash equity compensation expenses	$4,422	$6,523
Merger-related compensation costs (1)	1,029	—
All other compensation and benefits	21,247	20,066
Total compensation and benefits	$26,698	$26,589
Other operating expenses:
Other merger-related costs (1)	$4,605	$—
Certain litigation-related costs (2)	—	106
All other operating expenses	18,144	20,399
Total other operating expenses	$22,749	$20,505
Annualized operating expense ratio	11.0%	8.7%
Annualized operating expense ratio, excluding non-cash equity compensation, merger-related costs and certain litigation-related costs (1) (2)	8.8%	7.5%
____________________
(1)Merger-related compensation and other costs consist of expenses incurred in connection with the proposed CCM Merger, as well as the terminated UWM Merger.
(2)Certain litigation-related costs consists of expenses incurred in connection with the litigation with our former external manager, PRCM Advisers LLC, prior to its resolution in the third quarter of 2025.

The increase in total operating expenses during the three months ended March 31, 2026, as compared to the same period in 2025, was primarily driven by expenses incurred in connection with the proposed CCM Merger and the terminated UWM Merger, partially offset by lower non-cash equity compensation expenses and other operating expenses. The increase in our annualized operating expense ratios was also driven by the lower average equity balances in the denominator as a result of the comprehensive losses incurred and dividends declared during 2025 and the three months ended March 31, 2026.
Income Taxes
During the three months ended March 31, 2026 and 2025, we recognized a provision for income taxes of $4.1 million and $0.4 million, respectively, which was primarily due to net income from MSR servicing and mortgage loan origination activities, partially offset by net losses recognized on MSR and operating expenses incurred in our TRSs.

Other Comprehensive (Loss) Income
The following table provides a summary of the components of other comprehensive (loss) income during the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,
(in thousands)	2026	2025
Unrealized (losses) gains on available-for-sale securities	$(56,580)	$110,220
Realized losses on sales of available-for-sale securities reclassified to loss on investment securities	12,389	46,952
Other comprehensive (loss) income	$(44,191)	$157,172

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

Financial Condition
The following table presents significant components of our balance sheet as of March 31, 2026 and December 31, 2025:

(in thousands)	March 31, 2026	December 31, 2025
Balance Sheet Data:
Available-for-sale securities	$6,507,381	$6,514,471
Mortgage servicing rights	$2,380,983	$2,421,910
Total assets	$10,533,736	$10,859,217
Repurchase agreements	$7,245,287	$7,255,540
Revolving credit facilities	$916,871	$919,371
Senior notes	$111,200	$111,055
Convertible senior notes	$—	$261,810
Total stockholders’ equity	$1,731,579	$1,787,927

Available-for-Sale Securities, at Fair Value
The majority of our AFS investment securities portfolio is comprised of fixed rate Agency mortgage-backed securities backed by single-family and multi-family mortgage loans. We also hold $3.1 million in tranches of mortgage-backed and asset-backed P&I and interest-only non-Agency securities. All of our P&I Agency RMBS AFS are Fannie Mae or Freddie Mac mortgage pass-through certificates or collateralized mortgage obligations, or Ginnie Mae mortgage pass-through certificates, which are backed by the guarantee of the U.S. government. The majority of our Agency RMBS portfolio is comprised of whole pool certificates.
The table below summarizes certain characteristics of our Agency RMBS AFS at March 31, 2026:

	March 31, 2026
(dollars in thousands, except purchase price)	Principal/ Current Face	Net (Discount) Premium	Amortized Cost	Allowance for Credit Losses	Unrealized Gain	Unrealized Loss	Carrying Value	Weighted Average Coupon Rate	Weighted Average Purchase Price
P&I securities	$6,429,567	$102,031	$6,531,598	$—	$15,696	$(59,085)	$6,488,209	5.38%	$101.72
Interest-only securities	291,789	17,824	17,824	(1,143)	460	(1,118)	16,023	2.16%	$9.47
Total	$6,721,356	$119,855	$6,549,422	$(1,143)	$16,156	$(60,203)	$6,504,232

Mortgage Servicing Rights, at Fair Value
One of our wholly owned subsidiaries, TH MSR Holdings, has approvals from Fannie Mae and Freddie Mac to own and manage MSR, which represent the right to control the servicing of residential mortgage loans. TH MSR Holdings acquires MSR from third-party originators through flow and bulk purchases, as well as through the recapture of MSR on loans in its MSR portfolio that refinance. TH MSR Holdings also acquires MSR on loans originated by its subsidiary, RoundPoint, through purchases and recapture of MSR. As of both March 31, 2026 and December 31, 2025, our MSR had a fair market value of $2.4 billion.
As of March 31, 2026, our MSR portfolio included MSR on 665,942 loans with an unpaid principal balance of approximately $158.9 billion. The following table summarizes certain characteristics of the loans underlying our MSR by gross weighted average coupon rate types and ranges at March 31, 2026:

	March 31, 2026
(dollars in thousands)	Number of Loans	Unpaid Principal Balance	Weighted Average Gross Coupon Rate	Weighted Average Current Loan Size	Weighted Average Loan Age (months)	Weighted Average Original FICO	Weighted Average Original LTV	60+ Day Delinquencies	3-Month CPR	Net Servicing Fee (bps)
30-Year Fixed:
≤ 3.25%	246,100	$72,064,241	2.8%	$347	62	768	71.5%	0.4%	3.3%	25.0
> 3.25 - 3.75%	114,280	27,452,567	3.4%	308	76	753	74.0%	0.8%	4.3%	25.1
> 3.75 - 4.25%	76,326	14,109,325	3.9%	245	104	752	75.2%	1.0%	5.1%	25.3
> 4.25 - 4.75%	45,475	7,601,698	4.4%	241	101	739	77.1%	1.8%	5.5%	25.2
> 4.75 - 5.25%	32,377	7,325,032	5.0%	345	65	748	79.0%	1.7%	5.6%	25.2
> 5.25%	55,260	16,803,675	6.2%	406	35	750	79.9%	1.8%	16.1%	26.9
	569,818	145,356,538	3.6%	331	68	759	74.0%	0.9%	5.5%	25.3
15-Year Fixed:
≤ 2.25%	17,305	3,629,032	2.0%	252	59	776	60.0%	0.2%	3.5%	25.0
> 2.25 - 2.75%	30,060	5,106,035	2.4%	213	63	772	59.5%	0.2%	4.5%	25.0
> 2.75 - 3.25%	24,064	2,394,870	2.9%	151	86	765	61.7%	0.3%	7.2%	25.2
> 3.25 - 3.75%	12,602	853,260	3.4%	109	104	755	64.0%	0.5%	9.1%	25.2
> 3.75 - 4.25%	5,654	344,181	3.9%	109	100	739	65.8%	0.5%	10.6%	25.4
> 4.25%	4,983	697,003	5.3%	282	40	750	64.2%	1.4%	20.9%	27.4
	94,668	13,024,381	2.6%	206	68	769	60.8%	0.3%	6.2%	25.2
Total ARMs	1,456	490,433	5.1%	443	46	765	72.1%	0.6%	27.6%	25.1
Total	665,942	$158,871,352	3.5%	$321	68	760	72.9%	0.8%	5.6%	25.3

Financing
Our borrowings consist primarily of repurchase agreements, revolving credit facilities, warehouse lines of credit and senior notes. Repurchase agreements, revolving credit facilities and warehouse lines of credit are collateralized by our pledge of AFS securities, derivative instruments, MSR, mortgage loans held-for-sale, servicing advances and certain cash balances, while senior notes are considered unsecured corporate debt. Substantially all of our Agency RMBS are currently pledged as collateral for repurchase agreements. Additionally, a substantial portion of our MSR is currently pledged as collateral for repurchase agreements and revolving credit facilities, and a portion of our servicing advances have been pledged as collateral for revolving credit facilities. We have three repurchase facilities in place that are secured by VFNs issued by one of our subsidiary trust entities, MSR Issuer Trust, and collateralized by portions of our MSR portfolio. (See Note 3 - Variable Interest Entities to the consolidated financial statements, included in this Quarterly Report on Form 10-Q, for further details). Substantially all of our funded mortgage loans held-for-sale are currently pledged as collateral for repurchase agreements and warehouse lines of credit for a period of up to 90 days or until they are sold to the GSEs or other third-party investors in the secondary market, typically within 60 days of origination. Additionally, in May 2025, we issued senior notes due in 2030, which are unsecured and pay interest quarterly at a rate of 9.375% per annum.

At March 31, 2026, borrowings under repurchase agreements, revolving credit facilities, warehouse lines of credit and senior notes had the following characteristics:

(dollars in thousands)	March 31, 2026
Borrowing Type	Amount Outstanding	Weighted Average Borrowing Rate	Weighted Average Years to Maturity
Repurchase agreements	$7,245,287	4.07%	0.2
Revolving credit facilities	916,871	6.68%	1.5
Warehouse lines of credit	12,694	5.67%	0.2
Senior notes	111,200	9.38%	4.4
Total	$8,286,052	4.44%	0.4

(dollars in thousands)	March 31, 2026
Collateral Type	Amount Outstanding	Weighted Average Borrowing Rate	Weighted Average Haircut on Collateral Value
Agency RMBS	$6,616,356	3.84%	3.7%
Agency Derivatives	48,698	4.26%	18.6%
Mortgage servicing rights	1,422,871	6.71%	30.7%
Mortgage servicing advances	69,000	6.37%	13.4%
Mortgage loans held-for-sale	17,927	5.67%	0.4%
Other (1)	111,200	9.38%	N/A
Total	$8,286,052	4.44%	8.5%
____________________
(1)Includes unsecured borrowings under senior notes due August 2030, paying interest quarterly at a rate of 9.375% per annum on the aggregate principal amount, which was $115.0 million on March 31, 2026.

As of March 31, 2026, the debt-to-equity ratio funding our Agency and non-Agency investment securities, MSR and related servicing advances and mortgage loans held-for-sale, which includes unsecured borrowings under senior notes, was 4.8:1.0. Our Agency RMBS, given their liquidity and high credit quality, are eligible for higher levels of leverage, while MSR, with less liquidity and/or more exposure to prepayment risk, utilize lower levels of leverage. Generally, our debt-to-equity ratio is directly correlated to the composition of our portfolio; typically, the higher the percentage of Agency RMBS we hold, the higher our debt-to-equity ratio will be. However, in addition to portfolio mix, our debt-to-equity ratio is a function of many other factors, including the liquidity of our portfolio, the availability and price of our financing, the diversification of our counterparties and their available capacity to finance our assets, and anticipated regulatory developments. We may alter the percentage allocation of our portfolio among our target assets depending on the relative value of the assets that are available to purchase from time to time, including at times when we are deploying proceeds from offerings we conduct. We believe the current degree of leverage within our portfolio helps ensure that we have access to unused borrowing capacity, thus supporting our liquidity and the strength of our balance sheet.

The following table provides a summary of our borrowings under repurchase agreements (excluding those collateralized by U.S. Treasuries), revolving credit facilities, warehouse lines of credit, senior notes and convertible senior notes and our debt-to-equity ratios for the three months ended March 31, 2026, and the four immediately preceding quarters:

(dollars in thousands)
For the Three Months Ended	Quarterly Average	End of Period Balance	Maximum Balance of Any Month-End	End of Period Total Borrowings to Equity Ratio	End of Period Net Long (Short) TBA Cost Basis	End of Period Net Payable (Receivable) for Unsettled RMBS	End of Period Economic Debt-to-Equity Ratio (1)
March 31, 2026	$8,081,685	$8,286,052	$8,286,052	4.8:1.0	$2,981,694	$(230,695)	6.4:1.0
December 31, 2025	$8,318,151	$8,557,182	$8,557,182	4.8:1.0	$4,185,465	$(177,891)	7.0:1.0
September 30, 2025	$8,671,136	$8,430,709	$8,525,078	4.8:1.0	$4,391,419	$(133,405)	7.2:1.0
June 30, 2025	$10,477,013	$10,175,579	$10,737,324	5.4:1.0	$3,009,819	$108,474	7.0:1.0
March 31, 2025	$9,995,726	$10,942,563	$10,942,563	5.1:1.0	$3,001,672	$(643,896)	6.2:1.0
____________________
(1)Defined as total borrowings under repurchase agreements (excluding those collateralized by U.S. Treasuries), revolving credit facilities, warehouse lines of credit, senior notes and convertible senior notes, plus implied debt on net TBA cost basis and net payable (receivable) for unsettled RMBS, divided by total equity.

Equity
The following table provides details of our changes in stockholders’ equity from December 31, 2025 to March 31, 2026:

(in millions, except per share amounts)	Book Value	Common Shares Outstanding	Common Book Value Per Share
Common stockholders’ equity at December 31, 2025	$1,166.1	104.8	$11.13
Net income	32.3
Other comprehensive loss	(44.2)
Comprehensive loss	(11.9)
Dividends on preferred stock	(12.8)
Comprehensive loss attributable to common stockholders	(24.7)
Dividends on common stock	(36.0)
Other	4.4	0.2
Common stockholders’ equity at March 31, 2026	$1,109.8	105.0	$10.57
Total preferred stock liquidation preference	621.8
Total stockholders’ equity at March 31, 2026	$1,731.6

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

As of March 31, 2026, we held $476.3 million in cash and cash equivalents available to support our operations; $9.0 billion of AFS securities, MSR, mortgage loans held-for-sale and derivative assets held at fair value; and $8.3 billion of outstanding debt in the form of repurchase agreements and borrowings under revolving credit facilities, warehouse lines of credit and senior notes. The debt-to-equity ratio funding our Agency and non-Agency investment securities, MSR and related servicing advances and mortgage loans held-for-sale, which also includes all unsecured corporate debt, was 4.8:1.0 at March 31, 2026, consistent with the prior quarter. The economic debt-to-equity ratio funding our Agency and non-Agency investment securities, MSR and related servicing advances and mortgage loans held-for-sale, which also includes all unsecured corporate debt, implied debt on net TBA cost basis and net payable (receivable) for unsettled RMBS, was 6.4:1.0 at March 31, 2026, a decrease from 7.0:1.0 at December 31, 2025.
As of March 31, 2026, we held approximately $7.3 million of unpledged Agency RMBS and $3.1 million of unpledged non-Agency securities. As a result, we had an overall estimated unused borrowing capacity on unpledged securities of approximately $8.2 million. As of March 31, 2026, we held approximately $1.6 million of unpledged MSR and $7.4 million of unpledged servicing advances. Overall, on March 31, 2026, we had $102.1 million unused committed and $875.0 million unused uncommitted borrowing capacity on MSR financing facilities, and $81.0 million in unused committed borrowing capacity on servicing advance financing facilities. As of March 31, 2026, we held approximately $0.4 million of unpledged mortgage loans and had $22.3 million unused committed borrowing capacity on our warehouse lines of credit and $44.8 million unused uncommitted borrowing capacity on our loan repurchase agreement. Generally, unused borrowing capacity may be the result of our election not to utilize certain financing, as well as delays in the timing in which funding is provided, insufficient collateral or the inability to meet lenders’ eligibility requirements for specific types of asset classes. On a daily basis, we monitor and forecast our available, or excess, liquidity. Additionally, we frequently perform shock analyses against various market events to monitor the adequacy of our excess liquidity.
During the three months ended March 31, 2026, we did not experience any material issues accessing our funding sources. We expect ongoing sources of financing to be primarily repurchase agreements, revolving credit facilities, warehouse lines of credit, senior notes and similar financing arrangements. We plan to finance our assets with a moderate amount of leverage, the level of which may vary based upon the particular characteristics of our portfolio and market conditions.
As of March 31, 2026, we had master repurchase agreements in place with 21 counterparties (lenders), the majority of which are U.S. domiciled financial institutions, and we continue to evaluate additional counterparties to manage and optimize counterparty risk. Under our repurchase agreements, we are required to pledge additional assets as collateral to our lenders when the estimated fair value of the existing pledged collateral under such agreements declines and such lenders, through a margin call, demand additional collateral. Lenders generally make margin calls because of a perceived decline in the value of our assets collateralizing the repurchase agreements. This may occur following the monthly principal reduction of assets due to scheduled amortization and prepayments on the underlying mortgages, or may be caused by changes in market interest rates, a perceived decline in the market value of the investments and other market factors. To cover a margin call, we may pledge additional assets or cash. At maturity, any cash on deposit as collateral is generally applied against the repurchase agreement balance, thereby reducing the amount borrowed. Should the value of our assets suddenly decrease, significant margin calls on our repurchase agreements could result, causing an adverse change in our liquidity position.

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

(in thousands)
March 31, 2026
Expiration Date (1)	Amount Outstanding	Unused Committed Capacity (2)	Unused Uncommitted Capacity	Total Capacity	Eligible Collateral
March 31, 2027	$567,731	$82,269	$250,000	$900,000	Mortgage servicing rights
March 8, 2029	$280,140	$19,860	$200,000	$500,000	Mortgage servicing rights (3)
November 23, 2026	$350,000	$—	$50,000	$400,000	Mortgage servicing rights (4)
October 26, 2026	$150,000	$—	$150,000	$300,000	Mortgage servicing rights (4)
July 30, 2026	$75,000	$—	$225,000	$300,000	Mortgage servicing rights (4)
June 14, 2026	$69,000	$81,000	$—	$150,000	Mortgage servicing advances
August 18, 2026	$12,694	$22,306	$15,000	$50,000	Mortgage loans held-for-sale
June 25, 2026	$5,233	$—	$44,767	$50,000	Mortgage loans held-for-sale
____________________
(1)The facilities are set to mature on the stated expiration date, unless extended pursuant to their terms.
(2)Represents unused capacity amounts to which commitment fees are charged.
(3)The revolving period of this facility ceases on March 8, 2028, at which time the facility starts a 12-month amortization period.
(4)These repurchase facilities are secured by the related VFNs issued by TH MSR Issuer Trust and collateralized by portions of our MSR portfolio. See Note 3 - Variable Interest Entities to the consolidated financial statements, included in this Quarterly Report on Form 10-Q, for further details.

We are subject to a variety of financial covenants under our lending agreements. The following represent the most restrictive financial covenants across our lending agreements as of March 31, 2026:
•Total indebtedness to tangible net worth must be less than 8.0:1.0. As of March 31, 2026, our total indebtedness to tangible net worth, as defined, was 5.0:1.0.
•Liquidity, as defined, and unrestricted cash must be greater than $152.6 million and $75.0 million, respectively. As of March 31, 2026, our liquidity, as defined, was $516.8 million and our unrestricted cash balance was $476.3 million.
•Net worth, as defined, must be greater than $1.5 billion. As of March 31, 2026, our net worth, as defined, was $1.7 billion.
We are also subject to additional financial covenants in connection with various other agreements we enter into in the normal course of our business. We intend to continue to operate in a manner which complies with all of our financial covenants.
The following table summarizes assets at carrying values that were pledged or restricted as collateral for the future payment obligations of repurchase agreements, revolving credit facilities and warehouse lines of credit at March 31, 2026 and December 31, 2025:

(in thousands)	March 31, 2026	December 31, 2025
Available-for-sale securities, at fair value	$6,498,786	$6,505,374
Mortgage servicing rights, at fair value	2,379,395	2,417,593
Mortgage loans held-for-sale, at fair value	18,151	13,350
Restricted cash	140,899	108,723
Due from counterparties	255,451	206,514
Derivative assets, at fair value	62,094	67,227
Other assets	79,983	100,133
Total	$9,434,759	$9,418,914

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
The following table provides the maturities of our repurchase agreements, revolving credit facilities, warehouse lines of credit, senior notes and convertible senior notes as of March 31, 2026 and December 31, 2025:

(in thousands)	March 31, 2026	December 31, 2025
Within 30 days	$2,196,967	$2,512,817
30 to 59 days	1,510,368	1,745,355
60 to 89 days	912,964	1,702,483
90 to 119 days	721,971	916,101
120 to 364 days	1,984,711	721,500
One to three years	847,871	567,731
Three to five years	111,200	391,195
Total	$8,286,052	$8,557,182
For the three months ended March 31, 2026, our restricted and unrestricted cash balance decreased approximately $301.8 million to $0.8 billion at March 31, 2026. The cash movements can be summarized by the following:
•Cash flows from operating activities. For the three months ended March 31, 2026, operating activities increased our cash balances by approximately $56.6 million, primarily driven by our financial results for the quarter.
•Cash flows from investing activities. For the three months ended March 31, 2026, investing activities decreased our cash balances by approximately $38.1 million, driven by net purchases of AFS securities and net payments for reverse repurchase agreements, partially offset by principal payments received on AFS securities and net proceeds on derivative instruments.
•Cash flows from financing activities. For the three months ended March 31, 2026, financing activities decreased our cash balance by approximately $320.2 million, primarily driven by the repayment of our convertible senior notes on their January 15, 2026 maturity date, the payment of fourth quarter dividends and net paydowns on our repurchase agreement financing.

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
To help manage the adverse impact of interest rate changes on the value of our portfolio, our cash flows, and our loan origination pipeline (consisting of IRLCs and mortgage loans held-for-sale), we may, at times, enter into various forward contracts, including short securities, TBAs, options, futures, swaps, caps, credit default swaps, total return swaps and forward mortgage loan sale commitments. In executing on our current interest rate risk management strategy, we have entered into TBAs, interest rate swap agreements, futures, options on futures, IRLCs and forward mortgage loan sale commitments. In addition, because MSR are negative duration assets, they may provide a hedge to interest rate exposure on our Agency RMBS portfolio. In hedging interest rate risk, we seek to mitigate the impact of changing interest rates on the value of our investments, improve risk-adjusted returns and, where possible, obtain a favorable spread between the yield on our assets and the cost of our financing. Our hedging methods are based on many factors, including, but not limited to, our estimates with regard to future interest rates.
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
We perform interest rate sensitivity analyses on various measures of our financial results and condition by examining how our assets, financing and hedges will perform in various interest rate “shock” scenarios. Two of these measures are presented below in more detail. The first measure is change in annualized net interest income over the next 12 months, including interest spread from our interest rate swaps and float income from custodial accounts associated with our servicing portfolio. The second measure is change in value of financial position, including the value of our derivative assets and liabilities. All changes in value are measured as the change from the March 31, 2026 financial position. All projected changes in annualized net interest income are measured as the change from the projected annualized net interest income based off current performance returns.
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

The following interest rate sensitivity table displays the potential impact of instantaneous, parallel changes in interest rates of +/- 25 and +/- 50 bps on annualized net interest income and portfolio value, based on our interest sensitive financial instruments at March 31, 2026. The preceding discussion shows that the results for the 25 bps move scenarios are the best representation of our interest rate exposure, followed by those for the 50 bps move scenarios. This hierarchy reflects our localized approach to managing interest rate risk: monitoring rates and rebalancing our hedges on a day-to-day basis, where rate moves only rarely exceed 25 bps in either direction.

	Changes in Interest Rates
(dollars in thousands)	-50 bps	-25 bps	+25 bps	+50 bps
Change in annualized net interest income (1):	$11,313	$5,650	$(5,488)	$(10,944)
% change in net interest income (1)	10.2%	5.1%	(4.9)%	(9.9)%
Change in value of financial position:
Available-for-sale securities	$101,436	$54,022	$(59,983)	$(125,278)
As a % of common equity	9.1%	4.9%	(5.5)%	(11.3)%
Mortgage servicing rights (2)	$(105,042)	$(49,451)	$35,334	$68,381
As a % of common equity (2)	(9.5)%	(4.5)%	3.2%	6.2%
Mortgage loans held-for-sale	$146	$78	$(83)	$(174)
As a % of common equity	—%	—%	—%	—%
Derivatives, net	$(40,522)	$(17,251)	$10,662	$15,997
As a % of common equity	(3.6)%	(1.5)%	1.0%	1.4%
Reverse repurchase agreements	$36	$18	$(18)	$(36)
As a % of common equity	—%	—%	—%	—%
Repurchase agreements	$(5,694)	$(2,847)	$2,847	$5,694
As a % of common equity	(0.5)%	(0.3)%	0.3%	0.5%
Revolving credit facilities	$(188)	$(94)	$94	$187
As a % of common equity	—%	—%	—%	—%
Warehouse lines of credit	$(4)	$(2)	$2	$4
As a % of common equity	—%	—%	—%	—%
Senior notes	$1,347	$689	$(716)	$(1,458)
As a % of common equity	0.1%	0.1%	(0.1)%	(0.1)%
Total Net Assets	$(48,485)	$(14,838)	$(11,861)	$(36,683)
As a % of total assets	(0.5)%	(0.1)%	(0.1)%	(0.3)%
As a % of common equity	(4.4)%	(1.3)%	(1.1)%	(3.3)%
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

Certain assumptions have been made in connection with the calculation of the information set forth in the foregoing interest rate sensitivity table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at March 31, 2026. As discussed, the analysis utilizes assumptions and estimates based on our experience and judgment. Furthermore, future purchases and sales of assets could materially change our interest rate risk profile.
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

Item 4. Controls and Procedures
A review and evaluation was performed by our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that review and evaluation, the CEO and CFO have concluded that our current disclosure controls and procedures, as designed and implemented, were effective as of March 31, 2026. Although our CEO and CFO have determined our disclosure controls and procedures were effective at the end of the period covered by this Quarterly Report on Form 10-Q, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the reports we submit under the Exchange Act.
There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
Except as set forth below, there have been no material changes to the risk factors set forth under the heading “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025. The risk factors presented below amend and supplement the risk factors in our Annual Report on Form 10-K and should otherwise be read in conjunction with all of the risk factors disclosed in our Annual Report on Form 10-K. The materialization of any risks and uncertainties identified in our Forward-Looking Statements contained in this Quarterly Report on Form 10-Q, together with those previously disclosed in the Annual Report on Form 10-K or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations, and cash flows. See Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements” in this Quarterly Report on Form 10-Q.
Risks Related to the Proposed CCM Merger
The CCM Merger is subject to a number of conditions which, if not satisfied or waived in a timely manner, would delay the CCM Merger or adversely impact CCM’s and our ability to complete the transaction.
The completion of the CCM Merger is subject to the satisfaction or waiver of a number of conditions. In addition, under circumstances specified in the Amended CCM Merger Agreement, either party may terminate the Amended CCM Merger Agreement. In particular, completion of the CCM Merger requires the approval of the CCM Merger by our common stockholders and receipt of certain regulatory approvals. There can be no assurance that the conditions to closing will be satisfied in a timely manner or at all, or that an effect, event, circumstance, occurrence, development or change will not transpire that could delay or prevent these conditions from being satisfied. Accordingly, we cannot provide any assurances with respect to the timing of the closing, whether the CCM Merger will be completed at all and when our common stockholders would receive the cash consideration for the CCM Merger, if at all.
Failure to consummate the CCM Merger as currently contemplated or at all could adversely affect the price of our common stock and our future business and financial results.
Completion of the CCM Merger is subject to the satisfaction or waiver of a number of conditions, including approval by our common stockholders of the CCM Merger and receipt of certain regulatory approvals. We cannot guarantee when or if these conditions will be satisfied or that the CCM Merger will be successfully completed. The consummation of the CCM Merger may be delayed, the CCM Merger may be consummated on terms different than those contemplated by the Amended CCM Merger Agreement, or the CCM Merger may not be consummated at all. If the CCM Merger is not completed, or is completed on different terms than as contemplated by the Amended CCM Merger Agreement, we could be adversely affected and subject to a variety of risks associated with the failure to consummate the CCM Merger, or to consummate the CCM Merger as contemplated by the Amended CCM Merger Agreement, including the following:
•our common stockholders may be prevented from receiving cash consideration for the CCM Merger;
•the market price of our common stock could decline significantly;
•reputational harm due to the adverse perception of any failure to successfully consummate the CCM Merger;
•us being required, under certain circumstances, to pay to CCM a termination fee and to reimburse CCM for the UWM Termination Fee;
•incurrence of substantial costs relating to the proposed CCM Merger, such as legal, accounting, financial advisor, filing, printing and mailing fees; and
•the attention of our management and employees may be diverted from their day-to-day business and operational matters as a result of efforts relating to attempting to consummate the CCM Merger.
Any delay in the consummation of the CCM Merger or any uncertainty about the consummation of the CCM Merger on terms other than those contemplated by the Amended CCM Merger Agreement, or if the CCM Merger is not completed, could materially adversely affect our business, financial results and stock price.

The Amended CCM Merger Agreement contains provisions that could discourage a potential competing acquirer or could result in any competing acquisition proposal being at a lower price than it might otherwise be.
The Amended CCM Merger Agreement contains provisions that, subject to limited exceptions, restrict our ability to solicit, initiate, knowingly encourage or facilitate any competing proposal. With respect to any written, bona fide competing proposal received by us, CCM generally has an opportunity to offer to modify the terms of the Amended CCM Merger Agreement in response to such proposal.
Under the Amended CCM Merger Agreement, we may be required to pay CCM a termination fee of $50.0 million in certain circumstances, including if our board of directors withdraws or modifies its recommendation to our common stockholders or if we terminate the agreement to enter into a superior proposal. The termination fee may also be payable if the Amended CCM Merger Agreement is terminated following a failure to obtain our common stockholder approval after the public announcement of a competing acquisition proposal, together with our subsequent consummation of such proposal.
In addition, we would be required to refund CCM the $25.4 million termination fee that CCM paid to UWM on our behalf in connection with the termination of the UWM Merger Agreement if the Amended CCM Merger Agreement is validly terminated (a) by CCM as a result of an uncured material breach by us of our representations, warranties, covenants or agreements or (b) in any circumstance in which the termination fee is payable as a result of UWM or one of its affiliates entering into an agreement providing for a superior proposal.
These provisions could discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of our business from considering or proposing a competing acquisition, even if the potential competing acquirer was prepared to pay consideration with a higher per share value than the value proposed to be received or realized in the CCM Merger, or might result in a potential competing acquirer proposing to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination-related fees that may become payable in certain circumstances under the Amended CCM Merger Agreement.
The pendency of the CCM Merger could adversely affect our business and operations.
In connection with the pending CCM Merger, some of the parties with whom we do business may delay or defer decisions, which could negatively impact our revenues, earnings, cash flows and expenses, regardless of whether the CCM Merger is completed. In addition, under the Amended CCM Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to completing the CCM Merger. These restrictions may prevent us from pursuing certain strategic transactions, acquiring and disposing assets, undertaking certain capital projects, undertaking certain financing transactions and otherwise pursuing other actions that are not in the ordinary course of business, even if such actions could prove beneficial. These restrictions may impede our growth which could negatively impact our revenue, earnings and cash flows. Additionally, the pendency of the CCM Merger may make it more difficult for us to effectively retain and incentivize key personnel.
An adverse judgment in any litigation challenging the CCM Merger may prevent the CCM Merger from becoming effective or from becoming effective within the expected timeframe.
Stockholders may file lawsuits challenging the CCM Merger or the other transactions contemplated by the Amended CCM Merger Agreement, which may name us and/or our board of directors as defendants. The outcome of such lawsuits cannot be assured, including the amount of costs associated with defending these claims or any other liabilities that may be incurred in connection with the litigation of these claims. If plaintiffs are successful in obtaining an injunction prohibiting the parties from completing the CCM Merger on the agreed-upon terms, such an injunction may delay the consummation of the CCM Merger in the expected timeframe, or may prevent the CCM Merger from being consummated altogether. Whether or not any plaintiff’s claim is successful, this type of litigation may result in significant costs and divert management’s attention and resources, which could adversely affect the operation of our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)None.
(b)None.
(c)Our preferred share repurchase program allows for the repurchase of up to an aggregate of 5,000,000 shares of our preferred stock, which includes our 8.125% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, 7.625% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock and 7.25% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock. Preferred shares may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to trading plans in accordance with Rule 10b5-1 under the Exchange Act or by any combination of such methods. The manner, price, number and timing of preferred share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The preferred share repurchase program does not require the purchase of any minimum number of shares, and, subject to SEC rules, purchases may be commenced or suspended at any time without prior notice. The preferred share repurchase program does not have an expiration date. We did not repurchase preferred shares during the three months ended March 31, 2026.

Our common share repurchase program allows for the repurchase of up to an aggregate of 9,375,000 shares of our common stock. Common shares may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act or by any combination of such methods. The manner, price, number and timing of common share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The common share repurchase program does not require the purchase of any minimum number of shares, and, subject to SEC rules, purchases may be commenced or suspended at any time without prior notice. The common share repurchase program does not have an expiration date. We did not repurchase common shares during the three months ended March 31, 2026.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
(a)None.
(b)None.
(c)During the three months ended March 31, 2026, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits
A list of exhibits to this Quarterly Report on Form 10-Q is set forth below.

Exhibit Number	Exhibit Description
2.1
Agreement and Plan of Merger, dated as of March 27, 2026, by and among CrossCountry Intermediate Holdco, LLC, CrossCountry Merger Corp. and Two Harbors Investment Corp (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 27, 2026).

2.2
First Amendment to the Agreement and Plan of Merger, dated April 28, 2026, by and among CrossCountry Intermediate Holdco, LLC, CrossCountry Merger Corp. and Two Harbors Investment Corp (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 29, 2026).

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

3.12	Amended and Restated Bylaws of Two Harbors Investment Corp. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 23, 2020).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)
101	Financial statements from the Quarterly Report on Form 10-Q of Two Harbors Investment Corp. for the three months ended March 31, 2026, filed with the SEC on April 29, 2026, formatted in Inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive (Loss) Income, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements. (filed herewith)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101). (filed herewith)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TWO HARBORS INVESTMENT CORP.
Dated:	April 29, 2026	By:	/s/ William Greenberg
William Greenberg President and Chief Executive Officer (Principal Executive Officer)
Dated:	April 29, 2026	By:	/s/ William Dellal
William Dellal Vice President and Chief Financial Officer (Principal Financial Officer)
Dated:	April 29, 2026	By:	/s/ Jillian Halm
Jillian Halm Chief Accounting Officer (Principal Accounting Officer)