Form 10-Q
period 2026-06-30
TWO HARBORS INVESTMENT CORP.
filed 2026-07-29
CIK 1465740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of July 23, 2026, there were 105,134,760 shares of outstanding common stock, par value $0.01 per share, issued and outstanding.

TWO HARBORS INVESTMENT CORP.

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

TWO HARBORS INVESTMENT CORP.

TWO HARBORS INVESTMENT CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2026	December 31, 2025
ASSETS	(unaudited)
Available-for-sale securities, at fair value (amortized cost $5,137,549 and $6,516,016, respectively; allowance for credit losses $360 and $1,609, respectively)	$5,091,319	$6,514,471
Mortgage servicing rights, at fair value	2,336,324	2,421,910
Mortgage loans held-for-sale, at fair value	12,737	13,630
Cash and cash equivalents	642,691	842,319
Restricted cash	222,380	219,633
Accrued interest receivable	23,141	29,229
Due from counterparties	155,247	379,259
Derivative assets, at fair value	69,366	87,549
Reverse repurchase agreements	136,941	157,120
Other assets	141,323	194,097
Total Assets (1)	$8,831,469	$10,859,217
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Repurchase agreements	$5,639,830	$7,255,540
Revolving credit facilities	862,771	919,371
Warehouse lines of credit	4,333	9,406
Senior notes	111,350	111,055
Convertible senior notes	—	261,810
Derivative liabilities, at fair value	1,891	4,254
Due to counterparties	196,484	215,814
Dividends payable	48,955	48,932
Accrued interest payable	43,967	81,914
Other liabilities	177,003	163,194
Total Liabilities (1)	7,086,584	9,071,290
Commitments and contingencies (see Note 13)
Stockholders’ Equity:
Preferred stock, par value $0.01 per share; 100,000,000 shares authorized and 24,870,817 shares issued and outstanding ($621,770 liquidation preference)	601,467	601,467
Common stock, par value $0.01 per share; 175,000,000 shares authorized and 105,133,008 and 104,806,311 shares issued and outstanding, respectively	1,051	1,048
Additional paid-in capital	5,954,412	5,948,478
Accumulated other comprehensive loss	(45,736)	(87)
Cumulative earnings	1,289,014	1,194,485
Cumulative distributions to stockholders	(6,055,323)	(5,957,464)
Total Stockholders’ Equity	1,744,885	1,787,927
Total Liabilities and Stockholders’ Equity	$8,831,469	$10,859,217
____________________
(1)The consolidated balance sheets include assets and liabilities of consolidated variable interest entities (“VIEs”). At June 30, 2026 and December 31, 2025, assets of the VIEs totaled $101,575 and $155,807, and liabilities of the VIEs totaled $99,371 and $127,174, respectively. See Note 3 - Variable Interest Entities for additional information.
The accompanying notes are an integral part of these consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net interest expense:
Interest income	$83,536	$117,082	$172,186	$228,464
Interest expense	89,557	136,701	184,718	268,415
Net interest expense	(6,021)	(19,619)	(12,532)	(39,951)
Net servicing income:
Servicing income	129,070	158,354	259,213	315,213
Servicing costs	3,211	2,386	5,059	5,583
Net servicing income	125,859	155,968	254,154	309,630
Other income (loss):
Loss on investment securities	(2,123)	(32,830)	(13,109)	(65,559)
Loss on servicing asset	(47,239)	(35,902)	(91,248)	(72,123)
Gain (loss) on derivative instruments	46,678	(84,207)	62,319	(181,547)
Gain on mortgage loans held-for-sale	704	883	2,756	1,552
Other income	1,735	1,038	3,052	1,799
Total other loss	(245)	(151,018)	(36,230)	(315,878)
Expenses:
Compensation and benefits	23,309	21,469	50,007	48,058
Other operating expenses	28,088	21,307	50,837	41,812
Loss contingency accrual	—	199,935	—	199,935
Total expenses	51,397	242,711	100,844	289,805
Income (loss) before income taxes	68,196	(257,380)	104,548	(336,004)
Provision for income taxes	5,951	1,661	10,019	2,092
Net income (loss)	62,245	(259,041)	94,529	(338,096)
Dividends on preferred stock	(12,866)	(13,239)	(25,673)	(26,425)
Net income (loss) attributable to common stockholders	$49,379	$(272,280)	$68,856	$(364,521)
Basic earnings (loss) per weighted average common share	$0.47	$(2.62)	$0.65	$(3.51)
Diluted earnings (loss) per weighted average common share	$0.46	$(2.62)	$0.65	$(3.51)
Comprehensive income (loss):
Net income (loss)	$62,245	$(259,041)	$94,529	$(338,096)
Other comprehensive (loss) income:
Unrealized (loss) gain on available-for-sale securities	(1,458)	50,473	(45,649)	207,645
Other comprehensive (loss) income	(1,458)	50,473	(45,649)	207,645
Comprehensive income (loss)	60,787	(208,568)	48,880	(130,451)
Dividends on preferred stock	(12,866)	(13,239)	(25,673)	(26,425)
Comprehensive income (loss) attributable to common stockholders	$47,921	$(221,807)	$23,207	$(156,876)
The accompanying notes are an integral part of these consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)
(in thousands)

	Preferred Stock	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Cumulative Earnings	Cumulative Distributions to Stockholders	Total Stockholders’ Equity
Balance, December 31, 2025	$601,467	$1,048	$5,948,478	$(87)	$1,194,485	$(5,957,464)	$1,787,927
Net income	—	—	—	—	32,284	—	32,284
Other comprehensive loss before reclassifications	—	—	—	(56,580)	—	—	(56,580)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	12,389	—	—	12,389
Other comprehensive loss	—	—	—	(44,191)	—	—	(44,191)
Issuance of common stock, net of offering costs	—	—	41	—	—	—	41
Preferred dividends declared	—	—	—	—	—	(12,807)	(12,807)
Common dividends declared	—	—	—	—	—	(36,097)	(36,097)
Non-cash equity award compensation	—	2	4,420	—	—	—	4,422
Balance, March 31, 2026	601,467	1,050	5,952,939	(44,278)	1,226,769	(6,006,368)	1,731,579
Net income	—	—	—	—	62,245	—	62,245
Other comprehensive loss before reclassifications	—	—	—	(2,611)	—	—	(2,611)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	1,153	—	—	1,153
Other comprehensive loss	—	—	—	(1,458)	—	—	(1,458)
Issuance of common stock, net of offering costs	—	—	38	—	—	—	38
Preferred dividends declared	—	—	—	—	—	(12,866)	(12,866)
Common dividends declared	—	—	—	—	—	(36,089)	(36,089)
Non-cash equity award compensation	—	1	1,435	—	—	—	1,436
Balance, June 30, 2026	$601,467	$1,051	$5,954,412	$(45,736)	$1,289,014	$(6,055,323)	$1,744,885
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

TWO HARBORS INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2026	2025
Cash Flows From Operating Activities:
Net income (loss)	$94,529	$(338,096)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of premiums and discounts on investment securities, net	11,399	9,329
Amortization of deferred debt issuance costs on senior notes and convertible senior notes	368	804
Reversal of provision for credit losses on investment securities	(16)	(22)
Realized and unrealized losses on investment securities	13,125	65,581
Loss on servicing asset	89,766	72,123
Realized and unrealized (gains) losses on derivative instruments	(156)	157,130
Gains on mortgage loans held-for-sale	(2,384)	(1,578)
Equity based compensation	5,858	8,455
Loss contingency accrual	—	199,935
Originations and purchases of mortgage loans held-for-sale	(176,294)	(77,539)
Proceeds from sales of mortgage loans held-for-sale	178,383	69,332
Proceeds from repayment of mortgage loans held-for-sale	21	1,369
Net change in assets and liabilities:
Decrease (increase) in accrued interest receivable	6,088	(3,437)
Decrease (increase) in deferred income taxes, net	10,019	(2,965)
Decrease in accrued interest payable	(37,947)	(5,827)
Change in other operating assets and liabilities, net	56,564	56,431
Net cash provided by operating activities	249,323	211,025
Cash Flows From Investing Activities:
Purchases of available-for-sale securities	(1,361,798)	(6,345,479)
Proceeds from sales of available-for-sale securities	2,310,360	5,101,348
Principal payments on available-for-sale securities	404,433	427,842
Purchases of mortgage servicing rights, net of purchase price adjustments	(2,744)	(92,919)
Net proceeds (payments) on derivative instruments	15,707	(257,577)
Payments for reverse repurchase agreements	(1,131,497)	(1,791,523)
Proceeds from reverse repurchase agreements	1,151,676	1,918,911
Increase (decrease) in due to counterparties, net	204,682	(159,241)
Net cash provided by (used in) investing activities	$1,590,819	$(1,198,638)
The accompanying notes are an integral part of these consolidated financial statements.

TWO HARBORS INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited), continued
(in thousands)

	Six Months Ended
	June 30,
	2026	2025
Cash Flows From Financing Activities:
Proceeds from repurchase agreements	$12,993,320	$25,394,522
Principal payments on repurchase agreements	(14,609,030)	(24,416,957)
Proceeds from revolving credit facilities	—	213,000
Principal payments on revolving credit facilities	(56,600)	(221,300)
Proceeds from warehouse facilities	103,490	77,970
Principal payments on warehouse facilities	(108,563)	(70,727)
Proceeds from issuance of senior notes	—	110,778
Repayment of convertible senior notes	(261,883)	—
Proceeds from issuance of common stock, net of offering costs	79	150
Dividends paid on preferred stock	(25,849)	(24,970)
Dividends paid on common stock	(71,987)	(94,197)
Net cash (used in) provided by financing activities	(2,037,023)	968,269
Net decrease in cash, cash equivalents and restricted cash	(196,881)	(19,344)
Cash, cash equivalents and restricted cash at beginning of period	1,061,952	817,641
Cash, cash equivalents and restricted cash at end of period	$865,071	$798,297
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$220,047	$238,713
Cash (received) paid for income taxes, net	$(581)	$9,343
Noncash Activities:
Dividends declared but not paid at end of period	$48,955	$54,195
UWM Termination Fee paid by CCM (see Note 1)	$25,400	$—
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
On March 27, 2026, the Company and CrossCountry Intermediate Holdco, LLC (“CCM”) and CrossCountry Merger Corp., a wholly owned subsidiary of CCM, entered into a definitive agreement (the “Original CCM Merger Agreement”) for CCM to acquire all of the outstanding shares of the Company’s common stock in an all-cash transaction (the “CCM Merger”). On May 7, 2026, the Company and CCM entered into a second amendment to the Original CCM Merger Agreement (the “Second Amendment”), as amended by the first amendment dated April 28, 2026 (the “First Amendment”) (the Original CCM Merger Agreement, as amended by the First Amendment and the Second Amendment, the “Amended CCM Merger Agreement”). The Second Amendment, among other things, provides that, at the effective time of the CCM Merger (the “Effective Time”), each outstanding share of the Company’s common stock will be converted into the right to receive an amount in cash equal to $12.00 per share, an increase from the $11.30 per share consideration under the First Amendment and an increase from the $10.80 per share consideration under the Original CCM Merger Agreement. Additionally, on May 13, 2026, CCM delivered to the Company a letter irrevocably waiving the restrictions set forth in Section 6.1(b)(i) of the Amended CCM Merger Agreement to permit the Company to declare and pay a pro-rated dividend on its common stock for the quarter in which the CCM Merger closes. The CCM Merger was approved by the Company’s common stockholders on July 2, 2026 and is expected to close on August 3, 2026, subject to the satisfaction of certain remaining closing conditions. On July 23, 2026, the Company declared a “stub period” dividend of $0.12196 per share of common stock for the third quarter of 2026, subject to the consummation of the CCM Merger.
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

TWO HARBORS INVESTMENT CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
As previously disclosed, on December 17, 2025, the Company entered into a definitive agreement and plan of merger with UWM Holdings Corporation (“UWM”) (the “UWM Merger Agreement”). Following the determination that the Company had received a “Company Superior Proposal,” as defined in the UWM Merger Agreement, from CCM, and after considering UWM’s proposed revisions to the UWM Merger Agreement in consultation with the Company’s financial advisors and outside legal counsel, on March 27, 2026, prior to entering into the Original CCM Merger Agreement, the Company delivered to UWM a written notice terminating the UWM Merger Agreement. In connection with the termination of the UWM Merger Agreement, CCM, on behalf of the Company, paid UWM a termination fee of $25.4 million in cash as required by the terms of the UWM Merger Agreement (the “UWM Termination Fee”). For the six months ended June 30, 2026, the Company incurred the UWM Termination Fee of $25.4 million; however, this amount was economically and contractually offset through the corresponding payment made by CCM, and accordingly, the UWM Termination Fee did not result in a net impact to the Company’s consolidated financial statements.

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
The consolidated financial statements of the Company include the accounts of all subsidiaries; inter-company accounts and transactions have been eliminated. All trust entities in which the Company holds investments that are considered VIEs for financial reporting purposes were reviewed for consolidation under the applicable consolidation guidance. Whenever the Company has both the power to direct the activities of a trust that most significantly impact the entities’ performance, and the obligation to absorb losses or the right to receive benefits of the entities that could be significant, the Company consolidates the trust. Certain prior period amounts have been reclassified to conform to the current period presentation. The accompanying consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial condition of the Company at June 30, 2026 and results of operations for all periods presented have been made. The results of operations for the three and six months ended June 30, 2026 should not be construed as indicative of the results to be expected for future periods or the full year.
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

TWO HARBORS INVESTMENT CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 3. Variable Interest Entities
The Company enters into transactions with subsidiary trust entities that are established for limited purposes. One of the Company’s subsidiary trust entities, MSR Issuer Trust, is utilized for financing MSR through repurchase agreements, pursuant to which, through two of the Company’s wholly owned subsidiaries, MSR is pledged to MSR Issuer Trust and in return, MSR Issuer Trust issued variable funding notes (“VFNs”) to one of the subsidiaries. As of both June 30, 2026 and December 31, 2025, the Company had outstanding repurchase facilities with three financing counterparties that were secured by the VFNs issued by MSR Issuer Trust, which were collateralized by portions of the Company’s MSR portfolio.
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
The following table presents a summary of the assets and liabilities of all consolidated trusts as reported on the consolidated balance sheets as of June 30, 2026 and December 31, 2025:

(in thousands)	June 30, 2026	December 31, 2025
Restricted cash	$34,471	$55,674
Other assets	67,104	100,133
Total Assets	$101,575	$155,807
Revolving credit facilities	$64,900	$71,500
Accrued interest payable	365	419
Other liabilities	34,106	55,255
Total Liabilities	$99,371	$127,174

Note 4. Available-for-Sale Securities, at Fair Value
The Company holds both Agency and non-Agency available-for-sale (“AFS”) investment securities which are carried at fair value on the consolidated balance sheets. The following table presents the Company’s AFS investment securities by collateral type as of June 30, 2026 and December 31, 2025:

(in thousands)	June 30, 2026	December 31, 2025
Agency:
Federal National Mortgage Association	$2,659,350	$3,972,844
Federal Home Loan Mortgage Corporation	2,421,783	2,362,636
Government National Mortgage Association	7,204	175,732
Non-Agency	2,982	3,259
Total available-for-sale securities	$5,091,319	$6,514,471

At June 30, 2026 and December 31, 2025, the Company pledged AFS securities with a carrying value of $5.1 billion and $6.5 billion, respectively, as collateral for repurchase agreements. See Note 12 - Financing.
At June 30, 2026 and December 31, 2025, the Company did not have any securities purchased from and financed with the same counterparty that did not meet the conditions of ASC 860, Transfers and Servicing, to be considered linked transactions and, therefore, classified as derivatives.

TWO HARBORS INVESTMENT CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The Company is not required to consolidate VIEs for which it has concluded it is not the primary beneficiary (i.e., the Company does not have both the power to direct the activities of the VIEs that most significantly impact the entities’ performance, and the obligation to absorb losses or the right to receive benefits of the entities that could be significant). The Company’s investments in non-Agency securities are issued by entities that are deemed to be VIEs for which the Company has concluded it is not the primary beneficiary and, therefore, has not consolidated. The Company’s maximum exposure to loss from these unconsolidated VIEs is limited to the fair value of the Company’s investments in non-Agency securities issued by such VIEs. As of June 30, 2026 and December 31, 2025, the carrying value of all non-Agency securities issued by unconsolidated VIEs was $3.0 million and $3.3 million, respectively.
The following tables present the amortized cost and carrying value of AFS securities by collateral type as of June 30, 2026 and December 31, 2025:

	June 30, 2026
(in thousands)	Principal/ Current Face	Un-amortized Premium	Accretable Purchase Discount	Amortized Cost	Allowance for Credit Losses	Unrealized Gain	Unrealized Loss	Carrying Value
Agency:
Principal and interest	$5,027,083	$103,874	$(8,893)	$5,122,064	$—	$11,373	$(56,854)	$5,076,583
Interest-only	185,726	11,888	—	11,888	—	371	(505)	11,754
Total Agency	5,212,809	115,762	(8,893)	5,133,952	—	11,744	(57,359)	5,088,337
Non-Agency	433,748	3,125	(12)	3,597	(360)	149	(404)	2,982
Total	$5,646,557	$118,887	$(8,905)	$5,137,549	$(360)	$11,893	$(57,763)	$5,091,319

	December 31, 2025
(in thousands)	Principal/ Current Face	Un-amortized Premium	Accretable Purchase Discount	Amortized Cost	Allowance for Credit Losses	Unrealized Gain	Unrealized Loss	Carrying Value
Agency:
Principal and interest	$6,399,789	$118,427	$(24,900)	$6,493,316	$—	$44,091	$(43,117)	$6,494,290
Interest-only	315,438	18,892	—	18,892	(1,319)	422	(1,073)	16,922
Total Agency	6,715,227	137,319	(24,900)	6,512,208	(1,319)	44,513	(44,190)	6,511,212
Non-Agency	458,740	3,311	(13)	3,808	(290)	170	(429)	3,259
Total	$7,173,967	$140,630	$(24,913)	$6,516,016	$(1,609)	$44,683	$(44,619)	$6,514,471

The following table presents the Company’s AFS securities according to their estimated weighted average life classifications as of June 30, 2026:

	June 30, 2026
(in thousands)	Agency	Non-Agency	Total
< 1 year	$75	$—	$75
≥ 1 and < 3 years	6,724	893	7,617
≥ 3 and < 5 years	523,521	—	523,521
≥ 5 and < 10 years	4,412,826	2,089	4,414,915
≥ 10 years	145,191	—	145,191
Total	$5,088,337	$2,982	$5,091,319

TWO HARBORS INVESTMENT CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Measurement of Allowances for Credit Losses on AFS Securities
The Company uses a discounted cash flow method to estimate and recognize an allowance for credit losses on both Agency and non-Agency AFS securities that are not accounted for under the fair value option. At June 30, 2026 and December 31, 2025, the allowance for credit losses on AFS securities was $0.4 million and $1.6 million, respectively.
The following tables present the components comprising the carrying value of AFS securities for which an allowance for credit losses has not been recorded by length of time that the securities had an unrealized loss position as of June 30, 2026 and December 31, 2025. At June 30, 2026 and December 31, 2025, the Company held 871 and 968 AFS securities, respectively; of the securities for which an allowance for credit losses has not been recorded, 341 and 70 were in an unrealized loss position for less than twelve consecutive months and 209 and 202 were in an unrealized loss position for more than twelve consecutive months, respectively.

	June 30, 2026
	Unrealized Loss Position for
	Less than 12 Months		12 Months or More		Total
(in thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Agency	$2,235,011	$(19,048)	$1,253,016	$(38,311)	$3,488,027	$(57,359)
Non-Agency	48	(6)	101	(30)	149	(36)
Total	$2,235,059	$(19,054)	$1,253,117	$(38,341)	$3,488,176	$(57,395)

	December 31, 2025
	Unrealized Loss Position for
	Less than 12 Months		12 Months or More		Total
(in thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Agency	$660,143	$(1,996)	$1,885,254	$(41,410)	$2,545,397	$(43,406)
Non-Agency	560	(88)	340	(99)	900	(187)
Total	$660,703	$(2,084)	$1,885,594	$(41,509)	$2,546,297	$(43,593)

Gross Realized Gains and Losses
Gains and losses from the sale of AFS securities are recorded as realized gains (losses) within loss on investment securities in the Company’s consolidated statements of comprehensive income (loss). The following table presents details around sales of AFS securities during the three and six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2026	2025	2026	2025
Proceeds from sales of available-for-sale securities	$1,175,535	$3,771,764	$2,310,360	$5,101,348
Amortized cost of available-for-sale securities sold	(1,177,487)	(3,804,924)	(2,323,196)	(5,167,984)
Total realized losses on sales, net	$(1,952)	$(33,160)	$(12,836)	$(66,636)

Gross realized gains	$5,662	$7,186	$10,234	$12,502
Gross realized losses	(7,614)	(40,346)	(23,070)	(79,138)
Total realized losses on sales, net	$(1,952)	$(33,160)	$(12,836)	$(66,636)

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
The following table summarizes activity related to the Company’s MSR portfolio for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2026	2025	2026	2025
Balance at beginning of period	$2,380,983	$2,959,773	$2,421,910	$2,994,271
Additions from purchases of mortgage servicing rights	1,717	91,356	2,648	92,849
Additions from sales of mortgage loans	863	408	1,532	638
Changes in fair value due to:
Changes in valuation inputs or assumptions used in the valuation model	9,569	27,357	13,935	43,373
Other changes in fair value (1)	(56,808)	(63,251)	(105,183)	(115,488)
Other changes (2)	—	—	1,482	—
Balance at end of period (3)	$2,336,324	$3,015,643	$2,336,324	$3,015,643
____________________
(1)Primarily represents changes due to the realization of cash flows.
(2)For the six months ended June 30, 2026, other changes includes sales price adjustments associated with prior period MSR sales.
(3)Based on the prior month-end’s principal balance of the loans underlying the Company’s MSR, increased for current month purchases.

At June 30, 2026 and December 31, 2025, the Company pledged MSR with a carrying value of $2.3 billion and $2.4 billion, respectively, as collateral for repurchase agreements and revolving credit facilities. See Note 12 - Financing.
As of June 30, 2026 and December 31, 2025, the key economic assumptions and sensitivity of the fair value of MSR to immediate 10% and 20% adverse changes in these assumptions were as follows:

(dollars in thousands, except per loan data)	June 30, 2026	December 31, 2025
Weighted average prepayment speed:	6.4%	6.8%
Impact on fair value of 10% adverse change	$(44,869)	$(51,264)
Impact on fair value of 20% adverse change	$(87,459)	$(99,777)
Weighted average delinquency:	0.8%	0.9%
Impact on fair value of 10% adverse change	$(904)	$(1,078)
Impact on fair value of 20% adverse change	$(1,844)	$(2,170)
Weighted average option-adjusted spread:	5.3%	5.2%
Impact on fair value of 10% adverse change	$(57,220)	$(59,737)
Impact on fair value of 20% adverse change	$(111,787)	$(116,694)
Weighted average per loan annual cost to service:	$65.03	$65.03
Impact on fair value of 10% adverse change	$(29,449)	$(30,898)
Impact on fair value of 20% adverse change	$(58,899)	$(61,797)

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
Mortgage Servicing Income and Costs
The Company primarily generates recurring revenue through contractual servicing fees and interest/float income on custodial deposits associated with the Company’s MSR portfolio. Additionally, the Company generates servicing revenue and other fee income including late payment, modification, and other ancillary fees associated with loans underlying MSR owned by third parties and subserviced by the Company. The following table presents the components of servicing income recorded on the Company’s consolidated statements of comprehensive income (loss) for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2026	2025	2026	2025
Servicing fee income	$102,311	$124,409	$207,273	$250,580
Ancillary and other fee income	4,552	5,201	9,357	10,295
Float income	22,207	28,744	42,583	54,338
Total	$129,070	$158,354	$259,213	$315,213

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
Mortgage Servicing Advances
As the servicer of record for the MSR assets, the Company may be required to advance principal and interest payments to security holders, and intermittent tax and insurance payments to local authorities and insurance companies on mortgage loans that are in forbearance, delinquency or default. The Company is responsible for funding these advances, potentially for an extended period of time, before receiving reimbursement from Fannie Mae and Freddie Mac. Servicing advances are priority cash flows in the event of a loan principal reduction or foreclosure and ultimate liquidation of the real estate-owned property, thus making their collection reasonably assured. These servicing advances, net of an allowance for uncollectible advances, totaled $66.8 million and $103.5 million and were included in other assets on the consolidated balance sheets as of June 30, 2026 and December 31, 2025, respectively. At June 30, 2026 and December 31, 2025, mortgage loans in 60+ day delinquent status (whether or not subject to forbearance) accounted for approximately 0.8% and 0.9%, respectively, of the aggregate principal balance of loans for which the Company had servicing advance funding obligations (loans underlying the Company’s MSR).
The Company has one revolving credit facility to finance its servicing advance obligations. At June 30, 2026 and December 31, 2025, the Company had pledged servicing advances with a gross carrying value of $67.1 million and $100.1 million, respectively, as collateral for this revolving credit facility. See Note 12 - Financing.

TWO HARBORS INVESTMENT CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Serviced Mortgage Assets
The Company’s total serviced mortgage assets consist of mortgage loans underlying its MSR assets, off-balance sheet mortgage loans owned by third parties and subserviced by the Company, off-balance sheet mortgage loans owned by third parties for which the Company acts as servicing administrator (subserviced by appropriately licensed third-party subservicers), and originated or purchased mortgage loans held-for-sale at period-end. The following table presents the number of loans and unpaid principal balance of the mortgage assets for which the Company manages the servicing as of June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025
(dollars in thousands)	Number of Loans	Unpaid Principal Balance	Number of Loans	Unpaid Principal Balance
Mortgage servicing rights	655,023	$155,106,720	675,215	$162,450,487
Subservicing	184,963	40,834,058	178,356	40,492,124
Servicing administrator	495	258,559	514	272,820
Mortgage loans held-for-sale	56	12,542	38	13,336
Total serviced mortgage assets	840,537	$196,211,879	854,123	$203,228,767

Note 6. Mortgage Loans Held-for-Sale, at Fair Value
The Company originates residential mortgage loans for the purpose of selling to the GSEs or other third-party investors in the secondary market on a servicing-retained basis, typically within 60 days of origination. The Company also holds a small amount of mortgage loans purchased from the collateral underlying its MSR. Mortgage loans held-for-sale are recorded at fair value as a result of a fair value option election. The following table presents the carrying value of Company’s mortgage loans held-for-sale as of June 30, 2026 and December 31, 2025:

(in thousands)	June 30, 2026	December 31, 2025
Unpaid principal balance	$12,542	$13,336
Mark-to-market adjustments	195	294
Total mortgage loans held-for-sale	$12,737	$13,630

The following table presents a reconciliation of the Company’s mortgage loans held-for-sale for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2026	2025	2026	2025
Balance at beginning of period	$18,536	$8,406	$13,630	$2,334
Originations and purchases of mortgage loans	83,976	48,669	176,294	77,539
Sales and principal collections	(89,825)	(47,260)	(177,088)	(70,175)
Unrealized (losses) gains on mortgage loans	50	73	(99)	190
Balance at end of period	$12,737	$9,888	$12,737	$9,888

The Company is subject to credit risk associated with its originated mortgage loans during the period of time prior to the sale of these loans. The Company considers credit risk associated with these loans to be minimal as it holds the loans for a short period of time and the market for these loans continues to be highly liquid.
The Company utilizes repurchase agreements and warehouse lines of credit to finance its mortgage loans held-for-sale. At June 30, 2026 and December 31, 2025, the Company had pledged mortgage loans held-for-sale with a carrying value of $12.2 million and $13.4 million, respectively, as collateral for its repurchase agreements and warehouse line of credit. See Note 12 - Financing.

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
The following table presents the Company’s restricted cash balances as of June 30, 2026 and December 31, 2025:

(in thousands)	June 30, 2026	December 31, 2025
Restricted cash balances held by trading counterparties:
For securities trading activity	$350	$350
For derivatives trading activity	58,259	50,094
For servicing activities	39,434	60,398
As restricted collateral for borrowings	124,268	108,723
Total restricted cash balances held by trading counterparties	222,311	219,565
Restricted cash balance pursuant to letter of credit on office lease	69	68
Total	$222,380	$219,633

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the Company’s consolidated balance sheets as of June 30, 2026 and December 31, 2025 that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

(in thousands)	June 30, 2026	December 31, 2025
Cash and cash equivalents	$642,691	$842,319
Restricted cash	222,380	219,633
Total cash, cash equivalents and restricted cash	$865,071	$1,061,952

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
The following tables present the gross fair value and notional amounts of the Company’s derivative financial instruments treated as trading derivatives as of June 30, 2026 and December 31, 2025:

	June 30, 2026
	Derivative Assets		Derivative Liabilities
(in thousands)	Fair Value	Notional	Fair Value	Notional
Inverse interest-only securities	$55,085	$1,061,841	$—	$—
Interest rate swap agreements	—	—	—	11,676,749
TBAs	13,631	3,215,696	(1,891)	612,307
Futures, net	—	—	—	(5,637,700)
Interest rate lock commitments	650	39,057	—	528
Total	$69,366	$4,316,594	$(1,891)	$6,651,884

	December 31, 2025
	Derivative Assets		Derivative Liabilities
(in thousands)	Fair Value	Notional	Fair Value	Notional
Inverse interest-only securities	$68,303	$1,233,247	$—	$—
Interest rate swap agreements	—	—	—	12,579,986
TBAs	18,365	5,676,000	(4,254)	(1,469,285)
Futures, net	—	(4,357,800)	—	—
Interest rate lock commitments	881	49,571	—	—
Total	$87,549	$2,601,018	$(4,254)	$11,110,701

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

TWO HARBORS INVESTMENT CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The following table summarizes the location and amount of gains and losses on derivative instruments reported in the consolidated statements of comprehensive income (loss):

Derivative Instruments	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		Three Months Ended		Six Months Ended
(in thousands)		June 30,		June 30,
		2026	2025	2026	2025
Interest rate risk management:
TBAs	Gain (loss) on derivative instruments	$(4,787)	$(10,757)	$(46,836)	$18,721
Futures	Gain (loss) on derivative instruments	44,438	(25,152)	81,781	(54,915)
Options on futures	Gain (loss) on derivative instruments	—	(105)	(159)	(124)
Interest rate swaps - Payers	Gain (loss) on derivative instruments	60,435	(89,808)	110,451	(296,989)
Interest rate swaps - Receivers	Gain (loss) on derivative instruments	(49,901)	36,858	(81,178)	145,251
TBAs (pipeline)	Gain on mortgage loans held-for-sale	(231)	(82)	373	(82)
Interest rate lock commitments	Gain on mortgage loans held-for-sale	(120)	171	(230)	483
Forward mortgage loan sale commitments	Gain on mortgage loans held-for-sale	—	25	—	(143)
Non-risk management:
Inverse interest-only securities	Gain (loss) on derivative instruments	(3,507)	4,757	(1,740)	6,509
Total		$46,327	$(84,093)	$62,462	$(181,289)

TWO HARBORS INVESTMENT CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
For the three and six months ended June 30, 2026, the Company recognized income of $1.3 million and $3.0 million, respectively, for the accrual and/or settlement of the net interest spread associated with its interest rate swaps. The income results from receiving either a floating interest rate (OIS or SOFR) or a fixed interest rate and paying either a fixed interest rate or a floating interest rate (OIS or SOFR) on an average $11.6 billion and $12.4 billion notional, respectively. For the three and six months ended June 30, 2025, the Company recognized income of $6.4 million and $12.4 million respectively, for the accrual and/or settlement of the net interest spread associated with its interest rate swaps. The income results from receiving either a floating interest rate (OIS or SOFR) or a fixed interest rate and paying either a fixed interest rate or a floating interest rate (OIS or SOFR) on an average $19.1 billion and $19.7 billion notional, respectively.
The following table presents the average notional amount for the Company’s derivative instruments during the three and six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2026	2025	2026	2025
Inverse interest-only securities	$1,049,640	$725,242	$1,129,186	$446,686
Interest rate swap agreements	11,605,244	19,062,123	12,434,570	19,728,068
TBAs, net	3,191,563	2,471,752	3,507,992	2,794,246
Futures, net	(6,026,500)	(3,518,726)	(5,376,000)	(3,434,363)
Interest rate lock commitments	50,385	33,461	59,373	31,194
Forward mortgage loan sale commitments	—	4,922	—	14,997
Total	$9,870,332	$18,778,774	$11,755,121	$19,580,828

Cash flow activity related to derivative instruments is reflected within the operating activities and investing activities sections of the consolidated statements of cash flows. Realized gains and losses and derivative fair value adjustments are reflected within the realized and unrealized (gains) losses on derivative instruments and gains on mortgage loans held-for-sale line items within the operating activities section of the consolidated statements of cash flows. The remaining cash flow activity related to derivative instruments is reflected within the net proceeds (payments) on derivative instruments and increase (decrease) in due to counterparties, net line items within the investing activities section of the consolidated statements of cash flows.
Interest Rate Sensitive Assets/Liabilities
The Company’s Agency RMBS portfolio is generally subject to change in value when interest rates or prepayment speeds decrease or increase, depending on the type of investment. Periods of rising interest rates with corresponding decreasing prepayment speeds generally result in a decline in the value of the Company’s fixed-rate Agency principal and interest (P&I) RMBS. The impact of this effect on the Company’s fixed-rate Agency P&I RMBS portfolio is partially mitigated by the presence of fixed-rate interest-only Agency RMBS, which generally increase in value when prepayment speeds decrease and MSR, which generally increase in value when prepayment speeds decrease and interest rates increase. As of June 30, 2026 and December 31, 2025, the Company had $8.4 million and $9.0 million, respectively, of interest-only securities, and $2.3 billion and $2.4 billion, respectively, of MSR. Interest-only securities are included in AFS securities, at fair value, in the consolidated balance sheets.

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
The Company may hold both long and short notional TBA positions, which are disclosed on a gross basis according to the unrealized gain or loss position of each TBA contract regardless of long or short notional position. The following tables present the notional amount, cost basis, market value and carrying value (which approximates fair value) of the Company’s TBA positions as of June 30, 2026 and December 31, 2025:

	June 30, 2026
				Net Carrying Value (4)
(in thousands)	Notional Amount (1)	Cost Basis (2)	Market Value (3)	Derivative Assets	Derivative Liabilities
Purchase contracts	$4,105,003	$4,087,587	$4,099,793	$13,631	$(1,425)
Sale contracts	(277,000)	(285,009)	(285,475)	—	(466)
TBAs, net	$3,828,003	$3,802,578	$3,814,318	$13,631	$(1,891)

	December 31, 2025
				Net Carrying Value (4)
(in thousands)	Notional Amount (1)	Cost Basis (2)	Market Value (3)	Derivative Assets	Derivative Liabilities
Purchase contracts	$5,676,000	$5,689,566	$5,707,931	$18,365	$—
Sale contracts	(1,469,285)	(1,504,101)	(1,508,355)	—	(4,254)
TBAs, net	$4,206,715	$4,185,465	$4,199,576	$18,365	$(4,254)
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

TWO HARBORS INVESTMENT CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Futures. The Company may use a variety of types of futures independently, or in conjunction with other derivative and non-derivative instruments, in order to mitigate risks. The following table summarizes certain characteristics of the Company’s futures as of June 30, 2026 and December 31, 2025:

(dollars in thousands)	June 30, 2026			December 31, 2025
Type	Notional Amount	Carrying Value	Weighted Average Months to Expiration	Notional Amount	Carrying Value	Weighted Average Months to Expiration
U.S. Treasury futures - 2 year	$(2,052,400)	$—	3.03	$(1,448,000)	$—	2.96
U.S. Treasury futures - 5 year	(1,574,300)	—	3.03	(1,047,400)	—	2.96
U.S. Treasury futures - 10 year	(55,100)	—	2.73	(115,700)	—	2.60
U.S. Treasury futures - 20 year	90,100	—	2.73	283,300	—	2.60
Eris SOFR swap futures - 5 year	(1,216,000)	—	62.60	(1,200,000)	—	62.56
Eris SOFR swap futures - 10 year	(830,000)	—	122.66	(830,000)	—	122.63
Total futures	$(5,637,700)	$—	30.02	$(4,357,800)	$—	36.00

Interest Rate Swap Agreements. The Company may use interest rate swaps independently, or in conjunction with other derivative and non-derivative instruments, in order to mitigate risks. As of June 30, 2026 and December 31, 2025, the Company held the following interest rate swaps that were utilized as economic hedges of interest rate exposure (or duration) whereby the Company receives interest at a floating interest rate (OIS or SOFR):

(dollars in thousands)
June 30, 2026
Swaps Maturities	Notional Amount	Weighted Average Fixed Pay Rate	Weighted Average Receive Rate	Weighted Average Maturity (Years)
≤ 1 year	$—	—%	—%	0.00
> 1 and ≤ 3 years	2,956,609	3.412%	3.680%	1.41
> 3 and ≤ 5 years	1,761,388	3.589%	3.680%	3.42
> 5 and ≤ 7 years	903,892	3.563%	3.680%	5.60
> 7 and ≤ 10 years	863,477	3.894%	3.680%	9.14
> 10 years	670,404	3.855%	3.680%	13.77
Total	$7,155,770	3.574%	3.680%	4.52

(dollars in thousands)
December 31, 2025
Swaps Maturities	Notional Amount	Weighted Average Fixed Pay Rate	Weighted Average Receive Rate	Weighted Average Maturity (Years)
≤ 1 year	$1,968,891	4.087%	3.870%	0.01
> 1 and ≤ 3 years	2,956,609	3.412%	3.870%	1.91
> 3 and ≤ 5 years	1,761,388	3.589%	3.870%	3.92
> 5 and ≤ 7 years	1,112,834	3.680%	3.870%	6.07
> 7 and ≤ 10 years	441,571	3.877%	3.870%	9.01
> 10 years	670,404	3.855%	3.870%	14.27
Total	$8,911,697	3.686%	3.870%	3.69

TWO HARBORS INVESTMENT CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Additionally, as of June 30, 2026 and December 31, 2025, the Company held the following interest rate swaps that were utilized as economic hedges of interest rate exposure (or duration) risk whereby the Company pays interest at a floating interest rate (OIS or SOFR):

(dollars in thousands)
June 30, 2026
Swaps Maturities	Notional Amount	Weighted Average Pay Rate	Weighted Average Fixed Receive Rate	Weighted Average Maturity (Years)
> 3 and ≤ 5 years	$2,401,428	3.680%	3.450%	4.25
> 5 and ≤ 7 years	280,808	3.680%	3.427%	6.65
> 7 and ≤ 10 years	902,063	3.680%	3.786%	9.35
> 10 years	936,680	3.680%	3.743%	19.24
Total	$4,520,979	3.680%	3.576%	8.52

(dollars in thousands)
December 31, 2025
Swaps Maturities	Notional Amount	Weighted Average Pay Rate	Weighted Average Fixed Receive Rate	Weighted Average Maturity (Years)
> 3 and ≤ 5 years	$1,857,257	3.870%	3.471%	4.64
> 5 and ≤ 7 years	203,547	3.870%	3.712%	6.18
> 7 and ≤ 10 years	740,041	3.870%	3.768%	9.79
> 10 years	867,444	3.870%	3.656%	17.76
Total	$3,668,289	3.870%	3.588%	8.87

Interest Rate Lock Commitments. The Company enters into IRLCs to originate residential mortgage loans at specified interest rates and terms within a specified period of time with customers who have applied for a loan and may meet certain credit and underwriting criteria. IRLCs are subject to changes in mortgage interest rates from the date of the commitment through the date of funding the loan or the cancellation or expiration of the lock commitment, generally ranging between 30 and 90 days. IRLCs are considered freestanding derivatives and are recorded at fair value at inception inclusive of the inherent value of servicing the loan. As of June 30, 2026 and December 31, 2025, the Company had outstanding IRLCs of $39.6 million and $49.6 million in principal ($31.1 million and $37.7 million pull-through adjusted) with a net fair value asset balance of $0.7 million and $0.9 million, respectively.
Forward Mortgage Loan Sale Commitments. The Company uses forward mortgage loan sale commitments to manage exposure to interest rate risk and changes in the fair value of IRLCs from the date of the commitment through the date of funding or cancellation or expiration of the lock commitment. Forward mortgage loan sale commitments are also used to manage exposure to interest rate risk and changes in the fair value of the Company’s mortgage loans held-for-sale from the date of funding through the date of sale in the secondary market, typically within 60 days of origination. TBAs are also a form of forward commitments used to help manage the adverse impact of interest rate changes on the value of the Company’s loan origination pipeline (refer to discussion above). Forward mortgage loan sale commitments are recorded at fair value based on pricing of similar instruments in the secondary market based upon the investor, coupon, and estimated sale or delivery month. The Company’s expectation of the amount of IRLCs that will ultimately close is a key factor in determining the notional amount of derivatives used in economically hedging the position. As of June 30, 2026 and December 31, 2025, the Company had no outstanding forward mortgage loan sale commitment derivatives; however, included in the table presenting the Company’s TBA positions above are $27.0 million and $35.0 million of short notional TBA positions with a net fair value liability balance of $0.2 million and $0.1 million, respectively, specifically used to manage the adverse impact of interest rate changes on the value of the Company’s loan origination pipeline.
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

TWO HARBORS INVESTMENT CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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
Derivative financial instruments contain an element of credit risk if counterparties are unable to meet the terms of the agreements. Credit risk associated with derivative financial instruments is measured as the net replacement cost should the counterparties that owe the Company under such contracts completely fail to perform under the terms of these contracts, assuming there are no recoveries of underlying collateral, as measured by the market value of the derivative financial instruments. As of June 30, 2026, the fair value of derivative financial instruments as an asset and liability position was $69.4 million and $1.9 million, respectively.
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

Note 9. Reverse Repurchase Agreements
The Company may enter into reverse repurchase agreements with third-party broker-dealers whereby it purchases U.S. Treasury securities under agreements to resell at an agreed-upon price and date. Generally, the Company may enter into reverse repurchase agreement transactions in order to effectively borrow U.S. Treasury securities that it can then deliver to counterparties to whom it has made short sales of the same securities, earn a yield on excess cash balances, or preserve existing repurchase agreements by substituting collateral. As of June 30, 2026 and December 31, 2025, the Company had $118.4 million and $146.4 million in amounts due to counterparties as collateral for reverse repurchase agreements that could be pledged, delivered or otherwise used, with a carrying value of the reverse repurchase agreements of $136.9 million and $157.1 million, respectively.

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

TWO HARBORS INVESTMENT CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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
The following tables present information about the Company’s assets and liabilities that are subject to master netting arrangements or similar agreements and can potentially be offset on the Company’s consolidated balance sheets as of June 30, 2026 and December 31, 2025:

	June 30, 2026
				Gross Amounts Not Offset with Financial Assets (Liabilities) in the Balance Sheets (1)
(in thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Balance Sheets	Net Amounts of Assets (Liabilities) Presented in the Balance Sheets	Financial Instruments	Cash Collateral (Received) Pledged	Net Amount
Assets:
Derivative assets	$173,061	$(103,695)	$69,366	$(1,891)	$—	$67,475
Reverse repurchase agreements	136,941	—	136,941	—	(118,397)	18,544
Total Assets	$310,002	$(103,695)	$206,307	$(1,891)	$(118,397)	$86,019
Liabilities:
Repurchase agreements	$(5,639,830)	$—	$(5,639,830)	$5,639,830	$—	$—
Derivative liabilities	(105,586)	103,695	(1,891)	1,891	—	—
Total Liabilities	$(5,745,416)	$103,695	$(5,641,721)	$5,641,721	$—	$—

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
The Company classified 99.94% and 0.06% of its AFS securities as Level 2 and Level 3 fair value assets, respectively, at June 30, 2026.
Mortgage servicing rights. The Company holds a portfolio of MSR that are carried at fair value on the consolidated balance sheets. The Company determines fair value of its MSR using a discounted cash flow model, which incorporates both observable and unobservable market data. Although MSR transactions may be observable in the marketplace, the details of those transactions are not necessarily reflective of the value of the Company’s MSR portfolio. Inputs into the model include principal balance, note rate, geographical location, loan-to-value (“LTV”) ratios, FICO and other loan characteristics, along with servicing fee, ancillary income, earnings rates on escrow balances and recapture rates. Significant unobservable inputs include prepayment speeds; option adjusted spread (“OAS”), which represents the incremental spread added to the risk-free rate to reflect the effects of any embedded options and other risk inherent in MSR; and cost to service. The Company obtains third-party valuations, industry surveys and other available market data quarterly to assess the reasonableness of the significant unobservable inputs used in the cash flow model, as well as the fair value calculated by the cash flow model, subject to internally-established hierarchy and override procedures. As a result, the Company classified 100% of its MSR as Level 3 fair value assets at June 30, 2026.
Mortgage loans held-for-sale. The Company recognizes on its consolidated balance sheets originated mortgage loans held-for-sale that are carried at fair value as a result of a fair value option election. The Company estimates fair value of mortgage loans held-for-sale using a market approach by utilizing either: (i) the fair value of securities backed by similar mortgage loans, adjusted for certain factors to approximate the fair value of a whole mortgage loan, including the value attributable to mortgage servicing and credit risk; (ii) current commitments to purchase loans; or (iii) recent observable market trades for similar loans, adjusted for credit risk and other individual loan characteristics. As these fair values are derived from market observable inputs, the Company classified 100% of its mortgage loans held-for-sale as Level 2 fair value assets at June 30, 2026.
Derivative instruments. The Company may enter into a variety of derivative financial instruments as part of its hedging strategies, including over-the-counter (“OTC”) derivative contracts, such as interest rate swaps. The Company utilizes third-party brokers to value its OTC derivative instruments. The Company classified 100% of its interest rate swaps reported at fair value as Level 2 at June 30, 2026.
The Company may also enter into certain other derivative financial instruments, such as inverse interest-only securities, TBAs, futures and options on futures. The Company utilizes third-party pricing vendors to value inverse interest-only securities, as these instruments are similar in form to the Company’s AFS securities. The Company classified 100% of its inverse interest-only securities at fair value as Level 2 at June 30, 2026. TBAs, futures and options on futures are considered to be active markets such that participants transact with sufficient frequency and volume to provide transparent pricing information for identical instruments. The Company utilizes third-party pricing vendors to value TBAs, futures and options on futures. The Company reported 100% of its TBAs and futures as Level 1 as of June 30, 2026. The Company did not hold any options on futures at June 30, 2026.
The Company also enters into IRLCs and forward mortgage loan sale commitment derivatives in connection with its origination activities. The Company determines fair value of its IRLCs based on valuation models that use the market price for similar loans sold in the secondary market, net of costs to close the loans, subject to the estimated loan funding probability or pull-through rate. Given the significant and unobservable nature of the pull-through rate assumption, the Company classified 100% of its IRLCs as Level 3 at June 30, 2026. The Company did not hold any forward mortgage loan sale commitment derivatives at June 30, 2026.
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

	Recurring Fair Value Measurements
	June 30, 2026
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	$—	$5,088,337	$2,982	$5,091,319
Mortgage servicing rights	—	—	2,336,324	2,336,324
Mortgage loans held-for-sale	—	12,737	—	12,737
Derivative assets	13,631	55,085	650	69,366
Total Assets	$13,631	$5,156,159	$2,339,956	$7,509,746
Liabilities:
Derivative liabilities	$1,891	$—	$—	$1,891
Total Liabilities	$1,891	$—	$—	$1,891

	Recurring Fair Value Measurements
	December 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	$—	$6,511,212	$3,259	$6,514,471
Mortgage servicing rights	—	—	2,421,910	2,421,910
Mortgage loans held-for-sale	—	13,630	—	13,630
Derivative assets	18,365	68,303	881	87,549
Total Assets	$18,365	$6,593,145	$2,426,050	$9,037,560
Liabilities:
Derivative liabilities	$4,254	$—	$—	$4,254
Total Liabilities	$4,254	$—	$—	$4,254

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

TWO HARBORS INVESTMENT CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The following tables present a reconciliation of the Company’s Level 3 assets and liabilities measured at fair value on a recurring basis:

	Recurring Fair Value Measurements
	Assets						Liabilities
(in thousands)	Available-For-Sale Securities		Mortgage Servicing Rights		Interest Rate Lock Commitments		Interest Rate Lock Commitments
Level 3 fair value at March 31, 2026	$3,149		$2,380,983		$796		$26
Net gains (losses) included in net income (loss)	(75)	(1)	9,569	(2)	(146)	(3)	(26)	(3)
Net gains (losses) included in other comprehensive (loss) income	(92)		—		—		—
Purchases/additions	—		2,580		—		—
Sales	—		—		—		—
Settlements	—		(56,808)		—		—
Level 3 fair value at June 30, 2026	$2,982		$2,336,324		$650		$—

Level 3 fair value at March 31, 2025	$3,613		$2,959,773		$451		$1
Net gains (losses) included in net income (loss)	(63)	(1)	27,357	(2)	171	(3)	(1)	(3)
Net gains (losses) included in other comprehensive (loss) income	(101)		—		—		—
Purchases/additions	—		91,764		—		—
Sales	—		—		—		—
Settlements	—		(63,251)		—		—
Level 3 fair value at June 30, 2025	$3,449		$3,015,643		$622		$—

Change in unrealized gains or losses for the period included in earnings for assets and liabilities held at:
June 30, 2026	$—	(1)	$9,569	(2)	$650	(3)	$—	(3)
June 30, 2025	$—	(1)	$27,357	(2)	$622	(3)	$—	(3)
Change in unrealized gains or losses for the period included in other comprehensive (loss) income for assets and liabilities held at:
June 30, 2026	$(92)		$—		$—		$—
June 30, 2025	$(101)		$—		$—		$—

TWO HARBORS INVESTMENT CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Recurring Fair Value Measurements
	Assets						Liabilities
(in thousands)	Available-For-Sale Securities		Mortgage Servicing Rights		Interest Rate Lock Commitments		Interest Rate Lock Commitments
Level 3 fair value at December 31, 2025	$3,259		$2,421,910		$881		$—
Net gains (losses) included in net income (loss)	(281)	(1)	15,417	(2)	(231)	(3)	—	(3)
Net gains (losses) included in other comprehensive (loss) income	4		—		—		—
Purchases/additions	—		4,180		—		—
Sales	—		—		—		—
Settlements	—		(105,183)		—		—
Level 3 fair value at June 30, 2026	$2,982		$2,336,324		$650		$—

Level 3 fair value at December 31, 2024	$3,734		$2,994,271		$151		$13
Net gains (losses) included in net income (loss)	(128)	(1)	43,373	(2)	471	(3)	(13)	(3)
Net gains (losses) included in other comprehensive (loss) income	(157)		—		—		—
Purchases/additions	—		93,487		—		—
Sales	—		—		—		—
Settlements	—		(115,488)		—		—
Level 3 fair value at June 30, 2025	$3,449		$3,015,643		$622		$—

Change in unrealized gains or losses for the period included in earnings for assets and liabilities held at:
June 30, 2026	$—	(1)	$13,935	(2)	$650	(3)	$—	(3)
June 30, 2025	$—	(1)	$43,373	(2)	$622	(3)	$—	(3)
Change in unrealized gains or losses for the period included in other comprehensive (loss) income for assets and liabilities held at:
June 30, 2026	$4		$—		$—		$—
June 30, 2025	$(157)		$—		$—		$—
____________________
(1)Included in loss on investment securities on the consolidated statements of comprehensive income (loss).
(2)Included in loss on servicing asset on the consolidated statements of comprehensive income (loss).
(3)Included in gain on mortgage loans held-for-sale on the consolidated statements of comprehensive income (loss).

No transfers between Level 1, Level 2 or Level 3 were made during the three and six months ended June 30, 2026 or 2025. Transfers between Levels are deemed to take place on the first day of the reporting period in which the transfer has taken place.
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

TWO HARBORS INVESTMENT CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The Company determines the fair value of its MSR internally using a discounted cash flow model. The tables below present information about the significant unobservable market data used by management as inputs into models utilized to inform their best estimates of the fair value measurement of the Company’s MSR classified as Level 3 fair value assets at June 30, 2026 and December 31, 2025:

June 30, 2026
Unobservable Input	Range			Weighted Average (1)
Constant prepayment speed	4.6%	-	32.8%	6.4%
Option-adjusted spread	5.3%	-	5.3%	5.3%
Per loan annual cost to service	$65.00	-	$73.88	$65.03

December 31, 2025
Unobservable Input	Range			Weighted Average (1)
Constant prepayment speed	4.8%	-	47.3%	6.8%
Option-adjusted spread	5.2%	-	5.2%	5.2%
Per loan annual cost to service	$65.00	-	$73.88	$65.03
___________________
(1)Calculation for constant prepayment speed and per-loan annual cost to service utilizes underlying loan principal balance for weighting purposes. Calculation for OAS utilizes relative MSR market value for weighting purposes.

The Company determines the fair value of its Level 3 IRLCs based on valuation models that incorporate the estimated pull-through rate, which is considered a significant unobservable input. The tables below present information about the pull-through rates used in the valuation of IRLCs at June 30, 2026 and December 31, 2025:

June 30, 2026
Unobservable Input	Range			Weighted Average (1)
Pull-through rate	49.3%	-	100.0%	78.1%

December 31, 2025
Unobservable Input	Range			Weighted Average (1)
Pull-through rate	54.5%	-	100.0%	76.2%
___________________
(1)Calculation utilizes underlying loan principal balance for weighting purposes.

Nonrecurring Fair Value
Certain assets are measured at fair value on a nonrecurring basis; that is, they are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances, such as when there is evidence of impairment. Upon the occurrence of certain events, the Company re-measures the fair value of long-lived assets, including property, plant and equipment, operating lease right of use assets, intangible assets and goodwill if an impairment or observable price adjustment is recognized in the current period. No instances requiring re-measurement of assets measured at fair value on a nonrecurring basis occurred during the three and six months ended June 30, 2026 and 2025.
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
•The carrying value of repurchase agreements, revolving credit facilities and warehouse lines of credit that mature in less than one year generally approximates fair value due to the short maturities. As of June 30, 2026, the Company had outstanding borrowings of $280.1 million under revolving credit facilities that are considered long-term. The Company’s long-term revolving credit facilities have floating rates based on an index plus a spread and the credit spread is typically consistent with those demanded in the market. Accordingly, the interest rates on these borrowings are at market and thus carrying value approximates fair value. The Company categorizes the fair value measurement of these liabilities as Level 2.
•Senior notes are carried at their unpaid principal balance, net of any unamortized deferred issuance costs. The Company estimates the fair value of its senior notes using the quoted price on the NYSE as of June 30, 2026. The Company categorizes the fair value measurement of these liabilities as Level 1.
•Prior to their maturity and repayment in January 2026, convertible senior notes were carried at their unpaid principal balance, net of any unamortized deferred issuance costs. The Company estimated the fair value of its convertible senior notes using the market transaction price nearest to reporting date. The Company categorized the fair value measurement of these liabilities as Level 2.
The following table presents the carrying values and estimated fair values of assets and liabilities that are required to be recorded or disclosed at fair value at June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Available-for-sale securities	$5,091,319	$5,091,319	$6,514,471	$6,514,471
Mortgage servicing rights	$2,336,324	$2,336,324	$2,421,910	$2,421,910
Mortgage loans held-for-sale	$12,737	$12,737	$13,630	$13,630
Cash and cash equivalents	$642,691	$642,691	$842,319	$842,319
Restricted cash	$222,380	$222,380	$219,633	$219,633
Derivative assets	$69,366	$69,366	$87,549	$87,549
Reverse repurchase agreements	$136,941	$136,941	$157,120	$157,120
Other assets	$28,073	$28,073	$28,073	$28,073
Liabilities:
Repurchase agreements	$5,639,830	$5,639,830	$7,255,540	$7,255,540
Revolving credit facilities	$862,771	$862,771	$919,371	$919,371
Warehouse lines of credit	$4,333	$4,333	$9,406	$9,406
Senior notes	$111,350	$116,380	$111,055	$118,542
Convertible senior notes	$—	$—	$261,810	$262,095
Derivative liabilities	$1,891	$1,891	$4,254	$4,254

TWO HARBORS INVESTMENT CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Note 12. Financing
Secured Financing
The following tables summarize the Company’s secured financing arrangements by collateral type:

	June 30, 2026
	Collateral Type
(in thousands)	RMBS (1)	Mortgage Servicing Rights and Advances	Mortgage Loans Held-for-Sale	Total Secured Financing
Repurchase agreements	$5,057,324	$575,000	$7,506	$5,639,830
Revolving credit facilities	—	862,771	—	862,771
Warehouse lines of credit	—	—	4,333	4,333
Total	$5,057,324	$1,437,771	$11,839	$6,506,934

	December 31, 2025
	Collateral Type
(in thousands)	RMBS (1)	Mortgage Servicing Rights and Advances	Mortgage Loans Held-for-Sale	Total Secured Financing
Repurchase agreements	$6,601,446	$650,000	$4,094	$7,255,540
Revolving credit facilities	—	919,371	—	919,371
Warehouse lines of credit	—	—	9,406	9,406
Total	$6,601,446	$1,569,371	$13,500	$8,184,317
____________________
(1)Includes Agency and non-Agency AFS securities and Agency derivatives, as detailed within the Repurchase Agreements section of this Note 12.

Repurchase Agreements
The Company finances certain of its investment securities, MSR and mortgage loans held-for-sale through the use of repurchase facilities. At June 30, 2026 and December 31, 2025, the Company’s repurchase agreements had the following characteristics and remaining maturities:

	June 30, 2026
	Collateral Type
(dollars in thousands)	Agency RMBS	Agency Derivatives	Mortgage Servicing Rights	Mortgage Loans Held-for-Sale	Total Amount Outstanding
Within 30 days	$1,911,230	$43,671	$—	$—	$1,954,901
30 to 59 days	911,341	—	—	—	911,341
60 to 89 days	1,347,225	—	—	7,506	1,354,731
90 to 119 days	843,857	—	150,000	—	993,857
120 to 364 days	—	—	425,000	—	425,000
Total	$5,013,653	$43,671	$575,000	$7,506	$5,639,830
Weighted average days to maturity	55	9	144	86	64
Weighted average borrowing rate	3.82%	4.39%	6.69%	5.62%	4.12%

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

The following table summarizes assets at carrying value that are pledged or restricted as collateral for the future payment obligations of the Company’s repurchase agreements:

(in thousands)	June 30, 2026	December 31, 2025
Available-for-sale securities, at fair value	$5,084,098	$6,505,374
Mortgage servicing rights, at fair value (1)	923,087	958,947
Mortgage loans held-for-sale, at fair value	7,806	3,746
Restricted cash	123,861	108,367
Due from counterparties	5,984	206,514
Derivative assets, at fair value	53,211	67,227
Total	$6,198,047	$7,850,175
____________________
(1)As of June 30, 2026 and December 31, 2025, MSR repurchase agreements totaling $575.0 million and $650.0 million, respectively, were secured by VFNs issued by MSR Issuer Trust and collateralized by portions of the Company’s MSR portfolio. See Note 3 - Variable Interest Entities for further details.

Although the transactions under repurchase agreements represent committed borrowings until maturity, the respective lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets would require the Company to provide additional collateral or fund margin calls.
As of both June 30, 2026 and December 31, 2025, the net carrying value of assets sold under agreements to repurchase, including accrued interest plus any cash or assets on deposit to secure the repurchase obligation, less the amount of the repurchase liability, including accrued interest, with any individual counterparty or group of related counterparties did not exceed 10% of total stockholders’ equity. The Company does not anticipate any defaults by its repurchase agreement counterparties. There can be no assurance, however, that any such default or defaults will not occur.
Revolving Credit Facilities
To finance MSR assets and related servicing advance obligations, the Company has entered into revolving credit facilities collateralized by the value of the MSR and/or servicing advances pledged. As of June 30, 2026 and December 31, 2025, the Company had outstanding short- and long-term borrowings under revolving credit facilities of $862.8 million and $919.4 million with a weighted average borrowing rate of 6.67% and 6.77% and weighted average remaining maturities of 1.4 and 1.8 years, respectively.

TWO HARBORS INVESTMENT CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Although the transactions under revolving credit facilities represent committed borrowings from the time of funding until maturity, the respective lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets below a designated threshold would require the Company to provide additional collateral or pay down the facility. As of June 30, 2026 and December 31, 2025, MSR with a carrying value of $1.4 billion and $1.5 billion, respectively, was pledged as collateral for the Company’s future payment obligations under its MSR revolving credit facilities. As of June 30, 2026 and December 31, 2025, servicing advances with a carrying value of $67.1 million and $100.1 million, respectively, were pledged as collateral for the Company’s future payment obligations under its servicing advance revolving credit facility. The Company does not anticipate any defaults by its revolving credit facility counterparties, although there can be no assurance that any such default or defaults will not occur.
Warehouse Lines of Credit
To finance origination activities, the Company has entered into a warehouse line of credit collateralized by the value of the mortgage loans pledged for a period of up to 90 days or until they are sold to the GSEs or other third-party investors in the secondary market, typically within 60 days of origination. As of June 30, 2026 and December 31, 2025, the Company had outstanding short-term borrowings under its warehouse line of credit of $4.3 million and $9.4 million with a weighted average borrowing rate of 5.59% and 6.00% and weighted average remaining maturities of 84 and 80 days, respectively.
Although transactions under the warehouse line of credit represent committed borrowings from the time of funding until maturity, the respective lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets below a designated threshold would require the Company to provide additional collateral or pay down the facility. As of June 30, 2026 and December 31, 2025, mortgage loans held-for-sale with a carrying value of $4.4 million and $9.6 million, respectively, were pledged as collateral for the Company’s future payment obligations under its warehouse line of credit. Additionally, as of both June 30, 2026 and December 31, 2025, cash of $0.4 million was held in restricted accounts as collateral for future payment obligations of outstanding balances under the warehouse line of credit. The Company does not anticipate any defaults by its warehouse line of credit counterparties, although there can be no assurance that any such default or defaults will not occur.
Unsecured Financing
Senior Notes
On May 13, 2025, the Company closed an underwritten public offering of $115.0 million aggregate principal amount of its senior notes due in 2030, which included $15.0 million aggregate principal amount sold by the Company to the underwriters of the offering pursuant to an overallotment option. The senior notes are unsecured and bear an interest rate of 9.375% per annum, payable quarterly in arrears on February 15, May 15, August 15 and November 15. The senior notes will mature in August 2030, unless earlier redeemed in accordance with their terms. The Company may redeem the senior notes, in whole or in part, any time on or after May 15, 2027, at a redemption price equal to 100% of the principal amount redeemed plus accrued and unpaid interest. The Company may also repurchase the senior notes in open market or privately negotiated transactions at the same or differing price without giving prior notice to or obtaining any consent of the holders. The net proceeds from the offering were approximately $110.6 million after deducting underwriting discounts and offering expenses payable by the Company. As of June 30, 2026 and December 31, 2025, the outstanding amount included on the consolidated balance sheets, net of unamortized deferred issuance costs, was $111.4 million and $111.1 million, respectively.
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

TWO HARBORS INVESTMENT CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Future Maturities
At June 30, 2026, the Company had the following remaining maturities on its financing arrangements:

(in thousands)	Repurchase Agreements	Revolving Credit Facilities	Warehouse Lines of Credit	Senior Notes	Total
Remainder of 2026	$5,639,830	$64,900	$4,333	$—	$5,709,063
2027	—	517,731	—	—	517,731
2028	—	—	—	—	—
2029	—	280,140	—	—	280,140
2030	—	—	—	111,350	111,350
Total	$5,639,830	$862,771	$4,333	$111,350	$6,618,284

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
For the three and six months ended June 30, 2025, the Company recorded a loss contingency accrual of $199.9 million in connection with its then ongoing litigation with PRCM Advisers LLC. The accrual was subsequently settled during the three months ended September 30, 2025 via a cash payment of $375 million pursuant to a Settlement Agreement and Release resolving all claims in the Company's litigation with PRCM Advisers LLC, Pine River Capital Management L.P., and Pine River Domestic Management L.P.
Based on information currently available, management is not aware of any legal or regulatory claims or other contingencies that would have a material effect on the Company’s consolidated financial statements and therefore no accrual is required as of June 30, 2026.

TWO HARBORS INVESTMENT CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Note 14. Stockholders’ Equity
Redeemable Preferred Stock
The following is a summary of the Company’s series of cumulative redeemable preferred stock issued and outstanding as of June 30, 2026. In the event of a voluntary or involuntary liquidation, dissolution or winding up of the Company, each series of preferred stock will rank on parity with one another and rank senior to the Company’s common stock with respect to the payment of the dividends and the distribution of assets.

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
____________________
(1)Subject to the Company’s right under limited circumstances to redeem the preferred stock earlier than the redemption eligible date disclosed in order to preserve its qualification as a REIT or following a change in control of the Company, including the change of control expected in connection with the CCM Merger.
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

For each series of preferred stock, the Company may redeem the stock on or after the redemption eligible date in whole or in part, at any time or from time to time. The Company may also purchase shares of preferred stock from time to time in the open market by tender or in privately negotiated transactions. Each series of preferred stock has a par value of $0.01 per share and a liquidation and redemption price of $25.00, plus any accumulated and unpaid dividends thereon up to, but excluding, the redemption date. Through June 30, 2026, the Company had declared and paid all required quarterly dividends on the Company’s preferred stock.
Preferred Share Repurchase Program
In June 2022, the Company’s board of directors authorized the repurchase of up to an aggregate of 5,000,000 shares of the Company’s preferred stock, which includes each series shown in the table above under the heading Redeemable Preferred Stock. Preferred shares may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to trading plans in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or by any combination of such methods. The manner, price, number and timing of preferred share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The preferred share repurchase program does not require the purchase of any minimum number of shares, and, subject to SEC rules, purchases may be commenced or suspended at any time without prior notice. The preferred share repurchase program does not have an expiration date. No shares of the Company’s preferred stock were repurchased during the three and six months ended June 30, 2026 or 2025.

TWO HARBORS INVESTMENT CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Common Stock
As of June 30, 2026, the Company had 105,133,008 shares of common stock outstanding. The following table presents a reconciliation of the common shares outstanding for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Common shares outstanding, beginning of period	105,044,253	104,025,096	104,806,311	103,680,321
Issuance of common stock	3,332	5,692	6,625	12,218
Non-cash equity award compensation (1)	85,423	101,665	320,072	439,914
Common shares outstanding, end of period	105,133,008	104,132,453	105,133,008	104,132,453
___________________
(1)See Note 15 - Equity Incentive Plans for further details regarding the Company’s equity incentive plans.

Distributions to Stockholders
The following table presents cash dividends declared by the Company on its preferred and common stock during the three and six months ended June 30, 2026 and 2025:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(in thousands, except per share amounts)	2026		2025		2026		2025
Class of Stock	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share
Series A Preferred Stock	$2,564	$0.51	$2,564	$0.51	$5,129	$1.02	$5,129	$1.02
Series B Preferred Stock	$4,842	$0.48	$4,842	$0.48	$9,683	$0.96	$9,683	$0.96
Series C Preferred Stock	$5,460	$0.56	$5,833	$0.60	$10,861	$1.12	$11,613	$1.20
Common Stock	$36,089	$0.34	$40,956	$0.39	$72,186	$0.68	$88,212	$0.84

Dividend Reinvestment and Direct Stock Purchase Plan
The Company sponsors a dividend reinvestment and direct stock purchase plan through which stockholders may purchase additional shares of the Company’s common stock by reinvesting some or all of the cash dividends received on shares of the Company’s common stock. Stockholders may also make optional cash purchases of shares of the Company’s common stock subject to certain limitations detailed in the plan prospectus. The plan allows for the issuance of up to an aggregate of 937,500 shares of the Company’s common stock. During the three and six months ended June 30, 2026, 3,332 and 6,625 shares were issued under the plan for total proceeds of $38 thousand and $79 thousand, respectively. During the three and six months ended June 30, 2025, 5,692 and 12,218 shares were issued under the plan for total proceeds of $0.1 million and $0.2 million, respectively.
Common Share Repurchase Program
The Company’s common share repurchase program allows for the repurchase of up to an aggregate of 9,375,000 shares of the Company’s common stock. Common shares may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act, or by any combination of such methods. The manner, price, number and timing of common share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The common share repurchase program does not require the purchase of any minimum number of shares, and, subject to SEC rules, purchases may be commenced or suspended at any time without prior notice. The common share repurchase program does not have an expiration date. During the three and six months ended June 30, 2026 and 2025, no shares of common stock were repurchased.

TWO HARBORS INVESTMENT CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
At-the-Market Offerings
Pursuant to its equity distribution agreements, the Company is authorized to offer and sell up to 15,000,000 shares of its common stock from time to time in any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act of 1933, as amended. During the three and six months ended June 30, 2026 and 2025, no shares were sold under the “at the market” equity distribution agreements.
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss at June 30, 2026 and December 31, 2025 was as follows:

(in thousands)	June 30, 2026	December 31, 2025
Available-for-sale securities:
Unrealized gains	$11,523	$44,382
Unrealized losses	(57,259)	(44,469)
Accumulated other comprehensive loss	$(45,736)	$(87)

Reclassifications out of Accumulated Other Comprehensive Loss
The Company reclassifies unrealized gains and losses on AFS securities in accumulated other comprehensive loss to net income (loss) upon the recognition of any realized gains and losses on sales as individual securities are sold. For the three and six months ended June 30, 2026, the Company reclassified unrealized losses on sold AFS securities of $1.2 million and $13.5 million, respectively, from accumulated other comprehensive loss to loss on investment securities on the consolidated statements of comprehensive income (loss). For the three and six months ended June 30, 2025, the Company reclassified unrealized losses on sold AFS securities of $17.4 million and $64.3 million, respectively, from accumulated other comprehensive loss to loss on investment securities on the consolidated statements of comprehensive income (loss).

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

TWO HARBORS INVESTMENT CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Restricted Stock Units
The following table summarizes the activity related to RSUs for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026		2025
	Units	Weighted Average Grant Date Fair Market Value	Units	Weighted Average Grant Date Fair Market Value
Outstanding at Beginning of Period	631,529	$12.40	633,746	$15.64
Granted	606,134	10.71	598,957	11.51
Vested	(199,839)	(13.09)	(349,863)	(15.62)
Forfeited	(25,798)	(11.36)	(450)	(17.43)
Outstanding at End of Period	1,012,026	$11.28	882,390	$12.85

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
Performance Share Units
The following table summarizes the activity related to PSUs for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026		2025
	Target Units	Weighted Average Grant Date Fair Market Value	Target Units	Weighted Average Grant Date Fair Market Value
Outstanding at Beginning of Period	715,726	$15.25	652,770	$19.58
Granted	—	—	390,662	13.29
Vested	(67,056)	(22.47)	(90,051)	(21.83)
Forfeited	(1,921)	(14.58)	(94,560)	(19.82)
Outstanding at End of Period	646,749	$14.51	858,821	$16.46

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

TWO HARBORS INVESTMENT CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Restricted Common Stock
In December 2025, the Company granted 309,187 shares of restricted common stock pursuant to the Equity Incentive Plan. The estimated fair value of these awards was $11.32 per share on the grant date, based on the adjusted closing market price of the Company’s common stock on the NYSE on such date. Subsequently, 154,593 shares of restricted common stock were withheld to satisfy the applicable 2025 tax withholding obligation. As of both June 30, 2026 and December 31, 2025, 154,594 shares of unvested restricted common stock remained outstanding. There were no grants, vestings or forfeitures of restricted common stock during the three and six months ended June 30, 2026 or 2025 and no shares of unvested restricted common stock outstanding at June 30, 2025 or December 31, 2024. The shares underlying the restricted common stock will vest ratably on each of the first three anniversaries of the grant date, as long as such grantee complies with the terms and conditions of the applicable restricted stock award agreement.
Non-Cash Equity Compensation Expense
For the three and six months ended June 30, 2026, the Company recognized compensation expense related to RSUs, PSUs and restricted common stock granted pursuant to the Equity Incentive Plan of $1.4 million and $5.9 million, respectively. For the three and six months ended June 30, 2025, the Company recognized compensation expense related to RSUs and PSUs granted pursuant to the Equity Incentive Plan of $1.9 million and $8.5 million, respectively. As of June 30, 2026, the Company had $6.3 million of total unrecognized compensation cost related to unvested share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 2.1 years.

Note 16. Interest Income and Interest Expense
The following table presents the components of the Company’s interest income and interest expense for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Interest income:
Available-for-sale securities	$76,516	$108,842	$157,203	$209,260
Mortgage loans held-for-sale	153	145	322	198
Other	6,867	8,095	14,661	19,006
Total interest income	83,536	117,082	172,186	228,464
Interest expense:
Repurchase agreements	69,556	110,288	144,083	217,366
Revolving credit facilities	16,339	20,343	32,689	40,469
Warehouse lines of credit	89	129	198	184
Senior notes	2,845	1,496	5,686	1,496
Convertible senior notes	—	4,445	710	8,900
Other	728	—	1,352	—
Total interest expense	89,557	136,701	184,718	268,415
Net interest expense	$(6,021)	$(19,619)	$(12,532)	$(39,951)

Note 17. Income Taxes
For the six months ended June 30, 2026 and 2025, the Company qualified to be taxed as a REIT under the Code for U.S. federal income tax purposes. As long as the Company qualifies as a REIT, the Company generally will not be subject to U.S. federal income taxes on its taxable income to the extent it annually distributes its net taxable income to stockholders, and does not engage in prohibited transactions. The Company intends to distribute 100% of its REIT taxable income and comply with all requirements to continue to qualify as a REIT through the Effective Time of the CCM Merger. The majority of states also recognize the Company’s REIT status. The Company’s TRSs file separate tax returns and are fully taxed as standalone U.S. C corporations. The Company intends to comply with the REIT regulations and annual distribution requirements through the Effective Time of the CCM Merger.

TWO HARBORS INVESTMENT CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
During the three and six months ended June 30, 2026, the Company recognized a provision for income taxes of $6.0 million and $10.0 million, respectively, which was primarily due to net income from MSR servicing and mortgage loan origination activities, partially offset by net losses recognized on MSR and operating expenses incurred in the Company’s TRSs. During the three and six months ended June 30, 2025, the Company recognized a provision for income taxes of $1.7 million and $2.1 million, respectively, which was primarily due to net income from MSR servicing and mortgage loan origination activities, partially offset by net losses recognized on MSR and operating expenses incurred in the Company’s TRSs.
Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s consolidated financial statements of a contingent tax liability for uncertain tax positions. Additionally, there were no amounts accrued for penalties or interest as of or during the periods presented in these consolidated financial statements.

Note 18. Earnings Per Share
The following table presents a reconciliation of the net earnings (loss) and shares used in calculating basic and diluted earnings (loss) per share for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except share data)	2026	2025	2026	2025
Basic Earnings (Loss) Per Share:
Net income (loss)	$62,245	$(259,041)	$94,529	$(338,096)
Dividends on preferred stock	(12,866)	(13,239)	(25,673)	(26,425)
Dividends and undistributed earnings allocated to participating equity-based awards	(550)	(344)	(831)	(748)
Net income (loss) attributable to common stockholders, basic	$48,829	$(272,624)	$68,025	$(365,269)
Basic weighted average common shares	104,937,007	104,084,326	104,906,993	104,030,680
Basic earnings (loss) per weighted average common share	$0.47	$(2.62)	$0.65	$(3.51)
Diluted Earnings (Loss) Per Share:
Net income (loss) attributable to common stockholders, basic	$48,829	$(272,624)	$68,025	$(365,269)
Reallocation impact of undistributed earnings to participating equity-based awards	1	—	—	—
Interest expense attributable to dilutive convertible notes	—	—	—	—
Net income (loss) attributable to common stockholders, diluted	$48,830	$(272,624)	$68,025	$(365,269)
Basic weighted average common shares	104,937,007	104,084,326	104,906,993	104,030,680
Effect of dilutive shares issued in an assumed vesting of contingently issuable equity-based awards	490,310	—	468,560	—
Effect of dilutive shares issued in an assumed conversion of convertible notes	—	—	—	—
Diluted weighted average common shares	105,427,317	104,084,326	105,375,553	104,030,680
Diluted earnings (loss) per weighted average common share	$0.46	$(2.62)	$0.65	$(3.51)

For the three months ended June 30, 2026, participating RSAs and RSUs were included in the calculation of basic and diluted earnings per share under the two-class method, as the impact was more dilutive than the alternative treasury stock method. For the six months ended June 30, 2026 and the three and six months ended June 30, 2025, excluded from the calculation of diluted earnings per share was the effect of adding undistributed earnings reallocated to participating RSAs and RSUs, as their inclusion would have been antidilutive for these periods.

TWO HARBORS INVESTMENT CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
For the three and six months ended June 30, 2026, the assumed vesting of outstanding PSUs was included in the calculation of diluted earnings per share under the two-class method, as it was more dilutive than the alternative treasury stock method. For the three and six months ended June 30, 2025, excluded from the calculation of diluted earnings per share was the effect of adding weighted average common share equivalents related to the assumed vesting of outstanding PSUs, as their inclusion would have been antidilutive for these periods.
For the six months ended June 30, 2026 and the three and six months ended June 30, 2025, excluded from the calculation of diluted earnings per share was the effect of adding the assumed conversion of the Company’s convertible senior notes, as inclusion would have been antidilutive under the two-class method for these periods. The assumed conversion of the Company’s convertible senior notes had no impact on the calculation of diluted earnings per share for the three months ended June 30, 2026, as the convertible senior notes were repaid on their January 15, 2026 maturity date.

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

Note 20. Subsequent Events
Events subsequent to June 30, 2026 were evaluated through the date these consolidated financial statements were issued and, except as otherwise discussed in Note 1 - Organization and Operations, no other additional events were identified requiring further disclosure in these consolidated financial statements.

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
On March 27, 2026, we entered into a definitive agreement (the “Original CCM Merger Agreement”) with CrossCountry Intermediate Holdco, LLC (“CCM”) and CrossCountry Merger Corp., a wholly owned subsidiary of CCM, pursuant to which CCM will acquire all of the outstanding shares of our common stock in an all-cash transaction (the “CCM Merger”). On May 7, 2026, we and CCM entered into a second amendment to the Original CCM Merger Agreement (the “Second Amendment”), as amended by the first amendment dated April 28, 2026 (the “First Amendment”) (the Original CCM Merger Agreement, as amended by the First Amendment and the Second Amendment, the “Amended CCM Merger Agreement”). The Second Amendment, among other things, provides that, at the effective time of the CCM Merger (the “Effective Time”), each outstanding share of our common stock will be converted into the right to receive an amount in cash equal to $12.00 per share, an increase from the $11.30 per share consideration under the First Amendment and an increase from the $10.80 per share consideration under the Original CCM Merger Agreement. Additionally, on May 13, 2026, CCM delivered to us a letter irrevocably waiving the restrictions set forth in Section 6.1(b)(i) of the Amended CCM Merger Agreement to permit us to declare and pay a pro-rated dividend on our common stock for the quarter in which the CCM Merger closes. The CCM Merger was approved by our common stockholders on July 2, 2026 and is expected to close on August 3, 2026, subject to the satisfaction of certain remaining closing conditions. On July 23, 2026, we declared a “stub period” dividend of $0.12196 per share of common stock for the third quarter of 2026, subject to the consummation of the CCM merger.
Subject to the terms and conditions of the Amended CCM Merger Agreement, at the effective time, each outstanding share of our 8.125% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, 7.625% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock and 7.25% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (collectively, the “Preferred Stock”), will remain issued and outstanding. Promptly after the Effective Time, the surviving company will deliver a notice of redemption to its preferred stockholders, in accordance with our Articles of Amendment and Restatement, and the Articles Supplementary thereto, and our Amended and Restated Bylaws. Following the Effective Time, when required in connection with the redemption of the Preferred Stock, CCM, on our behalf, will irrevocably set aside and deposit, separate and apart from its other funds, in trust for the benefit of our preferred stockholders, cash in immediately available funds in the amount of $25.00 per outstanding share of Preferred Stock, plus any accumulated and unpaid dividends thereon (whether or not authorized or declared) to, but not including, the redemption date (the “Preferred Stock Redemption Amount”). On the redemption date set forth in the notice of redemption, each share of Preferred Stock will be redeemed for an amount in cash equal to the Preferred Stock Redemption Amount.
As previously disclosed, on December 17, 2025, we entered into a definitive agreement and plan of merger (the “UWM Merger Agreement”) with UWM Holdings Corporation (“UWM”). Following the determination that we had received a “Company Superior Proposal,” as defined in the UWM Merger Agreement, from CCM, and after considering UWM’s proposed revisions to the UWM Merger Agreement in consultation with our financial advisors and outside legal counsel, on March 27, 2026, prior to entering into the Original CCM Merger Agreement, we delivered to UWM a written notice terminating the UWM Merger Agreement. In connection with the termination of the UWM Merger Agreement, CCM, on our behalf, paid UWM a termination fee of $25.4 million in cash as required by the terms of the UWM Merger Agreement (the “UWM Termination Fee”). For the six months ended June 30, 2026, we incurred the UWM Termination Fee of $25.4 million; however this amount was economically and contractually offset through the corresponding payment made by CCM, and accordingly, the UWM Termination Fee did not result in a net impact to our consolidated financial statements.

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
On March 27, 2026, we entered into the Original CCM Merger Agreement, as amended by the First Amendment and the Second Amendment, pursuant to which we will merge with and into a merger subsidiary of CCM, with us continuing as a wholly owned subsidiary of CCM. The forward-looking statements in this Quarterly Report on Form 10-Q, other than the statements regarding the pending CCM Merger, do not assume the consummation of the pending CCM Merger unless specifically stated otherwise.
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

Fair Value Measurement
A significant portion of our assets and liabilities are reported at fair value and, therefore, our consolidated balance sheets and statements of comprehensive income (loss) are significantly affected by fluctuations in market prices. At June 30, 2026, approximately 85.0% of our total assets, or $7.5 billion, consisted of financial instruments recorded at fair value. See Note 11 - Fair Value to the consolidated financial statements, included in this Quarterly Report on Form 10-Q, for descriptions of valuation methodologies used to measure material assets and liabilities at fair value and details of the valuation models, key inputs to those models and significant assumptions utilized. Although we execute various hedging strategies to mitigate our exposure to changes in fair value, we cannot fully eliminate our exposure to volatility caused by fluctuations in market prices.
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
Considerable judgment is used in forming conclusions and estimating inputs to our Level 3 fair value measurements. Level 3 inputs such as interest rate movements, prepayments speeds, credit losses and discount rates are inherently difficult to estimate. Changes to these inputs can have a significant effect on fair value measurements. Accordingly, there is no assurance that our estimates of fair value are indicative of the amounts that would be realized on the ultimate sale or exchange of these assets. At June 30, 2026, 26.5% of our total assets were classified as Level 3 fair value assets.

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

Market Conditions and Outlook
The performance of risk assets in the second quarter was bolstered by the de-escalation of tensions in the Middle East during the period. The price of crude oil finished the quarter around $70 per barrel, all but reversing the price increase in the first quarter. The S&P 500 Index surged higher by 14.9%, achieving a new record high during the quarter. Despite the decline in oil prices, the Treasury yield curve continued to “bear flatten” as it did in the first quarter. The 2-year Treasury yield rose by 38 basis points (“bps”) to 4.17%, while the 10-year Treasury yield increased 15 bps to finish at 4.47%. Employment readings were above expectations throughout the quarter, with the average monthly increase coming in at a robust 164,000 jobs. As the labor market strengthened and inflation continued to run above the Federal Reserve’s (the “Fed”) stated 2% target, several voting members of the Fed turned more hawkish, resulting in the Fed dropping its easing bias. The Fed’s new Chairman, Kevin Warsh, presiding over his first meeting in June, focused his comments on combating inflation, with the post-meeting statement ending with a terse “the Committee will deliver price stability.” While the Fed left rates unchanged over its two meetings in the second quarter, market expectations for Fed action in 2026 shifted from a chance of a cut in rates by December to multiple hikes over the balance of the year, reflecting the incoming data and the hawkish shift in Fed’s stance.
Counter trend to the expectation of higher short rates, volatility declined in response to evolving developments in the Middle East conflict. Implied volatility, as measured by 2-year options on 10-year swap rates, fell by 6 bps to 79 bps over the quarter, close to its year-to-date average of 80 bps. Driven by the decline in implied volatility, a strong equity market, and demand from the GSEs, REITs and money managers, the Agency RMBS sector performed well. Nominal current coupon spreads versus swaps tightened by 13 bps, finishing at 128 bps, while option-adjusted spreads tightened by 10 bps to end at 50 bps, both slightly wider than year-to-date averages. The RMBS market delivered positive hedged returns across the coupon stack, with swap hedges outperforming Treasury-based hedge instruments. The Bloomberg U.S. MBS Index, which is hedged with Treasuries, delivered 30 bps of excess return in the second quarter.

The primary 30-year mortgage rate finished the second quarter roughly unchanged at around 6.5%. Spring’s higher mortgage rates suppressed rate-term refinancing activity, and with little media effect to attract the attention of homeowners, prepayment speeds for higher coupon RMBS declined. For lower coupon RMBS, whose prepayment rates are driven by housing turnover, the uptick from spring seasonality was apparent, with speeds increasing by 30-50% but still slow on both an absolute and historical basis. As a result, the prepayment “S-curve” flattened over the quarter. The prepayment speed for our MSR portfolio, which has a low weighted average mortgage rate of 3.54%, increased by approximately 12.6% quarter over quarter but still only prepaid at a historically slow rate of 6.3% CPR.
While the housing market has been slowly returning to an equilibrium in this “higher-for-longer” environment, the pace of activity remained sluggish on a historical basis. Compared to the first five months of 2025, existing home sales are up 0.65%, but as a percentage of overall ownership the rate of sales is at 40-year lows. Regional supply/demand mismatches continued to exist, with excess supply in Southern markets and constrained supply in Northern markets. Nationally, we anticipate home prices on an annual basis to rise in the low single digits this year.
The MSR market continued to be well supported, with demand outstripping supply. Across the MSR market, servicing transfers in the second quarter continued at the same pace as seen in 2025. Most of the supply has come from non-bank originators with a broader array of buyer types including other non-bank originators, banks and REITs. Given the demand, pricing for bulk and flow channels tightened in the second quarter. Servicing multiples generally increased, owing to higher rates across the yield curve, including short rates which increase the float value of MSR. Delinquency rates for GSE servicing continued to remain low.
RMBS funding markets remained stable and available during the quarter. Spreads for repurchase agreement tightened in the second quarter to around 12 to 15 bps to the Secured Overnight Financing Rate (“SOFR”).
Looking into the second half of the year, although tensions in the Middle East are not as acute as they were earlier in the year, the situation remains volatile and could once again generate an uptick in volatility. Adding to the uncertainty is how the Fed will navigate this complex time period with a new Chairperson who has vowed to deliver price stability during a period of unprecedented amounts of investment in technology, in this iteration, artificial intelligence, while simultaneously changing how it communicates policy decisions to the markets. Apart from the changes in yields across the Treasury curve, markets have largely shrugged off these risks, as evidenced by the performance of equities, the drop in implied volatility in fixed-income markets, and ultimately in spread products. The risk of material spread widening in Agency RMBS should continue to be mitigated by GSE buying, and the supply/demand picture remains favorable with the small amount of new net supply of conventional RMBS being bought by REITs, GSEs and money managers. While RMBS hedged with swaps possesses favorable nominal yield, total performance will be dependent on interest rate volatility. At quarter-end, less than 95% of our MSR portfolio had 50 bps or more of economic incentive to refinance, providing a substantial cushion to a refinance wave. The MSR market remains well supported, and the paired construction of low mortgage rate MSR with RMBS generates attractive risk adjusted returns with lower expected volatility, relative to RMBS portfolios without MSR.
The following table provides the carrying value of our investment portfolio by asset type:

(dollars in thousands)	June 30, 2026		December 31, 2025
Agency RMBS	$5,143,043	68.8%	$6,579,141	73.1%
Mortgage servicing rights	2,336,324	31.2%	2,421,910	26.9%
Other	2,982	—%	3,259	—%
Total	$7,482,349		$9,004,310

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

The following table provides the three-month average CPR experienced by our Agency RMBS and MSR during the three months ended June 30, 2026, and the four immediately preceding quarters:

	Three Months Ended
	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025
Agency RMBS	10.8%	8.6%	7.9%	8.0%	8.4%
Mortgage servicing rights	6.3%	5.6%	6.4%	6.0%	5.8%

Our Agency RMBS are primarily collateralized by fixed-rate mortgage loans. Our Agency portfolio also includes securities with implicit prepayment protection, including lower loan balances (securities collateralized by loans of less than $400,000 in initial principal balance), higher LTVs (securities collateralized by loans with LTVs greater than or equal to 80%), certain geographic concentrations, loans secured by investor-owned properties and lower FICO scores. We also hold pools backed by Agency multi-family mortgage loans and hybrid adjustable-rate mortgage loans. Our overall allocation of Agency RMBS and holdings of pools with specific characteristics are viewed in the context of our aggregate portfolio strategy, including MSR and related derivative hedging instruments. Additionally, the selection of securities with certain attributes is driven by the perceived relative value of the securities, which factors in the opportunities in the marketplace, the cost of financing and the cost of hedging interest rate, prepayment, credit and other portfolio risks. Accordingly, our Agency RMBS capital allocation reflects management’s flexible approach to investing in the marketplace.
The following tables provide the carrying value of our Agency RMBS portfolio by underlying mortgage loan rate type:

	June 30, 2026
(dollars in thousands)	Principal/ Current Face	Carrying Value	Weighted Average CPR (1)	% Prepayment Protected	Gross Weighted Average Coupon Rate	Amortized Cost	Allowance for Credit Losses	Weighted Average Loan Age (months)
Agency RMBS AFS:
30-Year Fixed:
4.5%	$189,080	$183,748	20.6%	100.0%	5.2%	$191,429	$—	67
5.0%	1,357,215	1,351,390	9.1%	99.2%	5.8%	1,377,458	—	48
5.5%	1,501,884	1,518,049	9.6%	80.2%	6.4%	1,526,220	—	28
6.0%	995,174	1,023,598	8.3%	82.2%	6.9%	1,021,866	—	14
≥ 6.5%	455,394	474,592	14.2%	90.6%	7.3%	473,391	—	14
	4,498,747	4,551,377	10.1%	88.1%	6.4%	4,590,364	—	31
Other P&I	528,336	525,206	5.3%	—%	5.5%	531,700	—	11
Interest-only	185,726	11,754	9.0%	—%	4.9%	11,888	—	194
Agency Derivatives	1,061,841	54,706	14.4%	—%	7.0%	65,415	—	20
Total Agency RMBS	$6,274,650	$5,143,043		78.0%		$5,199,367	$—

	December 31, 2025
(dollars in thousands)	Principal/ Current Face	Carrying Value	Weighted Average CPR (1)	% Prepayment Protected	Gross Weighted Average Coupon Rate	Amortized Cost	Allowance for Credit Losses	Weighted Average Loan Age (months)
Agency RMBS AFS:
30-Year Fixed:
4.5%	$1,089,904	$1,073,972	8.1%	100.0%	5.2%	$1,089,701	$—	42
5.0%	1,429,457	1,441,677	8.0%	100.0%	5.7%	1,451,456	—	42
5.5%	786,868	804,095	13.0%	99.7%	6.4%	795,750	—	41
6.0%	1,732,107	1,789,914	9.8%	82.9%	6.9%	1,776,570	—	8
≥ 6.5%	508,260	532,258	17.0%	89.8%	7.3%	528,440	—	9
	5,546,596	5,641,916	10.2%	93.6%	6.2%	5,641,917	—	28
Other P&I	853,193	852,374	0.7%	—%	5.2%	851,399	—	12
Interest-only	315,438	16,922	6.7%	—%	5.4%	18,892	(1,319)	184
Agency Derivatives	1,233,247	67,929	16.2%	—%	7.0%	76,785	—	16
Total Agency RMBS	$7,948,474	$6,579,141		80.3%		$6,588,993	$(1,319)
____________________
(1)Weighted average actual one-month CPR released at the beginning of the following month based on RMBS held as of the preceding month-end.

Our MSR portfolio offers attractive spreads and has many risk reducing characteristics when paired with our Agency RMBS portfolio. The following table summarizes activity related to the UPB of loans underlying our MSR portfolio for the three months ended June 30, 2026, and the four immediately preceding quarters:

	Three Months Ended
(in thousands)	June 30, 2026	March 31, 2026	December 31, 2025	September 30 2025	June 30, 2025
UPB at beginning of period	$158,871,352	$162,450,487	$175,820,641	$198,822,611	$196,773,345
Purchases of mortgage servicing rights	118,388	95,229	329,726	663,744	6,554,362
Origination and recapture of mortgage servicing rights	68,106	56,586	69,328	34,497	34,054
Sales of mortgage servicing rights	—	—	(9,551,653)	(19,111,664)	—
Scheduled payments	(1,400,970)	(1,392,998)	(1,422,921)	(1,647,185)	(1,637,296)
Prepaid	(2,570,398)	(2,326,504)	(2,738,707)	(2,964,335)	(2,913,721)
Other changes	20,242	(11,448)	(55,927)	22,973	11,867
UPB at end of period	$155,106,720	$158,871,352	$162,450,487	$175,820,641	$198,822,611

Counterparty exposure and leverage ratio
We monitor counterparty exposure amongst our broker, banking and lending counterparties on a daily basis. We believe our broker and banking counterparties are well-capitalized organizations, and we attempt to manage our cash balances across these organizations to reduce our exposure to any single counterparty.
As of June 30, 2026, we had entered into repurchase agreements with 21 counterparties, 18 of which had outstanding balances. In addition, we held short- and long-term borrowings under revolving credit facilities, warehouse lines of credit, and unsecured borrowings under senior notes. As of June 30, 2026, the debt-to-equity ratio funding our Agency and non-Agency investment securities, MSR and related servicing advances and mortgage loans held-for-sale, which includes unsecured borrowings under senior notes, was 3.8:1.0.

As of June 30, 2026, we held $642.7 million in cash and cash equivalents, approximately $5.7 million of unpledged Agency RMBS and $3.0 million of unpledged non-Agency securities. As a result, we had an overall estimated unused borrowing capacity on our unpledged securities of approximately $7.1 million. As of June 30, 2026, we held approximately $2.1 million of unpledged MSR and $3.4 million of unpledged servicing advances. Overall, on June 30, 2026, we had $152.1 million unused committed and $875.0 million unused uncommitted borrowing capacity on MSR financing facilities, and $85.1 million in unused committed borrowing capacity on servicing advance financing facilities. As of June 30, 2026, we held approximately $0.5 million of unpledged mortgage loans and had $30.7 million unused committed borrowing capacity on our warehouse line of credit and $42.5 million unused uncommitted borrowing capacity on our loan repurchase agreement. Generally, unused borrowing capacity may be the result of our election not to utilize certain financing, as well as delays in the timing in which funding is provided, insufficient collateral or the inability to meet lenders’ eligibility requirements for specific types of asset classes.
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
Our total serviced mortgage assets consist of mortgage loans underlying our MSR assets, off-balance sheet mortgage loans owned by third parties and subserviced by us, off-balance sheet mortgage loans owned by third parties for which we act as servicing administrator (subserviced by appropriately licensed third-party subservicers), and originated or purchased mortgage loans held-for-sale at period-end. The following table presents the number of loans and unpaid principal balance of the mortgage assets for which we manage the servicing as of June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025
(dollars in thousands)	Number of Loans	Unpaid Principal Balance	Number of Loans	Unpaid Principal Balance
Mortgage servicing rights	655,023	$155,106,720	675,215	$162,450,487
Subservicing	184,963	40,834,058	178,356	40,492,124
Servicing administrator	495	258,559	514	272,820
Mortgage loans held-for-sale	56	12,542	38	13,336
Total serviced mortgage assets	840,537	$196,211,879	854,123	$203,228,767

Summary of Results of Operations and Financial Condition
Our book value per common share for U.S. GAAP purposes was $10.68 at June 30, 2026, an increase from $10.57 per common share at March 31, 2026, and a decrease from $11.13 per common share at December 31, 2025. The rise in book value for the three months ended June 30, 2026 was primarily driven by servicing income, partially offset by MSR portfolio runoff, as well as dividends declared. The decline in book value for the six months ended June 30, 2026 was primarily driven by net mark-to-market losses recognized on investment securities and MSR portfolio runoff, as well as dividends declared, partially offset by servicing income. Our comprehensive income attributable to common stockholders was $47.9 million and $23.2 million for the three and six months ended June 30, 2026, respectively, as compared to comprehensive loss attributable to common stockholders of $221.8 million and $156.9 million for the three and six months ended June 30, 2025, respectively.

The following table presents the components of our comprehensive income (loss) for the three and six months ended June 30, 2026 and 2025:

(in thousands, except per share amounts)	Three Months Ended		Six Months Ended
Income Statement Data:	June 30,		June 30,
	2026	2025	2026	2025
	(unaudited)		(unaudited)
Net interest expense:
Interest income	$83,536	$117,082	$172,186	$228,464
Interest expense	89,557	136,701	184,718	268,415
Net interest expense	(6,021)	(19,619)	(12,532)	(39,951)
Net servicing income:
Servicing income	129,070	158,354	259,213	315,213
Servicing costs	3,211	2,386	5,059	5,583
Net servicing income	125,859	155,968	254,154	309,630
Other income (loss):
Loss on investment securities	(2,123)	(32,830)	(13,109)	(65,559)
Loss on servicing asset	(47,239)	(35,902)	(91,248)	(72,123)
Gain (loss) on derivative instruments	46,678	(84,207)	62,319	(181,547)
Gain on mortgage loans held-for-sale	704	883	2,756	1,552
Other income	1,735	1,038	3,052	1,799
Total other loss	(245)	(151,018)	(36,230)	(315,878)
Expenses:
Compensation and benefits	23,309	21,469	50,007	48,058
Other operating expenses	28,088	21,307	50,837	41,812
Loss contingency accrual	—	199,935	—	199,935
Total expenses	51,397	242,711	100,844	289,805
Income (loss) before income taxes	68,196	(257,380)	104,548	(336,004)
Provision for income taxes	5,951	1,661	10,019	2,092
Net income (loss)	62,245	(259,041)	94,529	(338,096)
Dividends on preferred stock	(12,866)	(13,239)	(25,673)	(26,425)
Net income (loss) attributable to common stockholders	$49,379	$(272,280)	$68,856	$(364,521)
Basic earnings (loss) per weighted average common share	$0.47	$(2.62)	$0.65	$(3.51)
Diluted earnings (loss) per weighted average common share	$0.46	$(2.62)	$0.65	$(3.51)
Dividends declared per common share	$0.34	$0.39	$0.68	$0.84
Comprehensive income (loss):
Net income (loss)	$62,245	$(259,041)	$94,529	$(338,096)
Other comprehensive (loss) income:
Unrealized (loss) gain on available-for-sale securities	(1,458)	50,473	(45,649)	207,645
Other comprehensive (loss) income	(1,458)	50,473	(45,649)	207,645
Comprehensive income (loss)	60,787	(208,568)	48,880	(130,451)
Dividends on preferred stock	(12,866)	(13,239)	(25,673)	(26,425)
Comprehensive income (loss) attributable to common stockholders	$47,921	$(221,807)	$23,207	$(156,876)

Results of Operations
Interest Income
Interest income decreased to $83.5 million and $172.2 million for the three and six months ended June 30, 2026, respectively, from $117.1 million and $228.5 million for the same periods in 2025, primarily due to a decrease in Agency RMBS portfolio size.
Interest Expense
Interest expense decreased to $89.6 million and $184.7 million for the three and six months ended June 30, 2026, respectively, from $136.7 million and $268.4 million for the same periods in 2025, primarily due to decreases in average borrowings outstanding on the Agency RMBS and MSR portfolios, as well as the lower overall interest rate environment.
Net Interest Income
The following tables present the components of interest income and average net asset yield earned by asset type, the components of interest expense and average cost of funds on borrowings incurred by collateral type, and net interest income and average net interest spread for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30, 2026			Six Months Ended June 30, 2026
(dollars in thousands)	Average Balance (1)	Interest Income/Expense	Net Yield/Cost of Funds	Average Balance (1)	Interest Income/Expense	Net Yield/Cost of Funds
Interest-earning assets:
Available-for-sale securities	$6,198,867	$76,516	4.9%	$6,320,468	$157,203	5.0%
Mortgage loans held-for-sale	9,843	153	6.2%	10,562	322	6.1%
Reverse repurchase agreements	163,935	1,497	3.7%	164,423	2,994	3.6%
Other		5,370			11,667
Total interest income/net asset yield	$6,372,645	$83,536	5.2%	$6,495,453	$172,186	5.3%
Interest-bearing liabilities:
Borrowings collateralized by:
Available-for-sale securities	$6,087,181	$58,764	3.9%	$6,212,953	$121,792	3.9%
Agency Derivatives (2)	41,529	445	4.3%	45,935	978	4.3%
Mortgage servicing rights and advances (3)	1,487,133	26,636	7.2%	1,508,246	53,889	7.1%
Mortgage loans held-for-sale	9,519	139	5.8%	10,324	311	6.0%
Unsecured borrowings:
Senior notes	111,289	2,845	10.2%	111,226	5,686	10.2%
Convertible senior notes	—	—	—%	20,369	710	7.0%
Other		728			1,352
Total interest expense/cost of funds	$7,736,651	$89,557	4.6%	$7,909,053	$184,718	4.7%
Net interest expense/spread		$(6,021)	0.6%		$(12,532)	0.6%

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
(dollars in thousands)	Average Balance (1)	Interest Income/Expense	Net Yield/Cost of Funds	Average Balance (1)	Interest Income/Expense	Net Yield/Cost of Funds
Interest-earning assets:
Available-for-sale securities	$8,662,943	$108,842	5.0%	$8,491,953	$209,260	4.9%
Mortgage loans held-for-sale	7,957	145	7.3%	5,664	198	7.0%
Reverse repurchase agreements	128,120	1,401	4.4%	235,055	5,108	4.3%
Other		6,694			13,898
Total interest income/net asset yield	$8,799,020	$117,082	5.3%	$8,732,672	$228,464	5.2%
Interest-bearing liabilities:
Borrowings collateralized by:
Available-for-sale securities	$8,262,110	$93,702	4.5%	$8,072,935	$184,836	4.6%
Agency Derivatives (2)	26,948	329	4.9%	16,002	391	4.9%
Mortgage servicing rights and advances (3)	1,861,010	36,600	7.9%	1,852,201	72,608	7.8%
Mortgage loans held-for-sale	7,651	129	6.7%	5,398	184	6.8%
Unsecured borrowings:
Senior notes	58,467	1,496	10.2%	29,234	1,496	10.2%
Convertible senior notes	260,827	4,445	6.8%	260,651	8,900	6.8%
Total interest expense/cost of funds	$10,477,013	$136,701	5.2%	$10,236,421	$268,415	5.2%
Net interest income/spread		$(19,619)	0.1%		$(39,951)	—%
____________________
(1)Average asset balance represents average amortized cost on AFS securities and average unpaid principal balance on mortgage loans held-for-sale and reverse repurchase agreements.
(2)Yields on Agency Derivatives not shown as the related interest income is included in gain (loss) on derivative instruments in the consolidated statements of comprehensive income (loss).
(3)Yields on mortgage servicing rights and advances not shown as these assets do not earn interest.

The decrease in yields on AFS securities for the three months ended June 30, 2026, as compared to the same period in 2025, was driven by net sales of AFS securities with lower unamortized premiums, partially offset by the portfolio’s overall shift up in coupon. The increase in yields on AFS securities for the six months ended June 30, 2026, as compared to the same period in 2025, was primarily driven by net sales of lower coupon AFS securities. The decrease in cost of funds associated with the financing of AFS securities for the three and six months ended June 30, 2026, as compared to the same periods in 2025, was due to the lower interest rate environment.
The decrease in yields on reverse repurchase agreements for the three and six months ended June 30, 2026, as compared to the same periods in 2025, was due to the lower interest rate environment.
The decrease in cost of funds associated with the financing of MSR assets and related servicing advance obligations for the three and six months ended June 30, 2026, as compared to the same periods in 2025, was primarily due to the lower interest rate environment. We have one revolving credit facility in place to finance our servicing advance obligations, which are included in other assets on our consolidated balance sheets.
In May 2025, we issued $115.0 million of unsecured senior notes due in 2030, which pay interest quarterly at rate of 9.375% per annum. The cost of funds associated with our senior notes also includes amortization of deferred debt issuance costs.
We repaid the outstanding balance of our convertible senior notes on the January 15, 2026 maturity date.
The following table presents the components of the yield earned on our AFS securities portfolio as a percentage of our average amortized cost of securities for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Gross yield/stated coupon	5.4%	5.3%	5.3%	5.1%
Net (premium amortization) discount accretion	(0.5)%	(0.3)%	(0.3)%	(0.2)%
Net yield	4.9%	5.0%	5.0%	4.9%

Net Servicing Income
The following table presents the components of net servicing income for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2026	2025	2026	2025
Servicing fee income	$102,311	$124,409	$207,273	$250,580
Ancillary and other fee income	4,552	5,201	9,357	10,295
Float income	22,207	28,744	42,583	54,338
Total servicing income	129,070	158,354	259,213	315,213
Total servicing costs	3,211	2,386	5,059	5,583
Net servicing income	$125,859	$155,968	$254,154	$309,630

The decrease in total servicing income for the three and six months ended June 30, 2026, as compared to the same periods in 2025, was primarily due to lower servicing fee income on a smaller MSR portfolio as a result of run-off and sales, and lower float income on lower custodial balances as well as a lower interest rate environment.
As previously discussed, RoundPoint handles substantially all servicing functions for the mortgage loans underlying our MSR. For the remaining portion of our serviced mortgage assets, we contract with appropriately licensed third-party subservicers to handle the servicing functions in the name of the subservicer. All third-party subservicing costs and other servicing expenses directly related to our MSR portfolio are included within the servicing costs line item on our consolidated statements of comprehensive income (loss). All servicing-related general and administrative expenses incurred by RoundPoint are included within the compensation and benefits and other operating expenses line items on our consolidated statements of comprehensive income (loss). The increase in servicing costs during the three months ended June 30, 2026, as compared to the same period in 2025, was primarily the result of higher non-recoverable advances. The decrease in servicing costs during the six months ended June 30, 2026, as compared to the same period in 2025, was primarily the result of lower interest on escrows, partially offset by higher non-recoverable advances.
Loss On Investment Securities
The following table presents the components of loss on investment securities for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2026	2025	2026	2025
Proceeds from sales	$1,175,535	$3,771,764	$2,310,360	$5,101,348
Amortized cost of securities sold	(1,177,487)	(3,804,924)	(2,323,196)	(5,167,984)
Total realized losses on sales	(1,952)	(33,160)	(12,836)	(66,636)
Reversal of provision for credit losses	31	116	16	22
Other	(202)	214	(289)	1,055
Loss on investment securities	$(2,123)	$(32,830)	$(13,109)	$(65,559)

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

Loss On Servicing Asset
The following table presents the components of loss on servicing asset for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2026	2025	2026	2025
Changes in fair value due to changes in valuation inputs or assumptions used in the valuation model	$9,569	$27,357	$13,935	$43,373
Changes in fair value due to realization of cash flows (runoff)	(56,808)	(63,251)	(105,183)	(115,488)
Other	—	(8)	—	(8)
Loss on servicing asset	$(47,239)	$(35,902)	$(91,248)	$(72,123)

The increase in loss on servicing asset for the three and six months ended June 30, 2026, as compared to the same periods in 2025, was driven by a less favorable change in valuation assumptions used in the fair valuation of MSR, primarily due to decreasing interest rates with rising prepayment speeds, partially offset by lower portfolio run-off on a lower portfolio balance as a result of sales of MSR.
Gain (Loss) On Derivative Instruments
The following table summarizes the components of gain (loss) on derivative instruments recognized during the three and six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2026	2025	2026	2025
Net interest spread on interest rate swaps	$1,306	$6,382	$3,018	$12,357
Realized and unrealized net gains (losses) on interest rate swaps	9,228	(59,332)	26,255	(164,095)
Interest income, net of accretion, on inverse interest-only securities	1,328	1,348	3,360	1,468
Realized and unrealized net (losses) gains on inverse interest-only securities	(4,835)	3,409	(5,100)	5,041
Realized and unrealized net (losses) gains on TBAs	(4,787)	(10,757)	(46,836)	18,721
Realized and unrealized net gains (losses) on futures	44,438	(25,152)	81,781	(54,915)
Realized and unrealized net losses on options on futures	—	(105)	(159)	(124)
Gain (loss) on derivative instruments	$46,678	$(84,207)	$62,319	$(181,547)

Net interest spread recognized for the accrual and/or settlement of the net interest income associated with our interest rate swaps results from receiving either a floating interest rate (e.g., Overnight Index Swap Rate (“OIS”) or SOFR) or a fixed interest rate and paying either a fixed interest rate or a floating interest rate (OIS or SOFR) on positions held to economically hedge/mitigate portfolio interest rate exposure (or duration) risk. We may elect to terminate certain swaps to align with our investment portfolio, agreements may mature or options may expire resulting in full settlement of our net interest spread asset/liability and the recognition of realized gains and losses, including early termination penalties. The change in fair value of interest rate swaps during the three and six months ended June 30, 2026 and 2025 was a result of changes to floating interest rates (OIS or SOFR), the swap curve and corresponding counterparty borrowing rates. Swaps are used for purposes of hedging our interest rate exposure, and therefore, their unrealized valuation gains and losses (excluding the reversal of unrealized gains and losses to realized gains and losses upon termination, maturation or option expiration) generally offset a portion of the unrealized losses and gains recognized on our Agency RMBS AFS portfolio, which are recorded either directly to stockholders’ equity through other comprehensive (loss) income or to loss on investment securities, in the case of certain AFS securities for which we have elected the fair value option.
For further details regarding our use of derivative instruments and related activity, refer to Note 8 - Derivative Instruments and Hedging Activities to the consolidated financial statements, included in this Quarterly Report on Form 10-Q.

Gain On Mortgage Loans Held-For-Sale
The following table provides a summary of the total net realized and unrealized gains (losses) recognized on mortgage loans held-for-sale and the related derivative instruments used to manage exposure to market risks primarily associated with fluctuations in interest rate risks related to our origination pipeline during the three and six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2026	2025	2026	2025
Mortgage loans held-for-sale	$1,055	$769	$2,613	$1,294
TBAs	(231)	(82)	373	(82)
Interest rate lock commitments	(120)	171	(230)	483
Forward mortgage loan sale commitments	—	25	—	(143)
Gain on mortgage loans held-for-sale	$704	$883	$2,756	$1,552

Operating Expenses
The following table presents the components of operating expenses for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2026	2025	2026	2025
Compensation and benefits:
Non-cash equity compensation expenses	$1,436	$1,932	$5,858	$8,455
Merger-related compensation costs (1)	2,645	—	3,674	—
All other compensation and benefits	19,228	19,537	40,475	39,603
Total compensation and benefits	$23,309	$21,469	$50,007	$48,058
Other operating expenses:
Other merger-related costs (1)	$11,002	$—	$15,607	$—
Certain litigation-related costs (2)	—	2,754	—	2,860
All other operating expenses	17,086	18,553	35,230	38,952
Total other operating expenses	$28,088	$21,307	$50,837	$41,812
Annualized operating expense ratio	11.8%	8.5%	11.4%	8.6%
Annualized operating expense ratio, excluding non-cash equity compensation, merger-related costs and certain litigation-related costs (1) (2)	8.3%	7.6%	8.5%	7.5%
____________________
(1)Merger-related compensation and other costs consist of expenses incurred in connection with the pending CCM Merger, as well as the terminated UWM Merger.
(2)Certain litigation-related costs consists of expenses incurred in connection with the litigation with our former external manager, PRCM Advisers LLC, prior to its resolution in the third quarter of 2025.

The increase in total operating expenses during the three and six months ended June 30, 2026, as compared to the same periods in 2025, was primarily driven by expenses incurred in connection with the pending CCM Merger and the terminated UWM Merger, partially offset by lower non-cash equity compensation expenses, certain litigation-related costs incurred during the three and six months ended June 30, 2025, as well as lower other operating expenses. The increase in our annualized operating expense ratios was also driven by the lower average equity balances in the denominator as a result of the comprehensive losses incurred during 2025, as well as dividends declared during 2025 and the six months ended June 30, 2026.

Loss Contingency Accrual
During the three and six months ended June 30, 2025, we recorded a loss contingency accrual of $199.9 million in connection with our then ongoing litigation with PRCM Advisers LLC. The accrual was subsequently settled during the three months ended September 30, 2025 via a cash payment of $375 million pursuant to a Settlement Agreement and Release resolving all claims in our litigation with PRCM Advisers LLC, Pine River Capital Management L.P., and Pine River Domestic Management L.P.
Income Taxes
During the three and six months ended June 30, 2026, we recognized a provision for income taxes of $6.0 million and $10.0 million, respectively, which was primarily due to net income from MSR servicing and mortgage loan origination activities, partially offset by net losses recognized on MSR and operating expenses incurred in our TRSs. During the three and six months ended June 30, 2025, we recognized a provision for income taxes of $1.7 million and $2.1 million, respectively, which was primarily due to net income from MSR servicing and mortgage loan origination activities, partially offset by net losses recognized on MSR and operating expenses incurred in our TRSs.
Other Comprehensive (Loss) Income
The following table provides a summary of the components of other comprehensive (loss) income during the three and six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2026	2025	2026	2025
Unrealized (losses) gains on available-for-sale securities	$(2,611)	$33,113	$(59,191)	$143,333
Realized losses on sales of available-for-sale securities reclassified to loss on investment securities	1,153	17,360	13,542	64,312
Other comprehensive (loss) income	$(1,458)	$50,473	$(45,649)	$207,645

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

Financial Condition
The following table presents significant components of our balance sheet as of June 30, 2026 and December 31, 2025:

(in thousands)	June 30, 2026	December 31, 2025
Balance Sheet Data:
Available-for-sale securities	$5,091,319	$6,514,471
Mortgage servicing rights	$2,336,324	$2,421,910
Total assets	$8,831,469	$10,859,217
Repurchase agreements	$5,639,830	$7,255,540
Revolving credit facilities	$862,771	$919,371
Senior notes	$111,350	$111,055
Convertible senior notes	$—	$261,810
Total stockholders’ equity	$1,744,885	$1,787,927

Available-for-Sale Securities, at Fair Value
The majority of our AFS investment securities portfolio is comprised of fixed rate Agency mortgage-backed securities backed by single-family and multi-family mortgage loans. We also hold $3.0 million in tranches of mortgage-backed and asset-backed P&I and interest-only non-Agency securities. All of our P&I Agency RMBS AFS are Fannie Mae or Freddie Mac mortgage pass-through certificates or collateralized mortgage obligations, or Ginnie Mae mortgage pass-through certificates, which are backed by the guarantee of the U.S. government. The majority of our Agency RMBS portfolio is comprised of whole pool certificates.
The table below summarizes certain characteristics of our Agency RMBS AFS at June 30, 2026:

	June 30, 2026
(dollars in thousands, except purchase price)	Principal/ Current Face	Net (Discount) Premium	Amortized Cost	Allowance for Credit Losses	Unrealized Gain	Unrealized Loss	Carrying Value	Weighted Average Coupon Rate	Weighted Average Purchase Price
P&I securities	$5,027,083	$94,981	$5,122,064	$—	$11,373	$(56,854)	$5,076,583	5.45%	$102.07
Interest-only securities	185,726	11,888	11,888	—	371	(505)	11,754	2.32%	$9.74
Total	$5,212,809	$106,869	$5,133,952	$—	$11,744	$(57,359)	$5,088,337

Mortgage Servicing Rights, at Fair Value
One of our wholly owned subsidiaries, TH MSR Holdings, has approvals from Fannie Mae and Freddie Mac to own and manage MSR, which represent the right to control the servicing of residential mortgage loans. TH MSR Holdings acquires MSR from third-party originators through flow and bulk purchases, as well as through the recapture of MSR on loans in its MSR portfolio that refinance. TH MSR Holdings also acquires MSR on loans originated by its subsidiary, RoundPoint, through purchases and recapture of MSR. As of June 30, 2026 and December 31, 2025, our MSR had a fair market value of $2.3 billion and $2.4 billion, respectively.
As of June 30, 2026, our MSR portfolio included MSR on 655,023 loans with an unpaid principal balance of approximately $155.1 billion. The following table summarizes certain characteristics of the loans underlying our MSR by gross weighted average coupon rate types and ranges at June 30, 2026:

	June 30, 2026
(dollars in thousands)	Number of Loans	Unpaid Principal Balance	Weighted Average Gross Coupon Rate	Weighted Average Current Loan Size	Weighted Average Loan Age (months)	Weighted Average Original FICO	Weighted Average Original LTV	60+ Day Delinquencies	3-Month CPR	Net Servicing Fee (bps)
30-Year Fixed:
≤ 3.25%	243,100	$70,624,797	2.8%	$345	65	768	71.5%	0.4%	5.0%	25.0
> 3.25 - 3.75%	112,574	26,836,938	3.4%	306	79	753	74.0%	0.8%	5.8%	25.1
> 3.75 - 4.25%	75,081	13,764,713	3.9%	243	107	752	75.2%	1.0%	6.2%	25.3
> 4.25 - 4.75%	44,723	7,419,946	4.4%	239	104	739	77.1%	1.8%	6.4%	25.2
> 4.75 - 5.25%	31,717	7,140,728	5.0%	344	67	748	79.1%	1.7%	7.8%	25.2
> 5.25%	54,194	16,407,986	6.2%	403	37	750	79.9%	1.7%	11.5%	26.9
	561,389	142,195,108	3.6%	329	71	759	74.0%	0.8%	6.3%	25.3
15-Year Fixed:
≤ 2.25%	17,091	3,499,930	2.0%	246	62	776	60.0%	0.2%	4.8%	25.0
> 2.25 - 2.75%	29,550	4,901,566	2.4%	208	66	772	59.5%	0.2%	6.1%	25.0
> 2.75 - 3.25%	23,238	2,249,096	2.9%	148	88	765	61.7%	0.3%	8.3%	25.2
> 3.25 - 3.75%	12,073	787,809	3.4%	107	106	755	64.0%	0.6%	10.8%	25.2
> 3.75 - 4.25%	5,413	321,612	3.9%	107	102	739	65.8%	0.6%	8.9%	25.4
> 4.25%	4,807	659,740	5.3%	276	42	749	64.3%	1.5%	15.9%	27.4
	92,172	12,419,753	2.6%	202	71	769	60.7%	0.3%	7.1%	25.2
Total ARMs	1,462	491,859	5.2%	446	48	766	72.2%	0.4%	15.4%	25.1
Total	655,023	$155,106,720	3.5%	$319	71	760	72.9%	0.8%	6.3%	25.3

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
At June 30, 2026, borrowings under repurchase agreements, revolving credit facilities, warehouse lines of credit and senior notes had the following characteristics:

(dollars in thousands)	June 30, 2026
Borrowing Type	Amount Outstanding	Weighted Average Borrowing Rate	Weighted Average Years to Maturity
Repurchase agreements	$5,639,830	4.12%	0.2
Revolving credit facilities	862,771	6.67%	1.4
Warehouse lines of credit	4,333	5.59%	0.2
Senior notes	111,350	9.38%	4.1
Total	$6,618,284	4.54%	0.4

(dollars in thousands)	June 30, 2026
Collateral Type	Amount Outstanding	Weighted Average Borrowing Rate	Weighted Average Haircut on Collateral Value
Agency RMBS	$5,013,653	3.82%	3.8%
Agency Derivatives	43,671	4.39%	19.0%
Mortgage servicing rights	1,372,871	6.69%	30.5%
Mortgage servicing advances	64,900	6.45%	14.0%
Mortgage loans held-for-sale	11,839	5.61%	0.6%
Other (1)	111,350	9.38%	N/A
Total	$6,618,284	4.54%	9.5%
____________________
(1)Includes unsecured borrowings under senior notes due August 2030, paying interest quarterly at a rate of 9.375% per annum on the aggregate principal amount, which was $115.0 million on June 30, 2026.

As of June 30, 2026, the debt-to-equity ratio funding our Agency and non-Agency investment securities, MSR and related servicing advances and mortgage loans held-for-sale, which includes unsecured borrowings under senior notes, was 3.8:1.0. Our Agency RMBS, given their liquidity and high credit quality, are eligible for higher levels of leverage, while MSR, with less liquidity and/or more exposure to prepayment risk, utilize lower levels of leverage. Generally, our debt-to-equity ratio is directly correlated to the composition of our portfolio; typically, the higher the percentage of Agency RMBS we hold, the higher our debt-to-equity ratio will be. However, in addition to portfolio mix, our debt-to-equity ratio is a function of many other factors, including the liquidity of our portfolio, the availability and price of our financing, the diversification of our counterparties and their available capacity to finance our assets, and anticipated regulatory developments. We may alter the percentage allocation of our portfolio among our target assets depending on the relative value of the assets that are available to purchase from time to time, including at times when we are deploying proceeds from offerings we conduct. We believe the current degree of leverage within our portfolio helps ensure that we have access to unused borrowing capacity, thus supporting our liquidity and the strength of our balance sheet.
The following table provides a summary of our borrowings under repurchase agreements (excluding those collateralized by U.S. Treasuries), revolving credit facilities, warehouse lines of credit, senior notes and convertible senior notes and our debt-to-equity ratios for the three months ended June 30, 2026, and the four immediately preceding quarters:

(dollars in thousands)
For the Three Months Ended	Quarterly Average	End of Period Balance	Maximum Balance of Any Month-End	End of Period Total Borrowings to Equity Ratio	End of Period Net Long (Short) TBA Cost Basis	End of Period Net Payable (Receivable) for Unsettled RMBS	End of Period Economic Debt-to-Equity Ratio (1)
June 30, 2026	$7,736,651	$6,618,284	$7,791,769	3.8:1.0	$3,802,578	$—	6.0:1.0
March 31, 2026	$8,081,685	$8,286,052	$8,286,052	4.8:1.0	$2,981,694	$(230,695)	6.4:1.0
December 31, 2025	$8,318,151	$8,557,182	$8,557,182	4.8:1.0	$4,185,465	$(177,891)	7.0:1.0
September 30, 2025	$8,671,136	$8,430,709	$8,525,078	4.8:1.0	$4,391,419	$(133,405)	7.2:1.0
June 30, 2025	$10,477,013	$10,175,579	$10,737,324	5.4:1.0	$3,009,819	$108,474	7.0:1.0
____________________
(1)Defined as total borrowings under repurchase agreements (excluding those collateralized by U.S. Treasuries), revolving credit facilities, warehouse lines of credit, senior notes and convertible senior notes, plus implied debt on net TBA cost basis and net payable (receivable) for unsettled RMBS, divided by total equity.

Equity
The following table provides details of our changes in stockholders’ equity from March 31, 2026 to June 30, 2026:

(in millions, except per share amounts)	Book Value	Common Shares Outstanding	Common Book Value Per Share
Common stockholders’ equity at March 31, 2026	$1,109.8	105.0	$10.57
Net income	62.2
Other comprehensive loss	(1.4)
Comprehensive income	60.8
Dividends on preferred stock	(12.9)
Comprehensive income attributable to common stockholders	47.9
Dividends on common stock	(36.1)
Other	1.5	0.1
Common stockholders’ equity at June 30, 2026	$1,123.1	105.1	$10.68
Total preferred stock liquidation preference	621.8
Total stockholders’ equity at June 30, 2026	$1,744.9

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
As of June 30, 2026, we held $642.7 million in cash and cash equivalents available to support our operations; $7.5 billion of AFS securities, MSR, mortgage loans held-for-sale and derivative assets held at fair value; and $6.6 billion of outstanding debt in the form of repurchase agreements and borrowings under revolving credit facilities, warehouse lines of credit and senior notes. During both the three and six months ended June 30, 2026, the debt-to-equity ratio funding our Agency and non-Agency investment securities, MSR and related servicing advances and mortgage loans held-for-sale, which also includes all unsecured corporate debt, decreased from 4.8:1.0 to 3.8:1.0, which was primarily driven by a decrease in outstanding debt as a result of lower repurchase agreement financing against our lower RMBS portfolio. The economic debt-to-equity ratio funding our Agency and non-Agency investment securities, MSR and related servicing advances and mortgage loans held-for-sale, which also includes all unsecured corporate debt, implied debt on net TBA cost basis and net payable (receivable) for unsettled RMBS, was 6.0:1.0 at June 30, 2026, a decrease from 6.4:1.0 at March 31, 2026 and a decrease from 7.0:1.0 at December 31, 2025.
As of June 30, 2026, we held approximately $5.7 million of unpledged Agency RMBS and $3.0 million of unpledged non-Agency securities. As a result, we had an overall estimated unused borrowing capacity on unpledged securities of approximately $7.1 million. As of June 30, 2026, we held approximately $2.1 million of unpledged MSR and $3.4 million of unpledged servicing advances. Overall, on June 30, 2026, we had $152.1 million unused committed and $875.0 million unused uncommitted borrowing capacity on MSR financing facilities, and $85.1 million in unused committed borrowing capacity on servicing advance financing facilities. As of June 30, 2026, we held approximately $0.5 million of unpledged mortgage loans and had $30.7 million unused committed borrowing capacity on our warehouse lines of credit and $42.5 million unused uncommitted borrowing capacity on our loan repurchase agreement. Generally, unused borrowing capacity may be the result of our election not to utilize certain financing, as well as delays in the timing in which funding is provided, insufficient collateral or the inability to meet lenders’ eligibility requirements for specific types of asset classes. On a daily basis, we monitor and forecast our available, or excess, liquidity. Additionally, we frequently perform shock analyses against various market events to monitor the adequacy of our excess liquidity.
During the six months ended June 30, 2026, we did not experience any material issues accessing our funding sources. We expect ongoing sources of financing to be primarily repurchase agreements, revolving credit facilities, warehouse lines of credit, senior notes and similar financing arrangements. We plan to finance our assets with a moderate amount of leverage, the level of which may vary based upon the particular characteristics of our portfolio and market conditions.
As of June 30, 2026, we had master repurchase agreements in place with 21 counterparties (lenders), the majority of which are U.S. domiciled financial institutions, and we continue to evaluate additional counterparties to manage and optimize counterparty risk. Under our repurchase agreements, we are required to pledge additional assets as collateral to our lenders when the estimated fair value of the existing pledged collateral under such agreements declines and such lenders, through a margin call, demand additional collateral. Lenders generally make margin calls because of a perceived decline in the value of our assets collateralizing the repurchase agreements. This may occur following the monthly principal reduction of assets due to scheduled amortization and prepayments on the underlying mortgages, or may be caused by changes in market interest rates, a perceived decline in the market value of the investments and other market factors. To cover a margin call, we may pledge additional assets or cash. At maturity, any cash on deposit as collateral is generally applied against the repurchase agreement balance, thereby reducing the amount borrowed. Should the value of our assets suddenly decrease, significant margin calls on our repurchase agreements could result, causing an adverse change in our liquidity position.

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

(in thousands)
June 30, 2026
Expiration Date (1)	Amount Outstanding	Unused Committed Capacity (2)	Unused Uncommitted Capacity	Total Capacity	Eligible Collateral
March 31, 2027	$517,731	$132,269	$250,000	$900,000	Mortgage servicing rights
March 8, 2029	$280,140	$19,860	$200,000	$500,000	Mortgage servicing rights (3)
November 23, 2026	$350,000	$—	$50,000	$400,000	Mortgage servicing rights (4)
October 26, 2026	$150,000	$—	$150,000	$300,000	Mortgage servicing rights (4)
December 30, 2026	$75,000	$—	$225,000	$300,000	Mortgage servicing rights (4)
December 14, 2026	$64,900	$85,100	$—	$150,000	Mortgage servicing advances
August 18, 2026	$4,333	$30,667	$15,000	$50,000	Mortgage loans held-for-sale
June 25, 2027	$7,506	$—	$42,494	$50,000	Mortgage loans held-for-sale
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

We are subject to a variety of financial covenants under our lending agreements. The following represent the most restrictive financial covenants across our lending agreements as of June 30, 2026:
•Total indebtedness to tangible net worth must be less than 8.0:1.0. As of June 30, 2026, our total indebtedness to tangible net worth, as defined, was 4.0:1.0.
•Liquidity, as defined, and unrestricted cash must be greater than $149.0 million and $75.0 million, respectively. As of June 30, 2026, our liquidity, as defined, was $685.2 million and our unrestricted cash balance was $642.7 million.
•Net worth, as defined, must be greater than $1.5 billion. As of June 30, 2026, our net worth, as defined, was $1.7 billion.
We are also subject to additional financial covenants in connection with various other agreements we enter into in the normal course of our business. We intend to continue to operate in a manner which complies with all of our financial covenants.
The following table summarizes assets at carrying values that were pledged or restricted as collateral for the future payment obligations of repurchase agreements, revolving credit facilities and warehouse lines of credit at June 30, 2026 and December 31, 2025:

(in thousands)	June 30, 2026	December 31, 2025
Available-for-sale securities, at fair value	$5,084,098	$6,505,374
Mortgage servicing rights, at fair value	2,334,224	2,417,593
Mortgage loans held-for-sale, at fair value	12,207	13,350
Restricted cash	124,268	108,723
Due from counterparties	5,984	206,514
Derivative assets, at fair value	53,211	67,227
Other assets	67,104	100,133
Total	$7,681,096	$9,418,914

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
The following table provides the maturities of our repurchase agreements, revolving credit facilities, warehouse lines of credit, senior notes and convertible senior notes as of June 30, 2026 and December 31, 2025:

(in thousands)	June 30, 2026	December 31, 2025
Within 30 days	$1,954,901	$2,512,817
30 to 59 days	911,341	1,745,355
60 to 89 days	1,359,064	1,702,483
90 to 119 days	993,857	916,101
120 to 364 days	1,007,631	721,500
One to three years	280,140	567,731
Three to five years	111,350	391,195
Total	$6,618,284	$8,557,182
For the three months ended June 30, 2026, our restricted and unrestricted cash balance increased approximately $104.9 million to $865.1 million. The cash movements can be summarized by the following:
•Cash flows from operating activities. For the three months ended June 30, 2026, operating activities increased our cash balances by approximately $192.7 million, primarily driven by our financial results for the quarter.
•Cash flows from investing activities. For the three months ended June 30, 2026, investing activities increased our cash balances by approximately $1.6 billion, driven by proceeds from sales of and principal payments received on AFS securities and net proceeds from reverse repurchase agreements, partially offset by net payments on derivative instruments.
•Cash flows from financing activities. For the three months ended June 30, 2026, financing activities decreased our cash balance by approximately $1.7 billion, primarily driven by net paydowns on our repurchase agreements financing AFS securities as a result of the sales and the payment of fourth and first quarter dividends.

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
We perform interest rate sensitivity analyses on various measures of our financial results and condition by examining how our assets, financing and hedges will perform in various interest rate “shock” scenarios. Two of these measures are presented below in more detail. The first measure is change in annualized net interest income over the next 12 months, including interest spread from our interest rate swaps and float income from custodial accounts associated with our servicing portfolio. The second measure is change in value of financial position, including the value of our derivative assets and liabilities. All changes in value are measured as the change from the June 30, 2026 financial position. All projected changes in annualized net interest income are measured as the change from the projected annualized net interest income based off current performance returns.
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

The following interest rate sensitivity table displays the potential impact of instantaneous, parallel changes in interest rates of +/- 25 and +/- 50 bps on annualized net interest income and portfolio value, based on our interest sensitive financial instruments at June 30, 2026. The preceding discussion shows that the results for the 25 bps move scenarios are the best representation of our interest rate exposure, followed by those for the 50 bps move scenarios. This hierarchy reflects our localized approach to managing interest rate risk: monitoring rates and rebalancing our hedges on a day-to-day basis, where rate moves only rarely exceed 25 bps in either direction.

	Changes in Interest Rates
(dollars in thousands)	-50 bps	-25 bps	+25 bps	+50 bps
Change in annualized net interest income (1):	$4,232	$2,092	$(1,987)	$(4,033)
% change in net interest income (1)	3.8%	1.9%	(1.8)%	(3.6)%
Change in value of financial position:
Available-for-sale securities	$82,009	$43,940	$(49,317)	$(103,342)
As a % of common equity	7.3%	3.9%	(4.4)%	(9.2)%
Mortgage servicing rights (2)	$(88,824)	$(42,376)	$32,838	$62,536
As a % of common equity (2)	(7.9)%	(3.8)%	2.9%	5.6%
Mortgage loans held-for-sale	$86	$47	$(54)	$(115)
As a % of common equity	—%	—%	—%	—%
Derivatives, net	$(22,628)	$(7,868)	$407	$(5,558)
As a % of common equity	(2.0)%	(0.7)%	0.1%	(0.5)%
Reverse repurchase agreements	$29	$14	$(14)	$(29)
As a % of common equity	—%	—%	—%	—%
Repurchase agreements	$(3,746)	$(1,873)	$1,873	$3,746
As a % of common equity	(0.3)%	(0.2)%	0.2%	0.3%
Revolving credit facilities	$(179)	$(89)	$89	$177
As a % of common equity	—%	—%	—%	—%
Warehouse lines of credit	$(3)	$(1)	$1	$3
As a % of common equity	—%	—%	—%	—%
Senior notes	$1,347	$689	$(716)	$(1,458)
As a % of common equity	0.1%	0.1%	(0.1)%	(0.1)%
Total Net Assets	$(31,909)	$(7,517)	$(14,893)	$(44,040)
As a % of total assets	(0.4)%	(0.1)%	(0.2)%	(0.5)%
As a % of common equity	(2.8)%	(0.7)%	(1.3)%	(3.9)%
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

Certain assumptions have been made in connection with the calculation of the information set forth in the foregoing interest rate sensitivity table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at June 30, 2026. As discussed, the analysis utilizes assumptions and estimates based on our experience and judgment. Furthermore, future purchases and sales of assets could materially change our interest rate risk profile.
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

Item 4. Controls and Procedures
A review and evaluation was performed by our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that review and evaluation, the CEO and CFO have concluded that our current disclosure controls and procedures, as designed and implemented, were effective as of June 30, 2026. Although our CEO and CFO have determined our disclosure controls and procedures were effective at the end of the period covered by this Quarterly Report on Form 10-Q, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the reports we submit under the Exchange Act.
There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
Except as set forth in our Quarterly Report on Form 10-Q for the period ended March 31, 2026, or the Q1 Form 10-Q, there have been no material changes to the risk factors set forth under the heading “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025, or the Form 10-K. The materialization of any risks and uncertainties identified in our Forward-Looking Statements contained in this Quarterly Report on Form 10-Q, together with those previously disclosed in the Form 10-K, the Q1 Form 10-Q or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations, and cash flows. See Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements” in this Quarterly Report on Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)None.
(b)None.
(c)Our preferred share repurchase program allows for the repurchase of up to an aggregate of 5,000,000 shares of our Preferred Stock, which includes our 8.125% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, 7.625% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock and 7.25% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock. Preferred shares may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to trading plans in accordance with Rule 10b5-1 under the Exchange Act or by any combination of such methods. The manner, price, number and timing of preferred share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The preferred share repurchase program does not require the purchase of any minimum number of shares, and, subject to SEC rules, purchases may be commenced or suspended at any time without prior notice. The preferred share repurchase program does not have an expiration date. We did not repurchase preferred shares during the three months ended June 30, 2026.
Our common share repurchase program allows for the repurchase of up to an aggregate of 9,375,000 shares of our common stock. Common shares may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act or by any combination of such methods. The manner, price, number and timing of common share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The common share repurchase program does not require the purchase of any minimum number of shares, and, subject to SEC rules, purchases may be commenced or suspended at any time without prior notice. The common share repurchase program does not have an expiration date. We did not repurchase common shares during the three months ended June 30, 2026.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
(a)None.
(b)None.
(c)During the three months ended June 30, 2026, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

2.3
Second Amendment to the Agreement and Plan of Merger, dated May 7, 2026, by and among CrossCountry Intermediate Holdco, LLC, CrossCountry Merger Corp. and Two Harbors Investment Corp (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 7, 2026).

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

3.12	Amended and Restated Bylaws of Two Harbors Investment Corp. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 23, 2020).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

Exhibit Number	Exhibit Description
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)
101	Financial statements from the Quarterly Report on Form 10-Q of Two Harbors Investment Corp. for the quarterly period ended June 30, 2026, filed with the SEC on July 29, 2026, formatted in Inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements. (filed herewith)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101). (filed herewith)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TWO HARBORS INVESTMENT CORP.
Dated:	July 29, 2026	By:	/s/ William Greenberg
William Greenberg President and Chief Executive Officer (Principal Executive Officer)
Dated:	July 29, 2026	By:	/s/ William Dellal
William Dellal Vice President and Chief Financial Officer (Principal Financial Officer)
Dated:	July 29, 2026	By:	/s/ Jillian Halm
Jillian Halm Chief Accounting Officer (Principal Accounting Officer)